Form 10-Q
period 2019-06-30
NEWPARK RESOURCES INC
filed 2019-07-31
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	NR	New York Stock Exchange
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
As of July 29, 2019, a total of 90,062,087 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2019

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

PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements
Newpark Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	June 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$49,035	$56,118
Receivables, net	249,197	254,394
Inventories	193,464	196,896
Prepaid expenses and other current assets	23,671	15,904
Total current assets	515,367	523,312

Property, plant and equipment, net	316,597	316,293
Operating lease assets	27,365	—
Goodwill	43,889	43,832
Other intangible assets, net	23,285	25,160
Deferred tax assets	4,632	4,516
Other assets	3,363	2,741
Total assets	$934,498	$915,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$5,657	$2,522
Accounts payable	96,359	90,607
Accrued liabilities	42,205	48,797
Total current liabilities	144,221	141,926

Long-term debt, less current portion	156,655	159,225
Noncurrent operating lease liabilities	21,850	—
Deferred tax liabilities	36,936	37,486
Other noncurrent liabilities	8,707	7,536
Total liabilities	368,369	346,173

Commitments and contingencies (Note 9)

Common stock, $0.01 par value (200,000,000 shares authorized and 106,696,719 and 106,362,991 shares issued, respectively)	1,067	1,064
Paid-in capital	618,626	617,276
Accumulated other comprehensive loss	(67,873)	(67,673)
Retained earnings	153,395	148,802
Treasury stock, at cost (16,858,005 and 15,530,952 shares, respectively)	(139,086)	(129,788)
Total stockholders’ equity	566,129	569,681
Total liabilities and stockholders’ equity	$934,498	$915,854

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2019	2018	2019	2018
Revenues	$216,412	$236,262	$427,885	$463,555
Cost of revenues	177,933	188,480	352,909	374,935
Selling, general and administrative expenses	28,037	28,708	58,779	55,662
Other operating income, net	(472)	(69)	(396)	(23)
Operating income	10,914	19,143	16,593	32,981

Foreign currency exchange (gain) loss	990	458	(72)	683
Interest expense, net	3,523	3,691	7,179	6,991
Income before income taxes	6,401	14,994	9,486	25,307

Provision for income taxes	2,095	4,148	3,898	7,239
Net income	$4,306	$10,846	$5,588	$18,068

Net income per common share - basic:	$0.05	$0.12	$0.06	$0.20
Net income per common share - diluted:	$0.05	$0.12	$0.06	$0.19

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018

Net income	$4,306	$10,846	$5,588	$18,068

Foreign currency translation adjustments (net of tax benefit (expense) of $(179), $1,486, $(109), $987)	1,721	(9,212)	(200)	(9,878)

Comprehensive income	$6,027	$1,634	$5,388	$8,190

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In thousands)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total
Balance at March 31, 2019	$1,064	$622,554	$(69,594)	$150,084	$(134,320)	$569,788
Net income	—	—	—	4,306	—	4,306
Employee stock options, restricted stock and employee stock purchase plan	3	(5,833)	—	(995)	5,758	(1,067)
Stock-based compensation expense	—	1,905	—	—	—	1,905
Treasury shares purchased at cost	—	—	—	—	(10,524)	(10,524)
Foreign currency translation, net of tax	—	—	1,721	—	—	1,721
Balance at June 30, 2019	$1,067	$618,626	$(67,873)	$153,395	$(139,086)	$566,129

Balance at March 31, 2018	$1,046	$606,491	$(53,885)	$123,743	$(127,180)	$550,215
Net income	—	—	—	10,846	—	10,846
Employee stock options, restricted stock and employee stock purchase plan	15	2,617	—	—	(2,317)	315
Stock-based compensation expense	—	2,559	—	—	—	2,559
Foreign currency translation, net of tax	—	—	(9,212)	—	—	(9,212)
Balance at June 30, 2018	$1,061	$611,667	$(63,097)	$134,589	$(129,497)	$554,723

Balance at December 31, 2018	$1,064	$617,276	$(67,673)	$148,802	$(129,788)	$569,681
Net income	—	—	—	5,588	—	5,588
Employee stock options, restricted stock and employee stock purchase plan	3	(5,524)	—	(995)	6,239	(277)
Stock-based compensation expense	—	6,874	—	—	—	6,874
Treasury shares purchased at cost	—	—	—	—	(15,537)	(15,537)
Foreign currency translation, net of tax	—	—	(200)	—	—	(200)
Balance at June 30, 2019	$1,067	$618,626	$(67,873)	$153,395	$(139,086)	$566,129

Balance at December 31, 2017	$1,046	$603,849	$(53,219)	$123,375	$(127,571)	$547,480
Cumulative effect of accounting changes	—	—	—	(6,764)	—	(6,764)
Net income	—	—	—	18,068	—	18,068
Employee stock options, restricted stock and employee stock purchase plan	15	2,970	—	(90)	(1,926)	969
Stock-based compensation expense	—	4,848	—	—	—	4,848
Foreign currency translation, net of tax	—	—	(9,878)	—	—	(9,878)
Balance at June 30, 2018	$1,061	$611,667	$(63,097)	$134,589	$(129,497)	$554,723

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2019	2018
Cash flows from operating activities:
Net income	$5,588	$18,068
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	23,070	22,755
Stock-based compensation expense	6,874	4,848
Provision for deferred income taxes	(1,514)	243
Net provision for doubtful accounts	789	1,229
Gain on sale of assets	(5,128)	(371)
Amortization of original issue discount and debt issuance costs	2,973	2,643
Change in assets and liabilities:
(Increase) decrease in receivables	6,583	(1,185)
(Increase) decrease in inventories	3,868	(21,459)
Increase in other assets	(5,058)	(3,417)
Increase in accounts payable	6,207	6,659
Decrease in accrued liabilities and other	(10,012)	(9,326)
Net cash provided by operating activities	34,240	20,687

Cash flows from investing activities:
Capital expenditures	(23,866)	(24,458)
Proceeds from sale of property, plant and equipment	5,708	920
Refund of proceeds from sale of a business	—	(13,974)
Business acquisitions, net of cash acquired	—	(249)
Net cash used in investing activities	(18,158)	(37,761)

Cash flows from financing activities:
Borrowings on lines of credit	135,952	203,716
Payments on lines of credit	(141,317)	(171,796)
Debt issuance costs	(917)	(11)
Proceeds from employee stock plans	1,090	3,700
Purchases of treasury stock	(17,365)	(3,074)
Other financing activities	2,758	2,515
Net cash provided by (used in) financing activities	(19,799)	35,050

Effect of exchange rate changes on cash	(125)	(2,926)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(3,842)	15,050
Cash, cash equivalents, and restricted cash at beginning of period	64,266	65,460
Cash, cash equivalents, and restricted cash at end of period	$60,424	$80,510

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we collectively refer to as “we,” “our,” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. Our fiscal year end is December 31, our second quarter represents the three-month period ended June 30, and our first half represents the six-month period ended June 30. The results of operations for the second quarter and first half of 2019 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise noted, all currency amounts are stated in U.S. dollars.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2019, our results of operations for the second quarter and first half of 2019 and 2018, and our cash flows for the first half of 2019 and 2018. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2018 is derived from the audited consolidated financial statements at that date.
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
Standards Not Yet Adopted
Credit Losses. In June 2016, the FASB issued new guidance which requires financial assets measured at amortized cost basis, including trade receivables, to be presented at the net amount expected to be collected. The new guidance requires an entity to estimate its lifetime “expected credit loss” for such assets at inception which will generally result in the earlier recognition of allowances for losses. This guidance is effective for us in the first quarter of 2020 with early adoption permitted, and will be applied using a modified retrospective transition method through a cumulative-effect adjustment, if any, to retained earnings as of the date of adoption. As part of our assessment work to date, we have formed an implementation work team and conducted a preliminary analysis of the new guidance. Based on our current financial assets measured at amortized cost basis, we anticipate the new guidance will require us to reflect additional credit loss expense; however, we have not yet completed an estimation of such amount and we are still evaluating the overall impact of the new guidance on our consolidated financial statements and related disclosures.

Note 2 – Earnings Per Share
The following table presents the reconciliation of the numerator and denominator for calculating net income per share:

	Second Quarter		First Half
(In thousands, except per share data)	2019	2018	2019	2018
Numerator
Net income - basic and diluted	$4,306	$10,846	$5,588	$18,068

Denominator
Weighted average common shares outstanding - basic	89,806	89,703	89,958	89,400
Dilutive effect of stock options and restricted stock awards	1,900	2,823	2,082	2,730
Dilutive effect of 2021 Convertible Notes	—	1,265	—	636
Weighted average common shares outstanding - diluted	91,706	93,791	92,040	92,766

Net income per common share
Basic	$0.05	$0.12	$0.06	$0.20
Diluted	$0.05	$0.12	$0.06	$0.19

We excluded the following weighted-average potential shares from the calculations of diluted net income per share during the applicable periods because their inclusion would have been anti-dilutive:

	Second Quarter		First Half
(In thousands)	2019	2018	2019	2018
Stock options and restricted stock awards	1,707	1,173	1,710	1,412

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

Note 3 – Repurchase Program
In November 2018, our Board of Directors authorized changes to our existing securities repurchase program. The authorization increased the amount under the repurchase program to $100 million, available for repurchases of any combination of our common stock and our 2021 Convertible Notes. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows, available cash on hand, and borrowings under our ABL Facility (as defined in Note 7). As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934.
During the first half of 2019, we repurchased an aggregate of 2,047,014 shares of our common stock under our Board authorized repurchase program for a total cost of $15.5 million. There were no shares repurchased under the program during the first half of 2018. As of June 30, 2019, we had $84.5 million of authorization remaining under the program.
Note 4 – Stock-Based and Other Long-Term Incentive Compensation
During the second quarter of 2019, our stockholders approved an amendment to the 2015 Employee Equity Incentive Plan (“2015 Plan”) to increase the number of shares authorized for issuance under the 2015 Plan from 9,800,000 to 12,300,000 shares and remove the fungible share counting provision.
During the second quarter of 2019, the Compensation Committee of our Board of Directors (“Compensation Committee”) approved equity-based compensation to executive officers and other key employees, consisting of 1,135,216 shares of restricted stock units which will primarily vest in equal installments over a three-year period. At June 30, 2019, 3,229,820 shares remained available for award under the 2015 Plan. In addition, non-employee directors received a grant of 104,900 shares of restricted stock awards which will vest in full on the earlier of the day prior to the next annual meeting of stockholders following the grant date or the first anniversary of the grant date. The weighted average grant-date fair value was $7.34 per share for both the restricted stock units and restricted stock awards.
Also during the second quarter of 2019, the Compensation Committee approved the issuance of cash-settled awards to certain executive officers, consisting of a target amount of $2.3 million of performance-based cash awards. The performance-based cash awards will be settled based on the relative ranking of our total shareholder return (“TSR”) as compared to the TSR of our designated peer group over a three-year period. The performance period began June 1, 2019 and ends May 31, 2022, with the ending TSR price being equal to the average closing price of our shares over the 30-calendar days ending May 31, 2022 and the cash payout for each executive ranging from 0% to 200% of target. The performance-based cash awards are accrued as a liability award over the performance period based on the estimated fair value. The fair value of the performance-based cash awards is remeasured each period using a Monte-Carlo valuation model with changes in fair value recognized in the consolidated statements of operations.
In February 2019, the Compensation Committee modified our retirement policy applicable to cash and equity awards granted to include our Chief Executive Officer and those officers who report to our Chief Executive Officer, whom were previously excluded from the retirement policy. In addition, the Compensation Committee also modified the retirement policy for certain vested stock options that remain outstanding to extend the exercise period available following the qualifying retirement of eligible employees. As a result of these modifications, we recognized a pretax charge of approximately $4.0 million in the first quarter of 2019. This charge primarily reflects the acceleration of expense, as well as the incremental value associated with modifications to extend the exercise period of outstanding options, for previously-granted awards for retirement eligible executive officers.

Note 5 – Receivables
Receivables consisted of the following:

(In thousands)	June 30, 2019	December 31, 2018
Trade receivables:
Gross trade receivables	$242,009	$248,176
Allowance for doubtful accounts	(9,473)	(10,034)
Net trade receivables	232,536	238,142
Income tax receivables	9,620	9,027
Other receivables	7,041	7,225
Total receivables, net	$249,197	$254,394

Other receivables included $6.0 million and $6.3 million for value added, goods and service taxes related to foreign jurisdictions as of June 30, 2019 and December 31, 2018, respectively.
Note 6 – Inventories
Inventories consisted of the following:

(In thousands)	June 30, 2019	December 31, 2018
Raw materials:
Fluids systems	$144,699	$148,737
Mats and integrated services	6,380	1,485
Total raw materials	151,079	150,222
Blended fluids systems components	34,515	38,088
Finished goods - mats	7,870	8,586
Total inventories	$193,464	$196,896

Raw materials for the Fluids Systems segment consists primarily of barite, chemicals, and other additives that are consumed in the production of our fluids systems. Raw materials for the Mats and Integrated Services segment consists primarily of resins, chemicals, and other materials used to manufacture composite mats, as well as materials that are consumed in providing spill containment and other services to our customers. Our blended fluids systems components consist of base fluid systems that have been either mixed internally at our blending facilities or purchased from third-party vendors. These base fluid systems require raw materials to be added, as needed to meet specified customer requirements.
Note 7 – Financing Arrangements and Fair Value of Financial Instruments
Financing arrangements consisted of the following:

	June 30, 2019			December 31, 2018
(In thousands)	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt
2021 Convertible Notes	$100,000	$(15,097)	$84,903	$100,000	$(17,752)	$82,248
ABL Facility	70,800	—	70,800	76,300	—	76,300
Other debt	6,609	—	6,609	3,199	—	3,199
Total debt	177,409	(15,097)	162,312	179,499	(17,752)	161,747
Less: Current portion	(5,657)	—	(5,657)	(2,522)	—	(2,522)
Long-term debt	$171,752	$(15,097)	$156,655	$176,977	$(17,752)	$159,225

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
On or after June 1, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing conditions have been satisfied. As of July 29, 2019, the notes were not convertible.
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
In accordance with accounting guidance for convertible debt with a cash conversion option, we separately accounted for the debt and equity components of the notes in a manner that reflected our estimated nonconvertible debt borrowing rate. As of June 30, 2019, the carrying amount of the debt component was $84.9 million, which is net of the unamortized debt discount and issuance costs of $13.5 million and $1.6 million, respectively. Including the impact of the debt discount and related deferred debt issuance costs, the effective interest rate on the notes is approximately 11.3%.
Asset-Based Loan Facility. In May 2016, we entered into an asset-based revolving credit agreement which replaced our previous credit agreement. In October 2017, we entered into an Amended and Restated Credit Agreement and in March 2019, we entered into a First Amendment to Amended and Restated Credit Agreement (as amended, the “ABL Facility”). The March 2019 amendment increased the amount available for borrowings, reduced applicable borrowing rates, and extended the term. The ABL Facility provides financing of up to $200.0 million available for borrowings (inclusive of letters of credit) and can be increased up to a maximum capacity of $275.0 million, subject to certain conditions. As of June 30, 2019, our total availability under the ABL Facility was $165.7 million, of which $70.8 million was drawn, resulting in remaining availability of $94.9 million.
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
Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate plus an applicable margin based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. and (c) LIBOR, subject to a floor of zero, plus 100 basis points, plus, in each case, an applicable margin per annum. The applicable margin ranges from 150 to 200 basis points for LIBOR borrowings, and 50 to 100 basis points for base rate borrowings, based on the consolidated fixed charge coverage ratio as defined in the ABL Facility. As of June 30, 2019, the applicable margin for borrowings under our ABL Facility was 150 basis points with respect to LIBOR borrowings and 50 basis points with respect to base rate borrowings. The weighted average interest rate for the ABL Facility was 4.3% at June 30, 2019. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 25 to 37.5 basis points, based on the level of outstanding borrowings, as defined in the ABL Facility. As of June 30, 2019, the applicable commitment fee was 37.5 basis points.
The ABL Facility is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets, and a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral. The ABL Facility contains customary operating covenants and certain restrictions including, among other things, the incurrence of additional debt, liens, dividends, asset sales, investments, mergers, acquisitions, affiliate transactions, stock repurchases and other restricted payments. The ABL Facility also requires compliance with a fixed charge coverage ratio if availability under the ABL Facility falls below $22.5 million. In addition, the ABL Facility contains customary events of default, including, without limitation, a failure to make payments under the facility, acceleration of more than $25.0 million of other indebtedness, certain bankruptcy events, and certain change of control events.
Other Debt. Our foreign subsidiaries in Italy, India, and Canada maintain local credit arrangements consisting primarily of lines of credit which are renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. We had $1.3 million and $1.1 million outstanding under these arrangements at June 30, 2019 and December 31, 2018, respectively.
At June 30, 2019, we had letters of credit issued and outstanding of $8.9 million that are collateralized by $9.4 million in restricted cash. Additionally, our foreign operations had $39.3 million outstanding in letters of credit and other guarantees, primarily issued under a credit arrangement in Italy as well as certain letters of credit that are collateralized by $2.0 million in restricted cash.
Our financial instruments include cash and cash equivalents, receivables, payables, and debt. We believe the carrying values of these instruments, with the exception of our 2021 Convertible Notes, approximated their fair values at June 30, 2019 and December 31, 2018. The estimated fair value of our 2021 Convertible Notes was $107.0 million at June 30, 2019 and $120.9 million at December 31, 2018, based on quoted market prices at these respective dates.

Note 8 – Leases
We lease certain office space, manufacturing facilities, warehouses, land, and equipment. Our leases have remaining terms ranging from 1 to 8 years with various extension and termination options. We consider these options in determining the lease term used to establish our operating lease assets and liabilities. Lease agreements with lease and non-lease components are accounted for as a single lease component. Leases with an initial term of 12 months or less are not recorded in the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
Leases consisted of the following:

(In thousands)	Balance Sheet Classification	June 30, 2019
Assets:
Operating	Operating lease assets	$27,365
Finance	Property, plant and equipment, net	1,241
Total lease assets		$28,606
Liabilities:
Current:
Operating	Accrued liabilities	$6,495
Finance	Current debt	274
Noncurrent:
Operating	Noncurrent operating lease liabilities	$21,850
Finance	Long-term debt, less current portion	952
Total lease liabilities		$29,571

Total operating lease expenses were $7.3 million for the second quarter of 2019, of which $4.8 million related to short-term leases and $2.5 million related to leases recognized in the balance sheet. Total operating lease expenses were $14.4 million for the first half of 2019, of which $9.4 million related to short-term leases and $5.0 million related to leases recognized in the balance sheet. Total operating lease expenses approximate cash paid during each period. Amortization and interest for finance leases are not material. Operating lease expenses and amortization of leased assets for finance leases are included in either cost of revenues or selling, general and administrative expenses. Interest for finance leases is included in interest expense, net.
The maturity of lease liabilities as of June 30, 2019 is as follows:

(In thousands)	Operating Leases	Finance Leases	Total
2019 (remainder of year)	$4,330	$168	$4,498
2020	6,234	320	6,554
2021	5,062	320	5,382
2022	3,987	320	4,307
2023	3,071	215	3,286
Thereafter	9,882	—	9,882
Total lease payments	32,566	1,343	33,909
Less: Interest	4,221	117	4,338
Present value of lease liabilities	$28,345	$1,226	$29,571

During the second quarter and first half of 2019, we entered into $1.5 million and $2.9 million, respectively, of new operating lease liabilities in exchange for leased assets.

Lease Term and Discount Rate	June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	6.5
Finance leases	4.2
Weighted-average discount rate
Operating leases	4.3%
Finance leases	4.5%

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting guidance, future minimum payments under non-cancelable operating leases at December 31, 2018, with initial or remaining terms in excess of one year are included in the table below. Future minimum payments under capital leases are not significant.

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
Kenedy, Texas Drilling Fluids Facility Fire
In July 2018, a fire occurred at our Kenedy, Texas drilling fluids facility, destroying the distribution warehouse, including inventory and surrounding equipment. In addition, nearby residences and businesses were evacuated as part of the response to the fire. In order to avoid any customer service disruptions, we implemented contingency plans to supply products from alternate facilities in the area and region. During the third quarter of 2018, we received a petition filed on behalf of 23 plaintiffs seeking a total of $1.5 million for alleged bodily injuries and property damage claimed to have been incurred as a result of the fire and the subsequent efforts we undertook to remediate any potential smoke damage. The plaintiffs’ counsel subsequently filed amended petitions that increased the number of plaintiffs to 41 and also seeks punitive damages. While no trial date has been set for the matter at this time, we have been advised by our insurer that these claims are insured under our general liability insurance program. While this event and related claims are covered by our property, business interruption, and general liability insurance programs, these programs contain self-insured retentions, which remain our financial obligations.
During 2018, we incurred fire-related costs of $4.8 million, which included $1.9 million for inventory and property, plant and equipment, $2.1 million in property-related cleanup and other costs, and $0.8 million relating to our self-insured retention for third-party claims. Based on the provisions of our insurance policies and initial insurance claims filed, we estimated $4.0 million in expected insurance recoveries and recognized a charge of $0.8 million in other operating (income) loss, net, in the third quarter of 2018. The insurance receivable balance included in other receivables was $0.6 million as of June 30, 2019, and December 31, 2018. As of June 30, 2019, the claims related to the fire under our property, business interruption, and general liability insurance programs have not been finalized.
Note 10 – Supplemental Disclosures to the Statements of Cash Flows
Supplemental disclosures to the statements of cash flows are presented below:

	First Half
(In thousands)	2019	2018
Cash paid for:
Income taxes (net of refunds)	$5,927	$7,175
Interest	$4,705	$4,245

Cash, cash equivalents, and restricted cash in the consolidated statements of cash flows consisted of the following:

(In thousands)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$49,035	$56,118
Restricted cash (included in other current assets)	11,389	8,148
Cash, cash equivalents, and restricted cash	$60,424	$64,266

Note 11 – Segment Data
Summarized operating results for our reportable segments are shown in the following table (net of inter-segment transfers):

	Second Quarter		First Half
(In thousands)	2019	2018	2019	2018
Revenues
Fluids systems	$172,544	$179,738	$333,197	$357,117
Mats and integrated services	43,868	56,524	94,688	106,438
Total revenues	$216,412	$236,262	$427,885	$463,555

Operating income (loss)
Fluids systems	$12,184	$13,327	$16,058	$23,804
Mats and integrated services	9,276	14,853	22,814	26,939
Corporate office	(10,546)	(9,037)	(22,279)	(17,762)
Total operating income	$10,914	$19,143	$16,593	$32,981

The following table presents further disaggregated revenues for the Fluids Systems segment:

	Second Quarter		First Half
(In thousands)	2019	2018	2019	2018
United States	$117,154	$104,333	$220,213	$196,802
Canada	4,988	11,285	18,254	34,357
Total North America	122,142	115,618	238,467	231,159

EMEA	44,455	49,546	82,220	100,981
Asia Pacific	4,539	5,671	9,663	8,160
Latin America	1,408	8,903	2,847	16,817
Total International	50,402	64,120	94,730	125,958

Total Fluids Systems revenues	$172,544	$179,738	$333,197	$357,117

The following table presents further disaggregated revenues for the Mats and Integrated Services segment:

	Second Quarter		First Half
(In thousands)	2019	2018	2019	2018
Service revenues	$19,909	$24,447	$41,059	$45,751
Rental revenues	17,675	20,938	39,255	39,750
Product sales revenues	6,284	11,139	14,374	20,937
Total Mats and Integrated Services revenues	$43,868	$56,524	$94,688	$106,438

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
While our revenue potential is driven by a number of factors including those described above, rig count data remains the most widely accepted indicator of drilling activity. Average North American rig count data for the second quarter and first half of 2019 as compared to the same periods of 2018 is as follows:

	Second Quarter		2019 vs 2018
	2019	2018	Count	%
U.S. Rig Count	989	1,039	(50)	(5)%
Canada Rig Count	82	108	(26)	(24)%
North America Rig Count	1,071	1,147	(76)	(7)%

	First Half		2019 vs 2018
	2019	2018	Count	%
U.S. Rig Count	1,016	1,003	13	1%
Canada Rig Count	132	188	(56)	(30)%
North America Rig Count	1,148	1,191	(43)	(4)%
_______________________________________________________
Source: Baker Hughes, a GE Company
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
Segment Overview
Our Fluids Systems segment, which generated 78% of consolidated revenues for the first half of 2019, provides customized fluids solutions to E&P customers globally, operating through four geographic regions: North America, Europe, the Middle East and Africa (“EMEA”), Asia Pacific, and Latin America. International expansion, including the penetration of international oil companies (“IOCs”) and national oil companies (“NOCs”), is a key element of our Fluids Systems strategy, which in recent years has helped to stabilize revenues as North American oil and natural gas exploration activities have fluctuated significantly. Significant international contract awards with recent developments include:

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

The transition to the new contracts resulted in recent fluctuations in revenues, with first half of 2019 revenues reflecting a $6 million decline from the first half of 2018. However, based on the customer plans currently in place, we expect the revenue levels of the new awards to increase and eventually surpass the levels achieved on the previous contract.

•
In Algeria, we provide drilling and completion fluids and related services to Sonatrach under a multi-year contract. Work under Lot 1 and Lot 3 of a three-year contract awarded in 2015 (“2015 Contract”) was completed in the fourth quarter of 2018. During 2018, Sonatrach initiated a new tender (“2018 Tender”), for a three-year term succeeding the 2015 Contract. For the 2018 Tender, Sonatrach adopted a change in its procurement process, limiting the number of Lots that could be awarded to major service providers, which consequently reduced the potential revenue of the 2018 Tender as compared to the 2015 Contract. Based upon the new contract awarded under the 2018 Tender, we expect that revenue from Sonatrach will be approximately $125 million over the three-year term, which would result in a reduction of approximately $25 million per year as compared to the prior activity levels. Consequently, with the transition to the new contract that began in late 2018, first half of 2019 revenues reflect a $10 million decline from the first half of 2018.

•
In Australia, we provide drilling and completion fluids and related services under a contract with Baker Hughes, a GE Company (“Baker Hughes”), as part of its integrated service offering in support of the Greater Enfield project in offshore Western Australia. Work under this contract began in the first quarter of 2018 and is expected to continue through 2019.

•
In Brazil, we provided drilling fluids and related services under a multi-year contract with Petrobras for both onshore and offshore locations. Work under this contract began in the first half of 2009 and concluded in December 2018. For the first half of 2018, our Brazilian subsidiary generated revenues of $13 million, substantially all of which related to the Petrobras contract. Despite the completion of the Petrobras contract, we are maintaining infrastructure in the Brazilian market to support our efforts to penetrate the offshore IOC market.

In addition to our international expansion efforts, we are also expanding our presence in North America, capitalizing on our capabilities, infrastructure, and strong market position in the North American land drilling fluids markets to expand our drilling fluids presence within the deepwater Gulf of Mexico, as well as our presence in adjacent product offerings, including completion fluids and stimulation chemicals. To support this effort, we have incurred start-up costs, including costs associated with additional personnel and facility-related expenses, and have made additional capital investments. Revenues from the deepwater Gulf of Mexico increased to $18 million for the first half of 2019 compared to $5 million for the first half of 2018.
Our Mats and Integrated Services segment, which generated 22% of consolidated revenues for the first half of 2019, provides composite mat rentals utilized for temporary worksite access, along with related site construction and services to customers in various markets including E&P, electrical transmission & distribution, pipeline, solar, petrochemical, and construction industries across North America and Europe. We also sell composite mats to customers around the world. The Mats and Integrated Services segment revenues from non-E&P markets represented approximately 40% of the segment's revenues for the first half of 2019.

Second Quarter of 2019 Compared to Second Quarter of 2018
Consolidated Results of Operations
Summarized results of operations for the second quarter of 2019 compared to the second quarter of 2018 are as follows:

	Second Quarter		2019 vs 2018
(In thousands)	2019	2018	$	%
Revenues	$216,412	$236,262	$(19,850)	(8)%
Cost of revenues	177,933	188,480	(10,547)	(6)%
Selling, general and administrative expenses	28,037	28,708	(671)	(2)%
Other operating income, net	(472)	(69)	(403)	NM
Operating income	10,914	19,143	(8,229)	(43)%

Foreign currency exchange loss	990	458	532	NM
Interest expense, net	3,523	3,691	(168)	(5)%
Income before income taxes	6,401	14,994	(8,593)	(57)%

Provision for income taxes	2,095	4,148	(2,053)	(49)%
Net income	$4,306	$10,846	$(6,540)	(60)%
Revenues
Revenues decreased 8% to $216.4 million for the second quarter of 2019, compared to $236.3 million for the second quarter of 2018. This $19.9 million decrease includes a $5.0 million (3%) decrease in revenues in North America, comprised of a $11.5 million decrease in the Mats and Integrated Services segment partially offset by an increase of $6.5 million in the Fluids Systems segment. Revenues from our international operations decreased by $14.9 million (22%), primarily driven by transitions in key contracts in our EMEA and Latin America regions, as described above. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues decreased 6% to $177.9 million for the second quarter of 2019, compared to $188.5 million for the second quarter of 2018. This $10.5 million decrease was primarily driven by the 8% decrease in revenues described above.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $0.7 million to $28.0 million for the second quarter of 2019, compared to $28.7 million for the second quarter of 2018. This decrease was primarily driven by lower performance-based incentive compensation, partially offset by $2.0 million in professional fees incurred in the second quarter of 2019 related to updating our long-term strategic plan. Selling, general and administrative expenses as a percentage of revenues was 13.0% for the second quarter of 2019 compared to 12.2% for the second quarter of 2018.
Other operating income, net
Other operating income was $0.5 million in the second quarter of 2019 compared to $0.1 million in the second quarter of 2018, primarily reflecting gains recognized on the sale of assets in both periods.
Foreign currency exchange
Foreign currency exchange was a $1.0 million loss for the second quarter of 2019 compared to a $0.5 million loss for the second quarter of 2018, and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.

Interest expense, net
Interest expense was $3.5 million for the second quarter of 2019 compared to $3.7 million for the second quarter of 2018. Interest expense for the second quarter of 2019 and 2018 includes $1.5 million and $1.3 million, respectively, in noncash amortization of original issue discount and debt issuance costs.
Provision for income taxes
The provision for income taxes was $2.1 million for the second quarter of 2019, reflecting an effective tax rate of 33%, compared to $4.1 million for the second quarter of 2018, reflecting an effective tax rate of 28%. The effective tax rate for the second quarter of 2018 was positively impacted by $0.8 million in excess tax benefits related to the vesting of certain stock-based compensation awards during the period.
Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Second Quarter		2019 vs 2018
(In thousands)	2019	2018	$	%
Revenues
Fluids systems	$172,544	$179,738	$(7,194)	(4)%
Mats and integrated services	43,868	56,524	(12,656)	(22)%
Total revenues	$216,412	$236,262	$(19,850)	(8)%

Operating income (loss)
Fluids systems	$12,184	$13,327	$(1,143)
Mats and integrated services	9,276	14,853	(5,577)
Corporate office	(10,546)	(9,037)	(1,509)
Total operating income	$10,914	$19,143	$(8,229)

Segment operating margin
Fluids systems	7.1%	7.4%
Mats and integrated services	21.1%	26.3%
Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	Second Quarter		2019 vs 2018
(In thousands)	2019	2018	$	%
United States	$117,154	$104,333	$12,821	12%
Canada	4,988	11,285	(6,297)	(56)%
Total North America	122,142	115,618	6,524	6%

EMEA	44,455	49,546	(5,091)	(10)%
Asia Pacific	4,539	5,671	(1,132)	(20)%
Latin America	1,408	8,903	(7,495)	(84)%
Total International	50,402	64,120	(13,718)	(21)%

Total Fluids Systems revenues	$172,544	$179,738	$(7,194)	(4)%
North America revenues increased 6% to $122.1 million for the second quarter of 2019 compared to $115.6 million for the second quarter of 2018. This increase was primarily attributable to market share gains in the offshore Gulf of Mexico market partially offset by the impact of lower customer drilling activity in Canada, as reflected by the 24% decline in the average rig count. Despite the 5% decline in the United States average rig count, revenues increased in the U.S. land markets primarily related to improvements in customer drilling efficiency, which is leading to an increase in footage drilled per rig.
Internationally, revenues decreased 21% to $50.4 million for the second quarter of 2019 compared to $64.1 million for the second quarter of 2018. This decrease was primarily attributable to declines related to the contract transitions described above in Brazil, Algeria, and Kuwait as well as lower drilling activity in Romania, which was largely attributable to lower commodity prices.
Operating income
The Fluids Systems segment generated operating income of $12.2 million for the second quarter of 2019 compared to operating income of $13.3 million for the second quarter of 2018. The decrease in operating income includes a $4.3 million decline from international operations, primarily related to the decrease in revenues described above. This decline was partially offset by a $3.2 million increase from North American operations, primarily attributable to an improvement in the United States from the increase in revenues and cost optimization efforts.
Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	Second Quarter		2019 vs 2018
(In thousands)	2019	2018	$	%
Rental and service revenues	$37,584	$45,385	$(7,801)	(17)%
Product sales revenues	6,284	11,139	(4,855)	(44)%
Total Mats and Integrated Services revenues	$43,868	$56,524	$(12,656)	(22)%
Rental and service revenues decreased $7.8 million to $37.6 million for the second quarter of 2019 compared to $45.4 million for the second quarter of 2018, primarily due to lower E&P customer activity, while non-E&P revenues have remained relatively stable. Product sales revenues were $6.3 million for the second quarter of 2019 compared to $11.1 million for the second quarter of 2018. Revenues from product sales have typically fluctuated based on the timing of mat orders from customers.
Operating income
The Mats and Integrated Services segment generated operating income of $9.3 million for the second quarter of 2019 compared to $14.9 million for the second quarter of 2018, primarily attributable to the change in revenues as described above.
Corporate Office
Corporate office expenses increased $1.5 million to $10.5 million for the second quarter of 2019 compared to $9.0 million for the second quarter of 2018. This increase was primarily driven by $2.0 million in professional fees incurred in the second quarter of 2019 related to updating our long-term strategic plan, partially offset by lower performance-based incentive compensation.

First Half of 2019 Compared to First Half of 2018
Consolidated Results of Operations
Summarized results of operations for the first half of 2019 compared to the first half of 2018 are as follows:

	First Half		2019 vs 2018
(In thousands)	2019	2018	$	%
Revenues	$427,885	$463,555	$(35,670)	(8)%
Cost of revenues	352,909	374,935	(22,026)	(6)%
Selling, general and administrative expenses	58,779	55,662	3,117	6%
Other operating income, net	(396)	(23)	(373)	NM
Operating income	16,593	32,981	(16,388)	(50)%

Foreign currency exchange (gain) loss	(72)	683	(755)	NM
Interest expense, net	7,179	6,991	188	3%
Income before income taxes	9,486	25,307	(15,821)	(63)%

Provision for income taxes	3,898	7,239	(3,341)	(46)%
Net income	$5,588	$18,068	$(12,480)	(69)%
Revenues
Revenues decreased 8% to $427.9 million for the first half of 2019, compared to $463.6 million for the first half of 2018. This $35.7 million decrease includes a $2.3 million (1%) decrease in revenues in North America, comprised of a $9.6 million decrease in the Mats and Integrated Services segment partially offset by an increase of $7.3 million in the Fluids Systems segment. Revenues from our international operations decreased by $33.3 million (25%), primarily driven by transitions in key contracts in our EMEA and Latin America regions, as described above. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues decreased 6% to $352.9 million for the first half of 2019, compared to $374.9 million for the first half of 2018. This $22.0 million decrease was primarily driven by the 8% decrease in revenues described above.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $3.1 million to $58.8 million for the first half of 2019, compared to $55.7 million for the first half of 2018. This increase was primarily driven by $4.0 million in charges associated with the February 2019 retirement policy modification, as discussed in Note 4, $2.0 million in professional fees incurred in 2019 related to updating our long-term strategic plan, as well as higher personnel costs, partially offset by lower performance-based incentive compensation. Selling, general and administrative expenses as a percentage of revenues was 13.7% for the first half of 2019 compared to 12.0% for the first half of 2018.
Foreign currency exchange
Foreign currency exchange was a $0.1 million gain for the first half of 2019 compared to a $0.7 million loss for the first half of 2018, and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.
Interest expense, net
Interest expense was $7.2 million for the first half of 2019 compared to $7.0 million for the first half of 2018. Interest expense for the first half of 2019 and 2018 includes $3.0 million and $2.6 million, respectively, in noncash amortization of original issue discount and debt issuance costs.
Provision for income taxes
The provision for income taxes was $3.9 million for the first half of 2019, reflecting an effective tax rate of 41%, compared to $7.2 million for the first half of 2018, reflecting an effective tax rate of 29%. The effective tax rate for the first half of 2019 was negatively impacted by $0.6 million of discrete tax adjustments relative to the amount of pre-tax income, and the effective tax rate for the first half of 2018 was positively impacted by $0.8 million in excess tax benefits related to the vesting of certain stock-based compensation awards during the period.
Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Half		2019 vs 2018
(In thousands)	2019	2018	$	%
Revenues
Fluids systems	$333,197	$357,117	$(23,920)	(7)%
Mats and integrated services	94,688	106,438	(11,750)	(11)%
Total revenues	$427,885	$463,555	$(35,670)	(8)%

Operating income (loss)
Fluids systems	$16,058	$23,804	$(7,746)
Mats and integrated services	22,814	26,939	(4,125)
Corporate office	(22,279)	(17,762)	(4,517)
Total operating income	$16,593	$32,981	$(16,388)

Segment operating margin
Fluids systems	4.8%	6.7%
Mats and integrated services	24.1%	25.3%
Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	First Half		2019 vs 2018
(In thousands)	2019	2018	$	%
United States	$220,213	$196,802	$23,411	12%
Canada	18,254	34,357	(16,103)	(47)%
Total North America	238,467	231,159	7,308	3%

EMEA	82,220	100,981	(18,761)	(19)%
Asia Pacific	9,663	8,160	1,503	18%
Latin America	2,847	16,817	(13,970)	(83)%
Total International	94,730	125,958	(31,228)	(25)%

Total Fluids Systems revenues	$333,197	$357,117	$(23,920)	(7)%
North America revenues increased 3% to $238.5 million for the first half of 2019 compared to $231.2 million for the first half of 2018. This increase was primarily attributable to market share gains in the offshore Gulf of Mexico market and increases in U.S. land markets partially offset by the impact of lower customer drilling activity in Canada, as reflected by the 30% decline in the average rig count. Despite the substantially flat United States average rig count, revenues increased in the U.S. land markets primarily related to improvements in customer drilling efficiency, which is leading to an increase in footage drilled per rig, as well as market share gains in certain areas.
Internationally, revenues decreased 25% to $94.7 million for the first half of 2019 compared to $126.0 million for the first half of 2018. This decrease was primarily attributable to declines related to the contract transitions described above in Brazil, Algeria, and Kuwait as well as lower drilling activity in Romania, largely attributable to lower commodity prices.

Operating income
The Fluids Systems segment generated operating income of $16.1 million for the first half of 2019 compared to operating income of $23.8 million for the first half of 2018. The decrease in operating income includes an $8.5 million decline from international operations, primarily related to the decrease in revenues described above. This decrease was partially offset by a $0.9 million increase from North American operations, primarily reflecting an improvement in the United States from the increase in revenues and cost optimization efforts, partially offset by the decrease in Canadian revenues described above. In addition, the Fluids Systems segment operating income for the first half of 2019 includes $1.4 million of charges related to severance costs and the February 2019 retirement policy modification.
Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	First Half		2019 vs 2018
(In thousands)	2019	2018	$	%
Rental and service revenues	$80,314	$85,501	$(5,187)	(6)%
Product sales revenues	14,374	20,937	(6,563)	(31)%
Total Mats and Integrated Services revenues	$94,688	$106,438	$(11,750)	(11)%
Rental and service revenues decreased $5.2 million to $80.3 million for the first half of 2019 compared to $85.5 million for the first half of 2018, primarily due to lower E&P activity, partially offset by increases in well completion site applications as well as the impact of our continuing effort to expand into non-E&P rental markets. Product sales revenues were $14.4 million for the first half of 2019 compared to $20.9 million for the first half of 2018. Revenues from product sales have typically fluctuated based on the timing of mat orders from customers.
Operating income
The Mats and Integrated Services segment generated operating income of $22.8 million for the first half of 2019 compared to $26.9 million for the first half of 2018, primarily attributable to the change in revenues as described above partially offset by a favorable revenue mix.
Corporate Office
Corporate office expenses increased $4.5 million to $22.3 million for the first half of 2019 compared to $17.8 million for the first half of 2018. This increase was primarily driven by $3.4 million in charges associated with the February 2019 retirement policy modification, as discussed in Note 4. The remaining change primarily reflects $2.0 million in professional fees incurred in 2019 related to updating our long-term strategic plan, partially offset by lower performance-based incentive compensation.

Liquidity and Capital Resources
Net cash provided by operating activities was $34.2 million for the first half of 2019 compared to $20.7 million for the first half of 2018. During the first half of 2019, net income adjusted for non-cash items provided cash of $32.7 million, while changes in working capital provided cash of $1.6 million.
Net cash used in investing activities was $18.2 million for the first half of 2019, including capital expenditures of $23.9 million. Capital expenditures during the first half of 2019 included $13.5 million for the Mats and Integrated Services segment, including investments in the mat rental fleet as well as new products, and $8.5 million for the Fluids Systems segment.
Net cash used in financing activities was $19.8 million for the first half of 2019, which includes $15.5 million in share purchases under our repurchase program and a net payment of $5.5 million on our ABL Facility (as defined below).
As of June 30, 2019, we had cash on hand of $49.0 million, substantially all of which resides within our international subsidiaries. As a result of the U.S. Tax Cuts and Jobs Act (“Tax Act”), we began repatriating excess cash from certain of our international subsidiaries in 2018 and we intend to continue repatriating excess cash from these international subsidiaries, subject to cash requirements to support the strategic objectives of these international subsidiaries.
We anticipate that future working capital requirements for our operations will fluctuate directionally with revenues. In addition, we expect total 2019 capital expenditures to be approximately $40.0 million to $45.0 million. Availability under our ABL Facility also provides additional liquidity as discussed further below. Total availability under the ABL Facility will fluctuate directionally based on the level of eligible accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet. We expect our available cash on-hand, cash generated by operations, and remaining availability under our ABL Facility to be adequate to fund current operations during the next 12 months. In addition, we may continue to purchase our common stock under our existing repurchase program from time to time during 2019.
Our capitalization is as follows:

(In thousands)	June 30, 2019	December 31, 2018
2021 Convertible Notes	$100,000	$100,000
ABL Facility	70,800	76,300
Other debt	6,609	3,199
Unamortized discount and debt issuance costs	(15,097)	(17,752)
Total debt	$162,312	$161,747

Stockholder's equity	566,129	569,681
Total capitalization	$728,441	$731,428

Total debt to capitalization	22.3%	22.1%
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

On or after June 1, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing conditions have been satisfied. As of July 29, 2019, the notes were not convertible.
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
Asset-Based Loan Facility. In May 2016, we entered into an asset-based revolving credit agreement which replaced our previous credit agreement. In October 2017, we entered into an Amended and Restated Credit Agreement and in March 2019, we entered into a First Amendment to Amended and Restated Credit Agreement (as amended, the “ABL Facility”). The March 2019 amendment increased the amount available for borrowings, reduced applicable borrowing rates, and extended the term. The ABL Facility provides financing of up to $200.0 million available for borrowings (inclusive of letters of credit) and can be increased up to a maximum capacity of $275.0 million, subject to certain conditions. As of June 30, 2019, our total availability under the ABL Facility was $165.7 million, of which $70.8 million was drawn, resulting in remaining availability of $94.9 million.
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
Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate plus an applicable margin based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. and (c) LIBOR, subject to a floor of zero, plus 100 basis points, plus, in each case, an applicable margin per annum. The applicable margin ranges from 150 to 200 basis points for LIBOR borrowings, and 50 to 100 basis points for base rate borrowings, based on the consolidated fixed charge coverage ratio as defined in the ABL Facility. As of June 30, 2019, the applicable margin for borrowings under our ABL Facility was 150 basis points with respect to LIBOR borrowings and 50 basis points with respect to base rate borrowings. The weighted average interest rate for the ABL Facility was 4.3% at June 30, 2019. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 25 to 37.5 basis points, based on the level of outstanding borrowings, as defined in the ABL Facility. As of June 30, 2019, the applicable commitment fee was 37.5 basis points.
The ABL Facility is a senior secured obligation, secured by first liens on all of our U.S. tangible and intangible assets, and a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral. The ABL Facility contains customary operating covenants and certain restrictions including, among other things, the incurrence of additional debt, liens, dividends, asset sales, investments, mergers, acquisitions, affiliate transactions, stock repurchases and other restricted payments. The ABL Facility also requires compliance with a fixed charge coverage ratio if availability under the ABL Facility falls below $22.5 million. In addition, the ABL Facility contains customary events of default, including, without limitation, a failure to make payments under the facility, acceleration of more than $25.0 million of other indebtedness, certain bankruptcy events, and certain change of control events.
Other Debt. Our foreign subsidiaries in Italy, India, and Canada maintain local credit arrangements consisting primarily of lines of credit which are renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. We had $1.3 million and $1.1 million outstanding under these arrangements at June 30, 2019 and December 31, 2018, respectively.
At June 30, 2019, we had letters of credit issued and outstanding of $8.9 million that are collateralized by $9.4 million in restricted cash. Additionally, our foreign operations had $39.3 million outstanding in letters of credit and other guarantees, primarily issued under a credit arrangement in Italy as well as certain letters of credit that are collateralized by $2.0 million in restricted cash.

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
Interest Rate Risk
At June 30, 2019, we had total principal amounts outstanding under financing arrangements of $177.4 million, including $100.0 million of borrowings under our 2021 Convertible Notes which bear interest at a fixed rate of 4.0% and $70.8 million of borrowings under our ABL Facility. Borrowings under our ABL Facility are subject to a variable interest rate as determined by the ABL Facility. The weighted average interest rate at June 30, 2019 for the ABL Facility was 4.3%. Based on the balance of variable rate debt at June 30, 2019, a 100 basis-point increase in short-term interest rates would have increased annual pre-tax interest expense by $0.7 million.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019, the end of the period covered by this quarterly report.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	Legal Proceedings
None.

ITEM 1A.	Risk Factors
There have been no material changes during the period ended June 30, 2019 in our “Risk Factors” as discussed in Item 1A of our Annual Report on Form 10‑K for the year ended December 31, 2018.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable

b)	Not applicable

c)	The following table details our repurchases of shares of our common stock for the three months ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs ($ in Millions)
April 2019	300,000	$7.51	300,000	$92.7
May 2019	1,109,249	$7.55	1,091,348	$84.5
June 2019	234,317	$7.03	—	$84.5
Total	1,643,566	$7.47	1,391,348
During the three months ended June 30, 2019, we purchased an aggregate of 252,218 shares surrendered in lieu of taxes under vesting of restricted shares.
In November 2018, our Board of Directors authorized changes to our existing securities repurchase program. The authorization increased the authorized amount under the repurchase program to $100.0 million, available for repurchases of any combination of our common stock and our 2021 Convertible Notes.
Our repurchase program authorizes us to purchase our outstanding shares of common stock or 2021 Convertible Notes in the open market or as otherwise determined by management, subject to certain limitations under the ABL Facility and other factors. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows, available cash on hand, and borrowings under our ABL Facility. As part of the repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. During the three months ended June 30, 2019, we repurchased an aggregate of 1,391,348 shares of our common stock under our Board authorized repurchase program for a total cost of $10.5 million.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
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

†10.1
Retirement and Restrictive Covenant Agreement and General Release, dated as of July 2, 2019, between Newpark Resources, Inc. and Bruce C. Smith, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2019 (SEC File No. 001-02960)

†10.2
Consulting Services Agreement, dated as of July 2, 2019, between Newpark Resources, Inc. and Bruce C. Smith, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 8, 2019 (SEC File No. 001-02960)

†10.3
Employment Agreement, dated as of July 2, 2019 between Newpark Drilling Fluids S.p.A. and David Paterson, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 8, 2019 (SEC File No. 001-02960)

†10.4
Letter Agreement, dated as of July 2, 2019 between Newpark Resources, Inc. and David Paterson, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 8, 2019 (SEC File No. 001-02960)

†10.5
Change in Control Agreement, dated as of July 2, 2019 between Newpark Resources, Inc. and David Paterson, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 8, 2019 (SEC File No. 001-02960)

†10.6
Confidentiality and Non-Competition Agreement, dated as of July 2, 2019 between Newpark Resources, Inc. and David Paterson, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 8, 2019 (SEC File No. 001-02960)

†10.7
Newpark Resources, Inc. Amended and Restated 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on May 23, 2019 (SEC File No. 333-231715)

†*10.8	Form of Performance-Based Cash Award Agreement under the Newpark Resources, Inc. Long-Term Cash Incentive Plan
*31.1	Certification of Paul L. Howes pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Gregg S. Piontek pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of Paul L. Howes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of Gregg S. Piontek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*95.1	Reporting requirements under the Mine Safety and Health Administration
*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*101.SCH	XBRL Schema Document
*101.CAL	XBRL Calculation Linkbase Document
*101.DEF	XBRL Definition Linkbase Document
*101.LAB	XBRL Label Linkbase Document
*101.PRE	XBRL Presentation Linkbase Document
*104	The cover page from Newpark Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments)
†     Management compensation plan or agreement.
*     Filed herewith.
**   Furnished herewith.

NEWPARK RESOURCES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2019

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