Form 10-Q
period 2019-09-30
NEWPARK RESOURCES INC
filed 2019-10-31
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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
Yes ☐     No ☑
As of October 28, 2019, a total of 89,713,692 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2019

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

PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements
Newpark Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	September 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$53,673	$56,118
Receivables, net	236,637	254,394
Inventories	183,443	196,896
Prepaid expenses and other current assets	18,703	15,904
Total current assets	492,456	523,312

Property, plant and equipment, net	316,498	316,293
Operating lease assets	29,697	—
Goodwill	43,760	43,832
Other intangible assets, net	22,306	25,160
Deferred tax assets	4,471	4,516
Other assets	3,423	2,741
Total assets	$912,611	$915,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$5,003	$2,522
Accounts payable	77,743	90,607
Accrued liabilities	43,858	48,797
Total current liabilities	126,604	141,926

Long-term debt, less current portion	157,355	159,225
Noncurrent operating lease liabilities	24,336	—
Deferred tax liabilities	36,692	37,486
Other noncurrent liabilities	7,993	7,536
Total liabilities	352,980	346,173

Commitments and contingencies (Note 10)

Common stock, $0.01 par value (200,000,000 shares authorized and 106,696,719 and 106,362,991 shares issued, respectively)	1,067	1,064
Paid-in capital	618,632	617,276
Accumulated other comprehensive loss	(71,770)	(67,673)
Retained earnings	151,303	148,802
Treasury stock, at cost (17,003,058 and 15,530,952 shares, respectively)	(139,601)	(129,788)
Total stockholders’ equity	559,631	569,681
Total liabilities and stockholders’ equity	$912,611	$915,854

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2019	2018	2019	2018
Revenues	$202,763	$235,329	$630,648	$698,884
Cost of revenues	169,429	194,730	522,338	569,665
Selling, general and administrative expenses	27,017	29,820	85,796	85,482
Other operating (income) loss, net	29	725	(367)	702
Operating income	6,288	10,054	22,881	43,035

Foreign currency exchange (gain) loss	828	(89)	756	594
Interest expense, net	3,628	3,668	10,807	10,659
Income before income taxes	1,832	6,475	11,318	31,782

Provision for income taxes	3,273	2,831	7,171	10,070
Net income (loss)	$(1,441)	$3,644	$4,147	$21,712

Net income (loss) per common share - basic:	$(0.02)	$0.04	$0.05	$0.24
Net income (loss) per common share - diluted:	$(0.02)	$0.04	$0.05	$0.23

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018

Net income (loss)	$(1,441)	$3,644	$4,147	$21,712

Foreign currency translation adjustments (net of tax benefit of $713, $0, $604, $987)	(3,897)	(1,670)	(4,097)	(11,548)

Comprehensive income (loss)	$(5,338)	$1,974	$50	$10,164

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In thousands)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total
Balance at June 30, 2019	$1,067	$618,626	$(67,873)	$153,395	$(139,086)	$566,129
Net loss	—	—	—	(1,441)	—	(1,441)
Employee stock options, restricted stock and employee stock purchase plan	—	(2,495)	—	(651)	2,979	(167)
Stock-based compensation expense	—	2,501	—	—	—	2,501
Treasury shares purchased at cost	—	—	—	—	(3,494)	(3,494)
Foreign currency translation, net of tax	—	—	(3,897)	—	—	(3,897)
Balance at September 30, 2019	$1,067	$618,632	$(71,770)	$151,303	$(139,601)	$559,631

Balance at June 30, 2018	$1,061	$611,667	$(63,097)	$134,589	$(129,497)	$554,723
Net income	—	—	—	3,644	—	3,644
Employee stock options, restricted stock and employee stock purchase plan	2	35	—	—	(232)	(195)
Stock-based compensation expense	—	3,649	—	—	—	3,649
Foreign currency translation, net of tax	—	—	(1,670)	—	—	(1,670)
Balance at September 30, 2018	$1,063	$615,351	$(64,767)	$138,233	$(129,729)	$560,151

Balance at December 31, 2018	$1,064	$617,276	$(67,673)	$148,802	$(129,788)	$569,681
Net income	—	—	—	4,147	—	4,147
Employee stock options, restricted stock and employee stock purchase plan	3	(8,019)	—	(1,646)	9,218	(444)
Stock-based compensation expense	—	9,375	—	—	—	9,375
Treasury shares purchased at cost	—	—	—	—	(19,031)	(19,031)
Foreign currency translation, net of tax	—	—	(4,097)	—	—	(4,097)
Balance at September 30, 2019	$1,067	$618,632	$(71,770)	$151,303	$(139,601)	$559,631

Balance at December 31, 2017	$1,046	$603,849	$(53,219)	$123,375	$(127,571)	$547,480
Cumulative effect of accounting changes	—	—	—	(6,764)	—	(6,764)
Net income	—	—	—	21,712	—	21,712
Employee stock options, restricted stock and employee stock purchase plan	17	3,005	—	(90)	(2,158)	774
Stock-based compensation expense	—	8,497	—	—	—	8,497
Foreign currency translation, net of tax	—	—	(11,548)	—	—	(11,548)
Balance at September 30, 2018	$1,063	$615,351	$(64,767)	$138,233	$(129,729)	$560,151

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2019	2018
Cash flows from operating activities:
Net income	$4,147	$21,712
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	34,891	34,346
Stock-based compensation expense	9,375	8,497
Provision for deferred income taxes	(787)	(2,149)
Net provision for doubtful accounts	1,044	2,708
Gain on sale of assets	(5,779)	(552)
Amortization of original issue discount and debt issuance costs	4,589	4,075
Change in assets and liabilities:
(Increase) decrease in receivables	17,065	(16,531)
(Increase) decrease in inventories	11,873	(34,829)
Increase in other assets	(3,621)	(1,476)
Increase (decrease) in accounts payable	(11,806)	7,106
Decrease in accrued liabilities and other	(7,805)	(2,791)
Net cash provided by operating activities	53,186	20,116

Cash flows from investing activities:
Capital expenditures	(35,803)	(32,814)
Proceeds from sale of property, plant and equipment	7,116	1,477
Refund of proceeds from sale of a business	—	(13,974)
Business acquisitions, net of cash acquired	—	(249)
Net cash used in investing activities	(28,687)	(45,560)

Cash flows from financing activities:
Borrowings on lines of credit	237,093	275,801
Payments on lines of credit	(242,263)	(254,116)
Debt issuance costs	(1,214)	(149)
Proceeds from employee stock plans	1,236	3,813
Purchases of treasury stock	(21,678)	(3,811)
Other financing activities	1,336	2,140
Net cash provided by (used in) financing activities	(25,490)	23,678

Effect of exchange rate changes on cash	(1,526)	(3,798)

Net decrease in cash, cash equivalents, and restricted cash	(2,517)	(5,564)
Cash, cash equivalents, and restricted cash at beginning of period	64,266	65,460
Cash, cash equivalents, and restricted cash at end of period	$61,749	$59,896

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we collectively refer to as “we,” “our,” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. Our fiscal year end is December 31, our third quarter represents the three-month period ended September 30, and our first nine months represents the nine-month period ended September 30. The results of operations for the third quarter and first nine months of 2019 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise noted, all currency amounts are stated in U.S. dollars.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2019, our results of operations for the third quarter and first nine months of 2019 and 2018, and our cash flows for the first nine months of 2019 and 2018. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2018 is derived from the audited consolidated financial statements at that date.
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
We adopted this new guidance as of January 1, 2019 using the modified retrospective transition method and recorded approximately $28 million of operating lease assets and liabilities as of January 1, 2019, with no cumulative effect adjustment to retained earnings. The new guidance had no impact on our consolidated statements of operations or cash flows. Results for reporting periods beginning after December 31, 2018 are presented under the new guidance, while prior period amounts were not adjusted and continue to be reported in accordance with previous guidance.
As permitted under the transition guidance within the new standard, we elected to carry forward the historical lease identification and classification for existing leases upon adoption. We have also made an accounting policy election to not recognize leases with an initial term of 12 months or less in the consolidated balance sheets. See Note 8 for additional required disclosures.
Standards Not Yet Adopted
Credit Losses. In June 2016, the FASB issued new guidance which requires financial assets measured at amortized cost basis, including trade receivables, to be presented at the net amount expected to be collected. The new guidance requires an entity to estimate its lifetime “expected credit loss” for such assets at inception which will generally result in the earlier recognition of allowances for losses. This guidance is effective for us in the first quarter of 2020 with early adoption permitted and will be applied using a modified retrospective transition method through a cumulative-effect adjustment, if any, to retained earnings as of the date of adoption. As part of our assessment work to date, we have formed an implementation work team and conducted a preliminary analysis of the new guidance. Based on our current financial assets measured at amortized cost basis, we anticipate the new guidance may require us to reflect additional credit loss expense; however, we have not yet completed an estimation of such amount and we are still evaluating the overall impact of the new guidance on our consolidated financial statements and related disclosures.

Note 2 – Earnings Per Share
The following table presents the reconciliation of the numerator and denominator for calculating net income (loss) per share:

	Third Quarter		First Nine Months
(In thousands, except per share data)	2019	2018	2019	2018
Numerator
Net income (loss) - basic and diluted	$(1,441)	$3,644	$4,147	$21,712

Denominator
Weighted average common shares outstanding - basic	89,675	90,526	89,863	89,779
Dilutive effect of stock options and restricted stock awards	—	2,151	1,676	2,535
Dilutive effect of 2021 Convertible Notes	—	905	—	727
Weighted average common shares outstanding - diluted	89,675	93,582	91,539	93,041

Net income (loss) per common share
Basic	$(0.02)	$0.04	$0.05	$0.24
Diluted	$(0.02)	$0.04	$0.05	$0.23

We excluded the following weighted-average potential shares from the calculations of diluted net income (loss) per share during the applicable periods because their inclusion would have been anti-dilutive:

	Third Quarter		First Nine Months
(In thousands)	2019	2018	2019	2018
Stock options and restricted stock awards	4,989	735	1,812	1,184

For the third quarter of 2019, we excluded all potentially dilutive stock options and restricted stock awards in calculating diluted earnings per share as the effect was anti-dilutive due to the net loss incurred for this period. The 2021 Convertible Notes (as defined in Note 7) only impact the calculation of diluted net income per share in periods that the average price of our common stock, as calculated in accordance with the terms of the indenture governing the 2021 Convertible Notes, exceeds the conversion price of $9.33 per share. We have the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion of the 2021 Convertible Notes as further described in Note 7. If converted, we currently intend to settle the principal amount of the notes in cash and as a result, only the amounts payable in excess of the principal amount of the notes, if any, are assumed to be settled with shares of common stock for purposes of computing diluted net income per share.

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
During the first nine months of 2019, we repurchased an aggregate of 2,537,833 shares of our common stock under our Board authorized repurchase program for a total cost of $19.0 million. There were no shares repurchased under the program during the first nine months of 2018. As of September 30, 2019, we had $81.0 million remaining under the program.
Note 4 – Stock-Based and Other Long-Term Incentive Compensation
During the second quarter of 2019, our stockholders approved an amendment to the 2015 Employee Equity Incentive Plan (“2015 Plan”) to increase the number of shares authorized for issuance under the 2015 Plan from 9,800,000 to 12,300,000 shares and remove the fungible share counting provision.
During the second quarter of 2019, the Compensation Committee of our Board of Directors (“Compensation Committee”) approved equity-based compensation to executive officers and other key employees, consisting of 1,135,216 shares of restricted stock units which will primarily vest in equal installments over a three-year period. At September 30, 2019, 3,341,007 shares remained available for award under the 2015 Plan. In addition, non-employee directors received a grant of 104,900 shares of restricted stock awards which will vest in full on the earlier of the day prior to the next annual meeting of stockholders following the grant date or the first anniversary of the grant date. The weighted average grant-date fair value was $7.34 per share for both the restricted stock units and restricted stock awards.
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

Note 5 – Receivables
Receivables consisted of the following:

(In thousands)	September 30, 2019	December 31, 2018
Trade receivables:
Gross trade receivables	$226,670	$248,176
Allowance for doubtful accounts	(8,548)	(10,034)
Net trade receivables	218,122	238,142
Income tax receivables	11,286	9,027
Other receivables	7,229	7,225
Total receivables, net	$236,637	$254,394

Other receivables included $5.9 million and $6.3 million for value added, goods and service taxes related to foreign jurisdictions as of September 30, 2019 and December 31, 2018, respectively.
Note 6 – Inventories
Inventories consisted of the following:

(In thousands)	September 30, 2019	December 31, 2018
Raw materials:
Fluids systems	$132,508	$148,737
Mats and integrated services	5,622	1,485
Total raw materials	138,130	150,222
Blended fluids systems components	36,648	38,088
Finished goods - mats	8,665	8,586
Total inventories	$183,443	$196,896

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
Note 7 – Financing Arrangements and Fair Value of Financial Instruments
Financing arrangements consisted of the following:

	September 30, 2019			December 31, 2018
(In thousands)	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt
2021 Convertible Notes	$100,000	$(13,707)	$86,293	$100,000	$(17,752)	$82,248
ABL Facility	70,200	—	70,200	76,300	—	76,300
Other debt	5,865	—	5,865	3,199	—	3,199
Total debt	176,065	(13,707)	162,358	179,499	(17,752)	161,747
Less: Current portion	(5,003)	—	(5,003)	(2,522)	—	(2,522)
Long-term debt	$171,062	$(13,707)	$157,355	$176,977	$(17,752)	$159,225

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
On or after June 1, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing conditions have been satisfied. As of October 28, 2019, the notes were not convertible.
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
In accordance with accounting guidance for convertible debt with a cash conversion option, we separately accounted for the debt and equity components of the notes in a manner that reflected our estimated nonconvertible debt borrowing rate. As of September 30, 2019, the carrying amount of the debt component was $86.3 million, which is net of the unamortized debt discount and issuance costs of $12.3 million and $1.4 million, respectively. Including the impact of the debt discount and related deferred debt issuance costs, the effective interest rate on the notes is approximately 11.3%.
Asset-Based Loan Facility. In May 2016, we entered into an asset-based revolving credit agreement which replaced our previous credit agreement. In October 2017, we entered into an Amended and Restated Credit Agreement and in March 2019, we entered into a First Amendment to Amended and Restated Credit Agreement (as amended, the “ABL Facility”). The March 2019 amendment increased the amount available for borrowings, reduced applicable borrowing rates, and extended the term. The ABL Facility provides financing of up to $200.0 million available for borrowings (inclusive of letters of credit) and can be increased up to a maximum capacity of $275.0 million, subject to certain conditions. As of September 30, 2019, our total availability under the ABL Facility was $171.0 million, of which $70.2 million was drawn, resulting in remaining availability of $100.8 million.
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
Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate plus an applicable margin based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. and (c) LIBOR, subject to a floor of zero, plus 100 basis points, plus, in each case, an applicable margin per annum. The applicable margin ranges from 150 to 200 basis points for LIBOR borrowings, and 50 to 100 basis points for base rate borrowings, based on the consolidated fixed charge coverage ratio as defined in the ABL Facility. As of September 30, 2019, the applicable margin for borrowings under our ABL Facility was 150 basis points with respect to LIBOR borrowings and 50 basis points with respect to base rate borrowings. The weighted average interest rate for the ABL Facility was 3.8% at September 30, 2019. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 25 to 37.5 basis points, based on the level of outstanding borrowings, as defined in the ABL Facility. As of September 30, 2019, the applicable commitment fee was 37.5 basis points.
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
Other Debt. Our foreign subsidiaries in Italy, India, and Canada maintain local credit arrangements consisting primarily of lines of credit which are renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. We had $2.0 million and $1.1 million outstanding under these arrangements at September 30, 2019 and December 31, 2018, respectively.
At September 30, 2019, we had $13.1 million in outstanding letters of credit and performance bonds, for which the letters of credit are collateralized by $6.1 million in restricted cash. We also have a performance bond issued and outstanding of $6.0 million related to the appeals process for an ongoing income tax audit for our Mexico subsidiary. Additionally, our foreign operations had $33.0 million in outstanding letters of credit, performance bonds and other guarantees, primarily issued under a credit arrangement in Italy as well as certain letters of credit that are collateralized by $2.0 million in restricted cash.
Our financial instruments include cash and cash equivalents, receivables, payables, and debt. We believe the carrying values of these instruments, with the exception of our 2021 Convertible Notes, approximated their fair values at September 30, 2019 and December 31, 2018. The estimated fair value of our 2021 Convertible Notes was $106.2 million at September 30, 2019 and $120.9 million at December 31, 2018, based on quoted market prices at these respective dates.

Note 8 – Leases
We lease certain office space, manufacturing facilities, warehouses, land, and equipment. Our leases have remaining terms ranging from 1 to 10 years with various extension and termination options. We consider these options in determining the lease term used to establish our operating lease assets and liabilities. Lease agreements with lease and non-lease components are accounted for as a single lease component. Leases with an initial term of 12 months or less are not recorded in the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
Leases consisted of the following:

(In thousands)	Balance Sheet Classification	September 30, 2019
Assets:
Operating	Operating lease assets	$29,697
Finance	Property, plant and equipment, net	1,215
Total lease assets		$30,912
Liabilities:
Current:
Operating	Accrued liabilities	$6,093
Finance	Current debt	271
Noncurrent:
Operating	Noncurrent operating lease liabilities	$24,336
Finance	Long-term debt, less current portion	862
Total lease liabilities		$31,562

Total operating lease expenses were $7.4 million for the third quarter of 2019, of which $4.9 million related to short-term leases and $2.5 million related to leases recognized in the balance sheet. Total operating lease expenses were $21.8 million for the first nine months of 2019, of which $14.3 million related to short-term leases and $7.5 million related to leases recognized in the balance sheet. Total operating lease expenses approximate cash paid during each period. Amortization and interest for finance leases are not material. Operating lease expenses and amortization of leased assets for finance leases are included in either cost of revenues or selling, general and administrative expenses. Interest for finance leases is included in interest expense, net.
The maturity of lease liabilities as of September 30, 2019 is as follows:

(In thousands)	Operating Leases	Finance Leases	Total
2019 (remainder of year)	$2,017	$89	$2,106
2020	6,777	312	7,089
2021	5,500	312	5,812
2022	4,254	312	4,566
2023	3,196	211	3,407
Thereafter	14,526	—	14,526
Total lease payments	36,270	1,236	37,506
Less: Interest	5,841	103	5,944
Present value of lease liabilities	$30,429	$1,133	$31,562

During the third quarter and first nine months of 2019, we entered into $3.8 million and $6.7 million, respectively, of new operating lease liabilities in exchange for leased assets.

Lease Term and Discount Rate	September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	7.4
Finance leases	3.9
Weighted-average discount rate
Operating leases	4.6%
Finance leases	4.5%

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting guidance, future minimum payments under non-cancelable operating leases at December 31, 2018, with initial or remaining terms in excess of one year are included in the table below. Future minimum payments under capital leases were not significant.

(In thousands)
2019	$9,112
2020	5,707
2021	4,630
2022	3,816
2023	3,144
Thereafter	4,507
$30,916

Note 9 – Income Taxes
The provision for income taxes was $7.2 million for the first nine months of 2019, reflecting an effective tax rate of 63%, compared to $10.1 million for the first nine months of 2018, reflecting an effective tax rate of 32%. The effective tax rate for the first nine months of 2019 was negatively impacted by the decrease in U.S. earnings, as well as non-deductible expenses, relative to the amount of pre-tax income. The effective tax rate for the first nine months of 2018 also included a $1.7 million net benefit related to the U.S. Tax Cuts and Jobs Act ("Tax Act") as well as $0.8 million in excess tax benefits related to the vesting of certain stock-based compensation awards during the period. The provision for income taxes was $3.3 million for the third quarter of 2019. As a result of a decline in anticipated earnings in the U.S. for the full year 2019, the third quarter 2019 provision for income taxes includes a $2.0 million charge, primarily reflecting the impact of an increase in the projected full year 2019 tax rate.
We file income tax returns in the United States and several non-U.S. jurisdictions and are subject to examination in the various jurisdictions in which we file. Following an audit in 2015, the treasury authority in Mexico issued a tax assessment (inclusive of interest and penalties) in the amount of 60 million pesos (approximately $3.3 million) to our Mexico subsidiary, primarily in connection with the export of mats from Mexico in 2010. The mats that are the subject of this assessment were owned by a U.S. subsidiary and leased to our Mexico subsidiary for matting projects in the Mexican market. In 2010, we made the decision to move these mats out of Mexico to markets with higher demand. The Mexican treasury authority determined the export of the mats was the equivalent of a sale and assessed taxes on the gross declared value of the exported mats to our Mexico subsidiary. We retained outside legal counsel and filed administrative appeals with the treasury authority, but we were notified in April 2018 that the last administrative appeal had been rejected. In response, we filed an appeal in the Mexican Federal Tax Court in the second quarter of 2018, which required that we post a bond in the amount of the assessed taxes (plus additional interest). In the fourth quarter of 2018, the Mexican Federal Tax Court issued a favorable judgment nullifying in full the tax assessment which was subsequently appealed by the treasury authority in Mexico. Following a judgment by the Mexican Court of Appeals, the Mexican Federal Tax Court, in the third quarter of 2019, confirmed the full nullification of the tax assessment based on a due process violation and recognized the treasury authority's right to cure the due process violation by starting a new tax audit. The treasury authority in Mexico is appealing the latest judgment from the Mexican Federal Tax Court. Although the tax appeals process has not concluded, we believe our tax position is properly reported in accordance with applicable tax laws and regulations in Mexico and intend to vigorously defend our position through the tax appeals process.
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
Kenedy, Texas Drilling Fluids Facility Fire
In July 2018, a fire occurred at our Kenedy, Texas drilling fluids facility, destroying the distribution warehouse, including inventory and surrounding equipment. In addition, nearby residences and businesses were evacuated as part of the response to the fire. In order to avoid any customer service disruptions, we implemented contingency plans to supply products from alternate facilities in the area and region. During the third quarter of 2018 and subsequently, we have received petitions seeking payment for alleged bodily injuries, property damage, and punitive damages claimed to have been incurred as a result of the fire and the subsequent efforts we undertook to remediate any potential smoke damage. As of September 30, 2019, there are open claims with 38 plaintiffs seeking a total of approximately $1.5 million. While no trial date has been set for the matter at this time, we have been advised by our insurer that these claims are insured under our general liability insurance program. While this event and related claims are covered by our property, business interruption, and general liability insurance programs, these programs contain self-insured retentions, which remain our financial obligations.
During 2018, we incurred fire-related costs of $4.8 million, which included $1.9 million for inventory and property, plant and equipment, $2.1 million in property-related cleanup and other costs, and $0.8 million relating to our self-insured retention for third-party claims. Based on the provisions of our insurance policies and initial insurance claims filed, we estimated $4.0 million in expected insurance recoveries and recognized a charge of $0.8 million in other operating (income) loss, net, in the third quarter of 2018. The insurance receivable balance included in other receivables was $0.3 million as of September 30, 2019, and $0.6 million as of December 31, 2018. As of September 30, 2019, the claims related to the fire under our property, business interruption, and general liability insurance programs have not been finalized.
Note 11 – Supplemental Disclosures to the Statements of Cash Flows
Supplemental disclosures to the statements of cash flows are presented below:

	First Nine Months
(In thousands)	2019	2018
Cash paid for:
Income taxes (net of refunds)	$10,095	$11,899
Interest	$5,702	$5,507

Cash, cash equivalents, and restricted cash in the consolidated statements of cash flows consisted of the following:

(In thousands)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$53,673	$56,118
Restricted cash (included in other current assets)	8,076	8,148
Cash, cash equivalents, and restricted cash	$61,749	$64,266

Note 12 – Segment Data
Summarized operating results for our reportable segments are shown in the following table (net of inter-segment transfers):

	Third Quarter		First Nine Months
(In thousands)	2019	2018	2019	2018
Revenues
Fluids systems	$152,547	$180,970	$485,744	$538,087
Mats and integrated services	50,216	54,359	144,904	160,797
Total revenues	$202,763	$235,329	$630,648	$698,884

Operating income (loss)
Fluids systems	$5,893	$8,288	$21,951	$32,092
Mats and integrated services	10,049	12,925	32,863	39,864
Corporate office	(9,654)	(11,159)	(31,933)	(28,921)
Total operating income	$6,288	$10,054	$22,881	$43,035

The following table presents further disaggregated revenues for the Fluids Systems segment:

	Third Quarter		First Nine Months
(In thousands)	2019	2018	2019	2018
United States	$98,140	$106,992	$318,353	$303,794
Canada	8,029	16,960	26,283	51,317
Total North America	106,169	123,952	344,636	355,111

EMEA	41,126	46,614	123,346	147,595
Asia Pacific	3,986	4,064	13,649	12,224
Latin America	1,266	6,340	4,113	23,157
Total International	46,378	57,018	141,108	182,976

Total Fluids Systems revenues	$152,547	$180,970	$485,744	$538,087

The following table presents further disaggregated revenues for the Mats and Integrated Services segment:

	Third Quarter		First Nine Months
(In thousands)	2019	2018	2019	2018
Service revenues	$18,930	$22,989	$59,989	$68,740
Rental revenues	16,700	19,911	55,955	59,661
Product sales revenues	14,586	11,459	28,960	32,396
Total Mats and Integrated Services revenues	$50,216	$54,359	$144,904	$160,797

Note 13 – Subsequent Event
In October 2019, we completed the acquisition of Cleansorb Limited (“Cleansorb”), a U.K. based provider of specialty chemicals for the oil and natural gas industry, which further expands our fluids technology portfolio and capabilities. The purchase price for this acquisition was $18.7 million, net of cash acquired, and was funded with borrowings under the ABL Facility.

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
While our revenue potential is driven by a number of factors including those described above, rig count data remains the most widely accepted indicator of drilling activity. Average North American rig count data for the third quarter and first nine months of 2019 as compared to the same periods of 2018 is as follows:

	Third Quarter		2019 vs 2018
	2019	2018	Count	%
U.S. Rig Count	920	1,051	(131)	(12)%
Canada Rig Count	132	209	(77)	(37)%
North America Rig Count	1,052	1,260	(208)	(17)%

	First Nine Months		2019 vs 2018
	2019	2018	Count	%
U.S. Rig Count	984	1,019	(35)	(3)%
Canada Rig Count	132	195	(63)	(32)%
North America Rig Count	1,116	1,214	(98)	(8)%
_______________________________________________________
Source: Baker Hughes Company
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
Segment Overview
Our Fluids Systems segment, which generated 77% of consolidated revenues for the first nine months of 2019, provides customized fluids solutions to E&P customers globally, operating through four geographic regions: North America, Europe, the Middle East and Africa (“EMEA”), Asia Pacific, and Latin America. International expansion, including the penetration of international oil companies (“IOCs”) and national oil companies (“NOCs”), is a key element of our Fluids Systems strategy, which has historically helped to stabilize segment revenues as North American oil and natural gas exploration activities have fluctuated significantly. Revenues from IOC and NOC customers represent approximately one-third of Fluids Systems segment revenues for the first nine months of 2019 and 2018. Significant international contract awards with recent developments include:

•
In Kuwait, we provide drilling and completion fluids and related services for land operations under a multi-year contract with Kuwait Oil Company (“KOC”), which began in 2014. Following a tender process with KOC, we have received two new contract awards to provide drilling and completion fluids, along with related services, covering a five-year term which began in the first quarter of 2019. The initial revenue value of the combined awards is approximately $165 million and expands our presence to include a second base of operations in Northern Kuwait. The transition to the new contracts resulted in recent fluctuations in revenues, with first nine months of 2019 revenues reflecting a $5 million decline from the first nine months of 2018. However, based on the customer plans currently in place, we expect the revenue levels of the new awards to increase and eventually surpass the levels achieved on the previous contract.

•
In Algeria, we provide drilling and completion fluids and related services to Sonatrach under a multi-year contract. Work under Lot 1 and Lot 3 of a three-year contract awarded in 2015 (“2015 Contract”) was completed in the fourth quarter of 2018. During 2018, Sonatrach initiated a new tender (“2018 Tender”), for a three-year term succeeding the 2015 Contract. For the 2018 Tender, Sonatrach adopted a change in its procurement process, limiting the number of Lots that could be awarded to major service providers, which consequently reduced the potential revenue of the 2018 Tender as compared to the 2015 Contract. Based upon the new contract awarded under the 2018 Tender, we expect that revenue from Sonatrach will be approximately $125 million over the three-year term, which would result in a reduction of approximately $25 million per year as compared to the prior activity levels. Consequently, with the transition to the new contract that began in late 2018, first nine months of 2019 revenues reflect a $17 million decline from the first nine months of 2018.

•
In Australia, we provided drilling and completion fluids and related services under a contract with Baker Hughes Company, as part of its integrated service offering in support of the Greater Enfield project in offshore Western Australia. Work under this contract began in the first quarter of 2018 and was substantially completed in the third quarter of 2019.

•
In Brazil, we provided drilling fluids and related services under a multi-year contract with Petrobras for both onshore and offshore locations. Work under this contract began in the first half of 2009 and concluded in December 2018. For the first nine months of 2018, our Brazilian subsidiary generated revenues of $19 million, substantially all of which related to the Petrobras contract. Despite the completion of the Petrobras contract, we are maintaining infrastructure in the Brazilian market to support our efforts to penetrate the offshore IOC market.

Our Fluids Systems business was also successful in securing three international tender awards during the third quarter of 2019. These include a new three-year contract for combined drilling and completion fluids with ENI to support their offshore drilling campaign in Cyprus and a two-year contract with PTT Exploration and Production in Algeria. Both of these contracts are expected to begin in the first half of 2020 and combined, generate additional revenues of $15 million to $20 million per year. In addition, we were awarded a new five-year contract with OMV Petrom, which extends our on-going work providing drilling and completion fluids to this customer in Romania. While we expect the total revenue under the new OMV Petrom contract to be relatively in-line with the current contract, annual revenues may fluctuate with changes in the customer’s drilling program.
In addition to our international expansion efforts, we are also expanding our presence in North America, capitalizing on our capabilities, infrastructure, and strong market position in the North American land drilling fluids markets to expand our drilling fluids presence within the deepwater Gulf of Mexico, as well as our presence in adjacent product offerings, including completion fluids and stimulation chemicals. To support this effort, we have incurred start-up costs, including costs associated with additional personnel and facility-related expenses, and have made additional capital investments. Revenues from the deepwater Gulf of Mexico increased to $27 million for the first nine months of 2019 compared to $8 million for the first nine months of 2018.
In October 2019, we completed the acquisition of Cleansorb Limited (“Cleansorb”), a U.K. based provider of specialty chemicals for the oil and natural gas industry, which further expands our fluids technology portfolio and capabilities. The purchase price for this acquisition was $18.7 million, net of cash acquired.
Our Mats and Integrated Services segment, which generated 23% of consolidated revenues for the first nine months of 2019, provides composite mat rentals utilized for temporary worksite access, along with related site construction and services to customers in various markets including E&P, electrical transmission & distribution, pipeline, solar, petrochemical, and construction industries across North America and Europe. We also sell composite mats to customers around the world. The expansion of our rental and service activities into non-E&P markets represents a strategic priority for us due to the magnitude of this market growth opportunity, as well as the market’s relative stability compared to E&P. The Mats and Integrated Services segment rental and service revenues from non-E&P markets increased to approximately $50 million for the first nine months of 2019 compared to approximately $45 million for the first nine months of 2018. Product sales revenues largely reflect sales to non-E&P and international E&P markets, and typically fluctuate based on the timing of customer orders.

Third Quarter of 2019 Compared to Third Quarter of 2018
Consolidated Results of Operations
Summarized results of operations for the third quarter of 2019 compared to the third quarter of 2018 are as follows:

	Third Quarter		2019 vs 2018
(In thousands)	2019	2018	$	%
Revenues	$202,763	$235,329	$(32,566)	(14)%
Cost of revenues	169,429	194,730	(25,301)	(13)%
Selling, general and administrative expenses	27,017	29,820	(2,803)	(9)%
Other operating loss, net	29	725	(696)	(96)%
Operating income	6,288	10,054	(3,766)	(37)%

Foreign currency exchange (gain) loss	828	(89)	917	NM
Interest expense, net	3,628	3,668	(40)	(1)%
Income before income taxes	1,832	6,475	(4,643)	(72)%

Provision for income taxes	3,273	2,831	442	16%
Net income (loss)	$(1,441)	$3,644	$(5,085)	NM
Revenues
Revenues decreased 14% to $202.8 million for the third quarter of 2019, compared to $235.3 million for the third quarter of 2018. This $32.6 million decrease includes a $20.8 million (12%) decrease in revenues in North America, comprised of a $17.8 million decrease in the Fluids Systems segment and $3.0 million decrease in the Mats and Integrated Services segment. Revenues from our international operations decreased by $11.8 million (19%), primarily driven by transitions in key contracts in our EMEA and Latin America regions, as described above. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues decreased 13% to $169.4 million for the third quarter of 2019, compared to $194.7 million for the third quarter of 2018. This $25.3 million decrease was primarily driven by the 14% decrease in revenues described above.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $2.8 million to $27.0 million for the third quarter of 2019, compared to $29.8 million for the third quarter of 2018. The third quarter of 2018 included a corporate office charge of $1.8 million associated with the retirement and transition of our former Senior Vice President, General Counsel and Chief Administrative Officer. The remaining decrease was primarily driven by lower performance-based incentive compensation partially offset by higher professional fees primarily related to the Cleansorb acquisition and our long-term strategic planning project. Selling, general and administrative expenses as a percentage of revenues was 13.3% for the third quarter of 2019 compared to 12.7% for the third quarter of 2018.
Other operating loss, net
Other operating loss for the third quarter of 2018 primarily relates to the July 2018 fire at our Kenedy, Texas drilling fluids facility (see Note 10 for additional information).
Foreign currency exchange
Foreign currency exchange was a $0.8 million loss for the third quarter of 2019 compared to a $0.1 million gain for the third quarter of 2018, and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.

Interest expense, net
Interest expense was $3.6 million for the third quarter of 2019 compared to $3.7 million for the third quarter of 2018. Interest expense for the third quarter of 2019 and 2018 includes $1.6 million and $1.4 million, respectively, in noncash amortization of original issue discount and debt issuance costs.
Provision for income taxes
The provision for income taxes was $3.3 million for the third quarter of 2019 compared to $2.8 million for the third quarter of 2018. As a result of a decline in anticipated earnings in the U.S. for the full year 2019, the third quarter 2019 provision for income taxes includes a $2.0 million charge, primarily reflecting the impact of an increase in the projected full year 2019 tax rate. The provision for income taxes for the third quarter of 2018 included a $0.6 million net benefit primarily related to finalizing our 2017 income tax returns in the U.S. and certain foreign tax jurisdictions, including revisions associated with the U.S. Tax Cuts and Jobs Act ("Tax Act").

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Third Quarter		2019 vs 2018
(In thousands)	2019	2018	$	%
Revenues
Fluids systems	$152,547	$180,970	$(28,423)	(16)%
Mats and integrated services	50,216	54,359	(4,143)	(8)%
Total revenues	$202,763	$235,329	$(32,566)	(14)%

Operating income (loss)
Fluids systems	$5,893	$8,288	$(2,395)
Mats and integrated services	10,049	12,925	(2,876)
Corporate office	(9,654)	(11,159)	1,505
Total operating income	$6,288	$10,054	$(3,766)

Segment operating margin
Fluids systems	3.9%	4.6%
Mats and integrated services	20.0%	23.8%
Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	Third Quarter		2019 vs 2018
(In thousands)	2019	2018	$	%
United States	$98,140	$106,992	$(8,852)	(8)%
Canada	8,029	16,960	(8,931)	(53)%
Total North America	106,169	123,952	(17,783)	(14)%

EMEA	41,126	46,614	(5,488)	(12)%
Asia Pacific	3,986	4,064	(78)	(2)%
Latin America	1,266	6,340	(5,074)	(80)%
Total International	46,378	57,018	(10,640)	(19)%

Total Fluids Systems revenues	$152,547	$180,970	$(28,423)	(16)%
North America revenues decreased 14% to $106.2 million for the third quarter of 2019 compared to $124.0 million for the third quarter of 2018. This decrease was primarily attributable to lower customer drilling activity in North America land markets, as reflected by the 17% decline in average rig count. This decrease was partially offset by market share gains in the offshore Gulf of Mexico market, as well as an increase in footage drilled per rig due to improvements in customer drilling efficiency in the U.S. land markets.
Internationally, revenues decreased 19% to $46.4 million for the third quarter of 2019 compared to $57.0 million for the third quarter of 2018. This decrease was primarily attributable to declines related to the contract transitions described above in Algeria and Brazil.

Operating income
The Fluids Systems segment generated operating income of $5.9 million for the third quarter of 2019 compared to operating income of $8.3 million for the third quarter of 2018. Operating expenses for the third quarter of 2018 included a total of $2.5 million of charges associated with severance costs related to workforce reductions in connection with the completion of the contract with Petrobras in Brazil, the Kenedy, Texas facility fire, and expenses related to the conversion of a drilling fluids facility into a completion fluids facility. Excluding these charges, the decrease in operating income includes a $3.3 million decline from North American operations and a $1.6 million decline from international operations. This decline in operating income is primarily attributable to the decreases in revenues described above.
While we have taken certain actions to reduce our workforce and cost structure as activity levels have declined, our business contains high levels of fixed costs, including significant facility and personnel expenses. We continue to evaluate under-performing areas as well as opportunities to further enable a more efficient and scalable cost structure. In the absence of a longer-term increase in activity levels, we may incur future charges related to further cost reduction efforts or potential asset impairments, which may negatively impact our future results.
Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	Third Quarter		2019 vs 2018
(In thousands)	2019	2018	$	%
Rental and service revenues	$35,630	$42,900	$(7,270)	(17)%
Product sales revenues	14,586	11,459	3,127	27%
Total Mats and Integrated Services revenues	$50,216	$54,359	$(4,143)	(8)%
Rental and service revenues decreased $7.3 million to $35.6 million for the third quarter of 2019 compared to $42.9 million for the third quarter of 2018, primarily due to a decrease in revenues from E&P customers of approximately 35%, resulting from lower exploration activity and weakness in commodity prices. This decline was partially offset by an increase of approximately 22% in non-E&P rental and service revenues. Product sales revenues were $14.6 million for the third quarter of 2019 compared to $11.5 million for the third quarter of 2018. Revenues from product sales have typically fluctuated based on the timing of mat orders from customers.
Operating income
The Mats and Integrated Services segment generated operating income of $10.0 million for the third quarter of 2019 compared to $12.9 million for the third quarter of 2018, primarily attributable to the change in revenues as described above.
Corporate Office
Corporate office expenses decreased $1.5 million to $9.7 million for the third quarter of 2019 compared to $11.2 million for the third quarter of 2018. This decrease was primarily driven by a $1.8 million charge in the third quarter of 2018 associated with the retirement and transition of our former Senior Vice President, General Counsel and Chief Administrative Officer, as well as lower performance-based incentive compensation for the third quarter of 2019, partially offset by higher professional fees primarily related to the Cleansorb acquisition and our long-term strategic planning project.

First Nine Months of 2019 Compared to First Nine Months of 2018
Consolidated Results of Operations
Summarized results of operations for the first nine months of 2019 compared to the first nine months of 2018 are as follows:

	First Nine Months		2019 vs 2018
(In thousands)	2019	2018	$	%
Revenues	$630,648	$698,884	$(68,236)	(10)%
Cost of revenues	522,338	569,665	(47,327)	(8)%
Selling, general and administrative expenses	85,796	85,482	314	—%
Other operating (income) loss, net	(367)	702	(1,069)	NM
Operating income	22,881	43,035	(20,154)	(47)%

Foreign currency exchange loss	756	594	162	27%
Interest expense, net	10,807	10,659	148	1%
Income before income taxes	11,318	31,782	(20,464)	(64)%

Provision for income taxes	7,171	10,070	(2,899)	(29)%
Net income	$4,147	$21,712	$(17,565)	(81)%
Revenues
Revenues decreased 10% to $630.6 million for the first nine months of 2019, compared to $698.9 million for the first nine months of 2018. This $68.2 million decrease includes a $23.1 million (5%) decrease in revenues in North America, comprised of a $12.6 million decrease in the Mats and Integrated Services segment and a $10.5 million decrease in the Fluids Systems segment. Revenues from our international operations decreased by $45.1 million (23%), primarily driven by transitions in key contracts in our EMEA and Latin America regions, as described above. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues decreased 8% to $522.3 million for the first nine months of 2019, compared to $569.7 million for the first nine months of 2018. This $47.3 million decrease was primarily driven by the 10% decrease in revenues described above. In addition, the first nine months of 2018 included $1.1 million in severance costs in Brazil.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $0.3 million to $85.8 million for the first nine months of 2019, compared to $85.5 million for the first nine months of 2018. This increase was primarily driven by $4.0 million in charges associated with the February 2019 retirement policy modification, as discussed in Note 4, a $3.1 million increase in professional fees primarily related to our long-term strategic planning project and the Cleansorb acquisition, as well as higher personnel costs, partially offset by lower performance-based incentive compensation. In addition, the first nine months of 2018 included a corporate office charge of $1.8 million associated with the retirement and transition of our former Senior Vice President, General Counsel and Chief Administrative Officer. Selling, general and administrative expenses as a percentage of revenues was 13.6% for the first nine months of 2019 compared to 12.2% for the first nine months of 2018.
Other operating (income) loss, net
Other operating loss for the first nine months of 2018 primarily relates to the July 2018 fire at our Kenedy, Texas drilling fluids facility (see Note 10 for additional information).

Foreign currency exchange
Foreign currency exchange was a $0.8 million loss for the first nine months of 2019 compared to a $0.6 million loss for the first nine months of 2018, and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.
Interest expense, net
Interest expense was $10.8 million for the first nine months of 2019 compared to $10.7 million for the first nine months of 2018. Interest expense for the first nine months of 2019 and 2018 includes $4.6 million and $4.1 million, respectively, in noncash amortization of original issue discount and debt issuance costs.
Provision for income taxes
The provision for income taxes was $7.2 million for the first nine months of 2019, reflecting an effective tax rate of 63%, compared to $10.1 million for the first nine months of 2018, reflecting an effective tax rate of 32%. The effective tax rate for the first nine months of 2019 was negatively impacted by the decrease in U.S. earnings, as well as non-deductible expenses, relative to the amount of pre-tax income. The effective tax rate for the first nine months of 2018 also included a $1.7 million net benefit related to the Tax Act as well as $0.8 million in excess tax benefits related to the vesting of certain stock-based compensation awards during the period.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Nine Months		2019 vs 2018
(In thousands)	2019	2018	$	%
Revenues
Fluids systems	$485,744	$538,087	$(52,343)	(10)%
Mats and integrated services	144,904	160,797	(15,893)	(10)%
Total revenues	$630,648	$698,884	$(68,236)	(10)%

Operating income (loss)
Fluids systems	$21,951	$32,092	$(10,141)
Mats and integrated services	32,863	39,864	(7,001)
Corporate office	(31,933)	(28,921)	(3,012)
Total operating income	$22,881	$43,035	$(20,154)

Segment operating margin
Fluids systems	4.5%	6.0%
Mats and integrated services	22.7%	24.8%
Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	First Nine Months		2019 vs 2018
(In thousands)	2019	2018	$	%
United States	$318,353	$303,794	$14,559	5%
Canada	26,283	51,317	(25,034)	(49)%
Total North America	344,636	355,111	(10,475)	(3)%

EMEA	123,346	147,595	(24,249)	(16)%
Asia Pacific	13,649	12,224	1,425	12%
Latin America	4,113	23,157	(19,044)	(82)%
Total International	141,108	182,976	(41,868)	(23)%

Total Fluids Systems revenues	$485,744	$538,087	$(52,343)	(10)%
North America revenues decreased 3% to $344.6 million for the first nine months of 2019 compared to $355.1 million for the first nine months of 2018. This decrease was primarily attributable to lower customer drilling activity in Canada, as reflected by the 32% decline in the average rig count. Despite the 3% decline in the United States average rig count, revenues increased in the U.S. primarily related to market share gains in the offshore Gulf of Mexico market, as well as an increase in footage drilled per rig due to improvements in customer drilling efficiency in the U.S. land markets.
Internationally, revenues decreased 23% to $141.1 million for the first nine months of 2019 compared to $183.0 million for the first nine months of 2018. This decrease was primarily attributable to declines related to the contract transitions described above in Brazil, Algeria, and Kuwait as well as lower drilling activity in Romania, largely attributable to lower commodity prices.

Operating income
The Fluids Systems segment generated operating income of $22.0 million for the first nine months of 2019 compared to operating income of $32.1 million for the first nine months of 2018. Operating income for the first nine months of 2019 includes $1.7 million of charges related to severance costs and the February 2019 retirement policy modification. Operating expenses for the first nine months of 2018 included a total of $2.5 million of charges associated with severance costs related to workforce reductions in connection with the completion of the contract with Petrobras in Brazil, the Kenedy, Texas facility fire, and expenses related to the conversion of a drilling fluids facility into a completion fluids facility. Excluding these charges, the decrease in operating income includes a $9.5 million decline from international operations and a $1.4 million decline from North America operations, which includes a decline in Canada partially offset by an increase from U.S. operations. These changes in operating income are primarily attributable to the changes in revenues described above.
Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	First Nine Months		2019 vs 2018
(In thousands)	2019	2018	$	%
Rental and service revenues	$115,944	$128,401	$(12,457)	(10)%
Product sales revenues	28,960	32,396	(3,436)	(11)%
Total Mats and Integrated Services revenues	$144,904	$160,797	$(15,893)	(10)%
Rental and service revenues decreased $12.5 million to $115.9 million for the first nine months of 2019 compared to $128.4 million for the first nine months of 2018, primarily due to a decrease in revenues from E&P customers of approximately 20%, resulting from lower exploration activity and weakness in commodity prices. This decline was partially offset by an increase of approximately 10% in non-E&P rental and service revenues. Product sales revenues were $29.0 million for the first nine months of 2019 compared to $32.4 million for the first nine months of 2018. Revenues from product sales have typically fluctuated based on the timing of mat orders from customers.
Operating income
The Mats and Integrated Services segment generated operating income of $32.9 million for the first nine months of 2019 compared to $39.9 million for the first nine months of 2018, primarily attributable to the change in revenues as described above.
Corporate Office
Corporate office expenses increased $3.0 million to $31.9 million for the first nine months of 2019 compared to $28.9 million for the first nine months of 2018. This increase was primarily driven by $3.4 million in charges associated with the February 2019 retirement policy modification, as discussed in Note 4. The remaining change primarily reflects a $3.1 million increase in professional fees primarily related to our long-term strategic planning project and the Cleansorb acquisition, partially offset by lower performance-based incentive compensation. In addition, the first nine months of 2018 included a $1.8 million charge associated with the retirement and transition of our former Senior Vice President, General Counsel and Chief Administrative Officer.

Liquidity and Capital Resources
Net cash provided by operating activities was $53.2 million for the first nine months of 2019 compared to $20.1 million for the first nine months of 2018. During the first nine months of 2019, net income adjusted for non-cash items provided cash of $47.5 million, while changes in working capital provided cash of $5.7 million.
Net cash used in investing activities was $28.7 million for the first nine months of 2019, including capital expenditures of $35.8 million. Capital expenditures during the first nine months of 2019 included $20.1 million for the Mats and Integrated Services segment, including investments in the mat rental fleet as well as new products, and $13.0 million for the Fluids Systems segment.
Net cash used in financing activities was $25.5 million for the first nine months of 2019, which includes $19.0 million in share purchases under our repurchase program and a net payment of $6.1 million on our ABL Facility (as defined below).
As of September 30, 2019, we had cash on hand of $53.7 million, substantially all of which resides within our international subsidiaries. Following the enactment of the Tax Act in 2018, we began repatriating excess cash from certain of our international subsidiaries and we intend to continue repatriating excess cash from these international subsidiaries, subject to cash requirements to support the strategic objectives of these international subsidiaries. In October 2019, we repatriated approximately $15 million from our international subsidiaries, which was used to repay borrowings under the ABL Facility.
In October 2019, we completed the acquisition of Cleansorb, a U.K. based provider of specialty chemicals for the oil and natural gas industry, which further expands our fluids technology portfolio and capabilities. The purchase price for this acquisition was $18.7 million, net of cash acquired, and was funded with borrowings under the ABL Facility.
We anticipate that future working capital requirements for our operations will fluctuate directionally with revenues. In addition, we expect total 2019 capital expenditures to be approximately $40.0 million to $45.0 million. Availability under our ABL Facility also provides additional liquidity as discussed further below. Total availability under the ABL Facility will fluctuate directionally based on the level of eligible accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet. We expect our available cash on-hand, cash generated by operations, and remaining availability under our ABL Facility to be adequate to fund current operations during the next 12 months. In addition, we may continue to purchase our common stock under our existing repurchase program from time to time.
Our capitalization is as follows:

(In thousands)	September 30, 2019	December 31, 2018
2021 Convertible Notes	$100,000	$100,000
ABL Facility	70,200	76,300
Other debt	5,865	3,199
Unamortized discount and debt issuance costs	(13,707)	(17,752)
Total debt	$162,358	$161,747

Stockholder's equity	559,631	569,681
Total capitalization	$721,989	$731,428

Total debt to capitalization	22.5%	22.1%
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
On or after June 1, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing conditions have been satisfied. As of October 28, 2019, the notes were not convertible.
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
Asset-Based Loan Facility. In May 2016, we entered into an asset-based revolving credit agreement which replaced our previous credit agreement. In October 2017, we entered into an Amended and Restated Credit Agreement and in March 2019, we entered into a First Amendment to Amended and Restated Credit Agreement (as amended, the “ABL Facility”). The March 2019 amendment increased the amount available for borrowings, reduced applicable borrowing rates, and extended the term. The ABL Facility provides financing of up to $200.0 million available for borrowings (inclusive of letters of credit) and can be increased up to a maximum capacity of $275.0 million, subject to certain conditions. As of September 30, 2019, our total availability under the ABL Facility was $171.0 million, of which $70.2 million was drawn, resulting in remaining availability of $100.8 million.
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
Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate plus an applicable margin based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. and (c) LIBOR, subject to a floor of zero, plus 100 basis points, plus, in each case, an applicable margin per annum. The applicable margin ranges from 150 to 200 basis points for LIBOR borrowings, and 50 to 100 basis points for base rate borrowings, based on the consolidated fixed charge coverage ratio as defined in the ABL Facility. As of September 30, 2019, the applicable margin for borrowings under our ABL Facility was 150 basis points with respect to LIBOR borrowings and 50 basis points with respect to base rate borrowings. The weighted average interest rate for the ABL Facility was 3.8% at September 30, 2019. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 25 to 37.5 basis points, based on the level of outstanding borrowings, as defined in the ABL Facility. As of September 30, 2019, the applicable commitment fee was 37.5 basis points.
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
Other Debt. Our foreign subsidiaries in Italy, India, and Canada maintain local credit arrangements consisting primarily of lines of credit which are renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. We had $2.0 million and $1.1 million outstanding under these arrangements at September 30, 2019 and December 31, 2018, respectively.

At September 30, 2019, we had $13.1 million in outstanding letters of credit and performance bonds, for which the letters of credit are collateralized by $6.1 million in restricted cash. We also have a performance bond issued and outstanding of $6.0 million related to the appeals process for an ongoing income tax audit for our Mexico subsidiary. Additionally, our foreign operations had $33.0 million in outstanding letters of credit, performance bonds and other guarantees, primarily issued under a credit arrangement in Italy as well as certain letters of credit that are collateralized by $2.0 million in restricted cash.
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
Interest Rate Risk
At September 30, 2019, we had total principal amounts outstanding under financing arrangements of $176.1 million, including $100.0 million of borrowings under our 2021 Convertible Notes which bear interest at a fixed rate of 4.0% and $70.2 million of borrowings under our ABL Facility. Borrowings under our ABL Facility are subject to a variable interest rate as determined by the ABL Facility. The weighted average interest rate at September 30, 2019 for the ABL Facility was 3.8%. Based on the balance of variable rate debt at September 30, 2019, a 100 basis-point increase in short-term interest rates would have increased annual pre-tax interest expense by $0.7 million.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019, the end of the period covered by this quarterly report.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	Legal Proceedings
None.

ITEM 1A.	Risk Factors
There have been no material changes during the period ended September 30, 2019 in our “Risk Factors” as discussed in Item 1A of our Annual Report on Form 10‑K for the year ended December 31, 2018.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable

b)	Not applicable

c)	The following table details our repurchases of shares of our common stock for the three months ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs ($ in Millions)
July 2019	114,376	$7.12	—	$84.5
August 2019	490,819	$7.10	490,819	$81.0
September 2019	—	$—	—	$81.0
Total	605,195	$7.10	490,819
During the three months ended September 30, 2019, we purchased an aggregate of 114,376 shares surrendered in lieu of taxes under vesting of restricted shares.
In November 2018, our Board of Directors authorized changes to our existing securities repurchase program. The authorization increased the authorized amount under the repurchase program to $100.0 million, available for repurchases of any combination of our common stock and our 2021 Convertible Notes.
Our repurchase program authorizes us to purchase our outstanding shares of common stock or 2021 Convertible Notes in the open market or as otherwise determined by management, subject to certain limitations under the ABL Facility and other factors. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows, available cash on hand, and borrowings under our ABL Facility. As part of the repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. During the three months ended September 30, 2019, we repurchased an aggregate of 490,819 shares of our common stock under our Board authorized repurchase program for a total cost of $3.5 million.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
The information concerning mine safety violations and other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 of this Quarterly Report on Form 10-Q, which is incorporated by reference.

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits
The exhibits listed are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

†*10.1	Employment Agreement, dated as of October 11, 2019, between Newpark Resources, Inc. and David Paterson
*31.1	Certification of Paul L. Howes pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Gregg S. Piontek pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of Paul L. Howes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of Gregg S. Piontek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*95.1	Reporting requirements under the Mine Safety and Health Administration
*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*101.SCH	Inline XBRL Schema Document
*101.CAL	Inline XBRL Calculation Linkbase Document
*101.DEF	Inline XBRL Definition Linkbase Document
*101.LAB	Inline XBRL Label Linkbase Document
*101.PRE	Inline XBRL Presentation Linkbase Document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†     Management compensation plan or agreement.
*     Filed herewith.
**   Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2019

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