Form 10-K
period 2019-12-31
NEWPARK RESOURCES INC
filed 2020-02-21
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of June 30, 2019, was $651.3 million. The aggregate market value has been computed by reference to the closing sales price on such date, as reported by The New York Stock Exchange.
As of February 18, 2020, a total of 89,897,646 shares of common stock, $0.01 par value per share, were outstanding.
Documents Incorporated by Reference:
Pursuant to General Instruction G(3) to this Form 10-K, the information required by Items 10, 11, 12, 13 and 14 of Part III hereof is incorporated by reference from the registrant’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders.

NEWPARK RESOURCES, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2019

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

PART I
ITEM 1. Business
General
Newpark Resources, Inc. was organized in 1932 as a Nevada corporation. In 1991, we changed our state of incorporation to Delaware. We are a geographically diversified supplier providing products, as well as rentals and services primarily to the oil and natural gas exploration and production (“E&P”) industry. We operate our business through two reportable segments: Fluids Systems and Mats and Integrated Services. Our Fluids Systems segment provides customized drilling, completion, and stimulation fluids solutions to E&P customers primarily in North America and Europe, the Middle East and Africa (“EMEA”), as well as certain countries in Asia Pacific and Latin America. Our Mats and Integrated Services segment provides composite mat rentals utilized for temporary worksite access, along with related site construction services to customers in various markets including E&P, electrical transmission & distribution, pipeline, solar, petrochemical, and construction industries across North America and Europe. We also sell composite mats to customers around the world.
Our principal executive offices are located at 9320 Lakeside Boulevard, Suite 100, The Woodlands, Texas 77381. Our telephone number is (281) 362-6800. You can find more information about us on our website located at www.newpark.com. We file or furnish annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”). Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge through our website. These reports are available as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the SEC. Our Code of Ethics, our Corporate Governance Guidelines, our Audit Committee Charter, our Compensation Committee Charter and our Nominating and Corporate Governance Committee Charter are also posted to the corporate governance section of our website. We make our website content available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Form 10-K. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.
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
Industry Fundamentals
Our operating results, particularly for the Fluids Systems segment, depend on oil and natural gas drilling activity levels in the markets we serve and the nature of the drilling operations (including the depth and whether the wells are drilled vertically or horizontally), which governs the revenue potential of each well. Drilling activity levels, in turn, depend on a variety of factors, including oil and natural gas commodity pricing, inventory levels, product demand, and regulatory restrictions. Oil and natural gas prices and activity are cyclical and volatile, and this market volatility has a significant impact on our operating results.
While our revenue potential is driven by a number of factors including those described above, rig count data remains the most widely accepted indicator of drilling activity. The average Baker Hughes Company North American Rig Count was 1,077 in 2019, compared to 1,223 in 2018, and 1,083 in 2017. Outside of North America, drilling activity is generally more stable as drilling activity in many countries is based on longer-term economic projections and multi-year drilling programs, which tends to reduce the impact of short-term changes in commodity prices on overall drilling activity.
International expansion, including the penetration of international oil companies (“IOCs”) and national oil companies (“NOCs”), is a key element of our Fluids Systems strategy, which has historically helped to stabilize segment revenues, particularly as North American oil and natural gas exploration activities have fluctuated significantly.
In addition to our international expansion efforts, we are also selectively expanding our presence in North America, capitalizing on our capabilities, infrastructure, and strong market position in the North American land drilling fluids markets, both through the geographic entry in the deepwater Gulf of Mexico as well as through product line extensions into adjacent product offerings, including completion fluids and stimulation chemicals. As part of the completion fluids product line extension, in October 2019, we acquired Cleansorb Limited (“Cleansorb”), a U.K. based provider of specialty chemicals for the oil and natural gas industry, which further expands our fluids technology portfolio and capabilities.
Our Mats and Integrated Services segment serves a variety of industries in addition to the E&P industry, including the electrical transmission & distribution, pipeline, solar, petrochemical, and construction industries. The expansion of our rental and service activities in non-E&P markets remains a strategic priority for us due to the magnitude of this market growth opportunity as well as the market’s relative stability compared to E&P. The demand for our products and services from customers in these industries is driven, in part, by infrastructure construction and maintenance activity levels in these industries within the U.S and the United Kingdom.

Reportable Segments
Fluids Systems
Our Fluids Systems segment provides drilling and completion fluids products and technical services to customers primarily in the North America and EMEA regions, as well as certain countries in Asia Pacific and Latin America. We offer customized solutions for highly technical drilling projects involving complex subsurface conditions such as horizontal, directional, geologically deep, or drilling in deep water. These projects require high levels of monitoring and technical support of the fluids system during the drilling process. In addition, our Fluids Systems offering is expanding into adjacent areas of chemistry, including stimulation chemicals, which are utilized extensively by E&P operators to stimulate hydrocarbon production.
We also have industrial mineral grinding operations for barite, a critical raw material in drilling fluids systems, which serve to support our activities in the North American drilling fluids market. We grind barite and other industrial minerals at four facilities, including locations in Texas, Louisiana, and Tennessee. We use the resulting products in our drilling fluids systems and also sell the products to third party users, including other drilling fluids companies. We also sell a variety of other minerals, principally to third-party industrial (non-oil and natural gas) markets.
Raw Materials — We believe that our sources of supply for materials and equipment used in our drilling fluids business are adequate for our needs; however, we have experienced periods of short-term scarcity of barite ore, which have resulted in significant cost increases. Our specialty milling operation is our primary supplier of barite used in our North American drilling fluids business. Our mills obtain raw barite ore under supply agreements from foreign sources, primarily China and India. We obtain other materials used in the drilling fluids business from various third-party suppliers. We have encountered no significant shortages or delays in obtaining these raw materials.
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
Competition — We face competition from larger companies, including Halliburton, Schlumberger, and Baker Hughes, which compete vigorously on fluids performance and/or price. In addition, these companies have broad product and service offerings in addition to their drilling fluids. We also have smaller regional competitors competing with us primarily on price and local relationships. We believe that the principal competitive factors in our businesses include a combination of technical proficiency, reputation, price, reliability, quality, breadth of services offered, and experience, and that our competitive position is enhanced by our proprietary products and services.
Customers — Our customers are principally major integrated and independent oil and natural gas E&P companies operating in the markets that we serve. During 2019, approximately 53% of segment revenues were derived from the 20 largest segment customers. No single customer accounted for more than 10% of our segment revenues. The segment also generated 64% of its revenues domestically during 2019. In North America, we primarily perform services either under short-term standard contracts or under “master” service agreements. Internationally, some customers issue multi-year contracts, but many are on a well-by-well or project basis. As most agreements with our customers can be terminated upon short notice, our backlog is not significant. We do not derive a significant portion of our revenues from government contracts.
Mats and Integrated Services
Our Mats and Integrated Services segment provides composite mat rentals utilized for temporary worksite access, along with related site construction and services to customers in various markets including E&P, electrical transmission & distribution, pipeline, solar, petrochemical, and construction industries across North America and Europe. We also sell composite mats to customers around the world.
We manufacture our DURA-BASE® Advanced Composite Mats for use in our rental operations as well as for third-party sales. Our matting systems provide environmental protection and ensure all-weather access to sites with unstable soil conditions. We continue to expand our product offerings, which now include the EPZ Grounding System™ for enhanced safety and efficiency for contractors working on power line maintenance and construction projects and the T-REX™ automated mat cleaning system to provide customers with a cost effective system to clean composite mats on site. We continue to make investments in matting and component innovation to deliver further differentiation and competitive advantage to our business.
In November 2017, we acquired certain assets and assumed certain liabilities of Well Service Group, Inc. and Utility Access Solutions, Inc. (together, “WSG”). Since 2012, WSG had been a strategic logistics and installation service provider for our Mats and Integrated Service segment, offering a variety of complementary services to our composite matting systems, including access road construction, site planning and preparation, environmental protection, fluids and spill containment, erosion control, and site restoration services. This acquisition expanded our service offering as well as our geographic footprint across the Northeast, Midwest, Rockies, and West Texas regions of the U.S.
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
Technology — We have obtained patents related to the design and manufacturing of our DURA-BASE mats and several of the components, as well as other products and systems related to these mats (including the connecting pins and the EPZ Grounding System™). Using proprietary technology and systems is an important aspect of our business strategy. We believe that these products provide us with a distinct advantage over our competition. While we continue to add to our patent portfolio, two patents related to our DURA-BASE matting system will expire in May 2020, and competitors may begin offering mats that include features described in those patents. We believe that our scale and reputation in the industry, the range of services we offer, ongoing technical development and know-how, responsiveness to customers, and understanding of regulatory requirements also have competitive significance in the markets we serve.
Competition — Our market is fragmented and competitive, with many competitors providing various forms of site preparation products and services. The composite mat sales component of our business is not as fragmented as the rental and services components with only a few competitors providing various alternatives to our DURA-BASE mat products, such as Signature Systems Group and ISOKON. This is due to many factors, including large capital start-up costs and proprietary technology associated with this product. We believe that the principal competitive factors in our businesses include reputation, product capabilities, price, innovation through R&D, and reliability, and that our competitive position is enhanced by our proprietary products, manufacturing expertise, services, and experience.
Customers — Our customers are principally oil and natural gas E&P companies, utility companies, and infrastructure construction companies operating in the markets that we serve. During 2019, approximately 55% of our segment revenues were derived from the 20 largest segment customers. No single customer accounted for more than 10% of our segment revenues. The segment also generated 92% of its revenues domestically during 2019. As a result of our efforts to expand beyond our traditional E&P customer base, revenues from non-E&P markets represented approximately 55% of our total segment revenues in 2019. Typically, we perform services either under short-term contracts or rental service agreements. As most agreements with our customers are cancelable upon short notice, our backlog is not significant. We do not derive a significant portion of our revenues from government contracts.

Employees
At January 31, 2020, we employed approximately 2,200 full and part-time personnel, none of which are represented by unions. We consider our relations with our employees to be satisfactory.
Environmental Regulation
Our business exposes us to environmental risks. We seek to comply with all applicable legal requirements concerning environmental matters. Our business is affected by governmental regulations relating to the oil and natural gas industry in general, as well as environmental, health, and safety regulations that have specific application to our business. Our activities are impacted by various federal and state regulatory agencies, and provincial pollution control, health, and safety programs that are administered and enforced by regulatory agencies.
We have implemented various procedures designed to ensure compliance with applicable regulations and reduce the risk of damage or loss. These include specified handling procedures and guidelines for waste, ongoing employee training, and monitoring, as well as maintaining insurance coverage. We also utilize a corporate-wide health, safety, and environmental management system (“HSEMS”). The HSEMS is designed to capture information related to the planning, decision-making, and general operations of environmental regulatory activities within our operations. We also use the HSEMS to capture the information generated by regularly scheduled independent audits that are performed to validate the findings of our internal monitoring and auditing procedures.

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
Risks Related to the Worldwide Oil and Natural Gas Industry
We derive a significant portion of our revenues from customers in the worldwide oil and natural gas industry; therefore, our risk factors include those factors that impact the demand for oil and natural gas. Spending by our customers for exploration, development, and production of oil and natural gas is based on a number of factors, including expectations of future hydrocarbon demand, energy prices, the risks associated with developing reserves, our customers’ ability to finance exploration and development of reserves, regulatory developments, and the future value of the reserves. Reductions in customer spending levels adversely affect the demand for our products and services, and consequently, our revenues and operating results. The key risk factors that we believe influence the worldwide oil and natural gas markets are discussed below.
Demand for oil and natural gas is subject to factors beyond our control
Demand for oil and natural gas, as well as the demand for our products and services, is highly correlated with global economic growth and in particular by the economic growth of countries such as the U.S., India, China, and developing countries in Asia and the Middle East. Weakness in global economic activity could reduce demand for oil and natural gas and result in lower oil and natural gas prices. In addition, demand for oil and natural gas could be impacted by the effects of global health epidemics and concerns (such as the coronavirus (“COVID-19”)) and by environmental regulations, including cap and trade legislation, regulation of hydraulic fracturing, and carbon taxes. Weakness or deterioration of the global economy could reduce our customers’ spending levels and could reduce our revenues and operating results.
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
Volatility of oil and natural gas prices can adversely affect demand for our products and services
Volatility of oil and natural gas prices can also impact our customers’ activity levels and spending for our products and services. The level of energy prices is important to the cash flow for our customers and their ability to fund exploration and development activities. Expectations about future commodity prices and price volatility are important for determining future spending levels. Our customers also take into account the volatility of energy prices and other risk factors by requiring higher returns for individual projects if there is higher perceived risk.
Our customers’ activity levels, spending for our products and services, and ability to pay amounts owed us could be impacted by the ability of our customers to access equity or credit markets
Our customers’ activity levels are dependent on their ability to access the funds necessary to develop oil and natural gas prospects and their ability to generate sufficient returns on investments. In recent years, limited access to external sources of funding and pressures from their investors to generate consistent cash flow has, at times, caused customers to reduce their capital spending plans. In addition, a reduction of cash flow to our customers resulting from declines in commodity prices or the lack of available debt or equity financing may impact the ability of our customers to pay amounts owed to us.
A heightened focus by our customers on cost-saving measures rather than the quality of products and services could reduce the demand for our products and services
Our customers are continually seeking to implement measures aimed at greater cost savings, which may include the acceptance of lesser quality products and services in order to improve short term cost efficiencies as opposed to total cost efficiencies. The continued implementation of these kinds of cost saving measures could reduce the demand or pricing for our products and services and have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Customer Concentration and Reliance on the U.S. E&P Market
In 2019, approximately 42% of our consolidated revenues were derived from our 20 largest customers, although no customer accounted for more than 10% of our consolidated revenues. While we are not dependent on any one customer or group of customers, the loss of one or more of our significant customers could have an adverse effect on our results of operations and cash flows. In addition, approximately 71% of our consolidated revenues were derived from our U.S. operations, including approximately $460 million from the exploration and production market.
Over the past five years, we have experienced periods of significant declines in North American drilling activity which reduced the demand for our services and negatively impacted customer pricing in our North American operations. Due in part to these changes, our quarterly and annual operating results have fluctuated significantly and may continue to fluctuate in future periods. Because our business has substantial fixed costs, including significant facility and personnel expenses, downtime or low productivity due to reduced demand could have a material adverse effect on our business, financial condition, and results of operations.
While geographic diversification into the U.S. offshore and foreign E&P markets, as well as our expansion into non-E&P markets, is intended over the long term to grow the business and offset the cyclical nature of the underlying oil and natural gas business, we cannot be certain that these efforts will be sufficient to offset this volatility.
Risks Related to International Operations
We have significant operations outside of the U.S., including Canada and certain areas of Europe, the Middle East, Africa, Asia Pacific, and Latin America. In 2019, these international operations generated approximately 29% of our consolidated revenues. Substantially all of our cash balance at December 31, 2019 resides within our international subsidiaries. Algeria represented our largest international market with our Algerian operations representing 7% of our consolidated revenues for 2019 and 6% of our total assets at December 31, 2019, including 35% of our total cash balance at December 31, 2019.
In addition, we may seek to expand to other areas outside the U.S. in the future. International operations are subject to a number of risks and uncertainties, including:

▪	difficulties and cost associated with complying with a wide variety of complex foreign laws, treaties, and regulations;

▪	uncertainties in or unexpected changes in regulatory environments or tax laws;

▪	legal uncertainties, timing delays, and expenses associated with tariffs, export licenses, and other trade barriers;

▪	difficulties enforcing agreements and collecting receivables through foreign legal systems;

▪	risks associated with failing to comply with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, export laws, and other similar laws applicable to our operations in international markets;

▪	exchange controls or other limitations on international currency movements, including restrictions on the repatriation of funds to the U.S. from certain countries;

▪	sanctions imposed by the U.S. government that prevent us from engaging in business in certain countries or with certain counter-parties;

▪	expropriation or nationalization of assets;

▪	inability to obtain or preserve certain intellectual property rights in the foreign countries in which we operate;

▪	our inexperience in certain international markets;

▪	fluctuations in foreign currency exchange rates;

▪	political and economic instability; and

▪	acts of terrorism.
In addition, several North African markets in which we operate, including Tunisia, Egypt, Libya, and Algeria have experienced social and political unrest in past years, which, when they occur, negatively impact our operating results and can include the temporary suspension of our operations.
Risks Related to Our Ability to Attract, Retain, and Develop Qualified Leaders, Key Employees, and Skilled Personnel
Our failure to attract, retain, and develop qualified leaders and key employees at our corporate, divisional, or regional headquarters could have a material adverse effect on our business. In addition, all of our businesses are highly dependent on our ability to attract and retain highly-skilled product specialists, technical sales personnel, and service personnel. In recent years, the labor market in the U.S. has continued to tighten, with national unemployment levels reaching the lowest level experienced in decades. Consequently, the market for qualified employees has become extremely competitive. If we cannot attract and retain qualified personnel, our ability to compete effectively and grow our business will be severely limited. Also, a significant increase in wages paid by competing employers could result in a reduction in our skilled labor force or an increase in our operating costs.

Risks Related to the Availability of Raw Materials
Our ability to provide products and services to our customers is dependent upon our ability to obtain raw materials necessary to operate our business.
Barite is a naturally occurring mineral that constitutes a significant portion of our drilling fluids systems. We currently secure the majority of our barite ore from foreign sources, primarily China and India. The availability and cost of barite ore is dependent on factors beyond our control, including transportation, political priorities, U.S. tariffs, and government-imposed export fees in the exporting countries, as well as the impact of weather and natural disasters. The future supply of barite ore from existing sources may be inadequate to meet the market demand, particularly during periods of increasing world-wide demand, which could ultimately restrict industry activity or our ability to meet our customers’ needs. Additionally, the recent outbreak of COVID-19 first identified in Wuhan, Hubei Province, China, could cause disruption to our supply of barite ore sourced from China and elsewhere. Our suppliers could be disrupted by worker absenteeism, quarantines, or other travel or health-related restrictions as a result of or concern over the outbreak. If our suppliers are so affected, our supply of barite ore could be disrupted, which could adversely affect our Fluids Systems business.
Our mats business is highly dependent on the availability of high-density polyethylene (“HDPE”), which is the primary raw material used in the manufacture of our composite mats. The cost of HDPE can vary significantly based on the energy costs of the producers of HDPE, demand for this material, and the capacity or operations of the plants used to make HDPE. Should the cost of HDPE increase, we may not be able to increase our customer pricing to cover our costs, which could result in a reduction in future profitability.
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
We fund our ongoing operational needs through a $200.0 million asset-based revolving credit agreement (as amended, the “ABL Facility”). The ABL Facility is a senior secured obligation, secured by first liens on substantially all of our U.S. tangible and intangible assets, and a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral. The ABL Facility contains customary operating covenants and certain restrictions including, among other things, the incurrence of additional debt, liens, dividends, asset sales, investments, mergers, acquisitions, affiliate transactions, stock repurchases and other restricted payments. The ABL Facility requires compliance with a fixed charge coverage ratio if availability under the ABL Facility falls below $22.5 million. Borrowing availability under the ABL Facility is calculated based on eligible accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet, net of reserves and limits on such assets included in the borrowing base calculation. The lender may establish reserves, in part based on appraisals of the asset base, and other limits at its discretion which could reduce the amounts otherwise available under the ABL Facility. Availability associated with eligible rental mats is also subject to maintaining a minimum consolidated fixed charge coverage ratio and a minimum level of operating income for the Mats and Integrated Services segment. As such, if we are unable to maintain such financial covenants, the amount of borrowing availability would be reduced.
If we are unable to make required payments under the ABL Facility or other indebtedness of more than $25.0 million, or if we fail to comply with the various covenants and other requirements of the ABL Facility, we would be in default thereunder, which would permit the holders of the indebtedness to accelerate the maturity thereof and proceed against their collateral. In the event any outstanding indebtedness in excess of $25.0 million is accelerated, this could also cause an event of default under our 2021 Convertible Notes (as defined below). The acceleration of any of our indebtedness and the election to exercise any remedies could have a material adverse effect on our business and financial condition.
In addition, our $100.0 million of unsecured convertible senior notes (“2021 Convertible Notes”) mature in December 2021. Our ABL Facility has a springing maturity date that will accelerate the maturity of the ABL Facility from March 2024 to September 1, 2021 if, prior to such date, the 2021 Convertible Notes have not been repurchased, redeemed, refinanced, exchanged or otherwise satisfied in full or we have not escrowed an amount of funds, that together with the amount that we establish as a reserve against our borrowing capacity, is sufficient for the future settlement of the 2021 Convertible Notes at their maturity. We cannot make any assurance that our cash flow from operations, combined with any additional borrowings available to us, will be sufficient to enable us to repay the 2021 Convertible Notes prior to September 1, 2021, or to fund other liquidity needs.

If we are unable to generate sufficient cash flows to repay the 2021 Convertible Notes and our other indebtedness when due or to fund our other liquidity needs, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional financing. Our ability to refinance the 2021 Convertible Notes or our other indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations and could have a material adverse effect on our business and financial condition.
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

Risks Related to Market Competition
We face competition in the Fluids Systems business from larger companies, including Halliburton, Schlumberger, and Baker Hughes, which compete vigorously on fluids performance and/or price. In addition, these companies have broad product and service offerings in addition to their drilling and completion fluids. At times, these larger companies attempt to compete by offering discounts to customers to use multiple products and services, some of which we do not offer. We also have smaller regional competitors competing with us mainly on price and local relationships.
Our competition in the Mats and Integrated Services business is fragmented, with many competitors providing various forms of worksite access products and services. More recently, several competitors have begun marketing composite products to compete with our DURA-BASE mat system. We have obtained patents related to the design and manufacturing of our DURA-BASE mats and several of the components, as well as other products and systems related to these mats. While we believe the design and manufacture of our products provide a differentiated value to our customers, many of our competitors seek to compete on pricing. In addition, some of the early patents we received related to our DURA-BASE mat system will expire in 2020 and competitors may begin offering mats that include features described in those patents. We have additional patents and pending patent applications on improvements to, features of, and uses of the DURA-BASE mat system, but there is no assurance that our competitors will not be able to offer products that are similar to these improvements, features, or uses of the DURA-BASE mat system.
Risks Related to Contracts that Can Be Terminated or Downsized by Our Customers Without Penalty
Many of our fixed-term contracts contain provisions permitting early termination by the customer at their convenience, generally without penalty, and with limited notice requirements. In addition, many of our contracts permit our customers to decrease the products or services without penalty, which could result in a decrease in our revenues and profitability. As a result, you should not place undue reliance on the strength of our customer contracts or the terms of those contracts.
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
Risks Related to Environmental Laws and Regulations
We are responsible for complying with numerous federal, state, local, and foreign laws, regulations and policies that govern environmental protection, zoning and other matters applicable to our current and past business activities, including the activities of our former subsidiaries. Failure to remain compliant with these laws, regulations and policies may result in, among other things, fines, penalties, costs of cleanup of contaminated sites and site closure obligations, or other expenditures. We could be exposed to strict, joint and several liability for cleanup costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. Further, any changes in the current legal and regulatory environment could impact industry activity and the demands for our products and services, the scope of products and services that we provide, or our cost structure required to provide our products and services, or the costs incurred by our customers.
Many of the markets for our products and services are dependent on the continued exploration for and production of fossil fuels (predominantly oil and natural gas). In recent years, the topic of climate change has received increased attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide attributed to the use of fossil fuels, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The Environmental Protection Agency (the “EPA”) and other domestic and foreign regulatory agencies have adopted regulations that potentially limit greenhouse gas emissions and impose reporting obligations on large greenhouse gas emission sources. In addition, the EPA has adopted rules that could require the reduction of certain air emissions during exploration and production of oil and natural gas. To the extent that laws and regulations enacted as part of climate change legislation increase the costs of drilling for or producing such fossil fuels, limit or restrict oil and natural gas exploration and production, or reduce the demand for fossil fuels, such legislation could have a material adverse effect on our operations and profitability. In addition, there have also been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds, promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations, and ability to access capital.

Hydraulic fracturing is a common practice used by E&P operators to stimulate production of hydrocarbons, particularly from shale oil and natural gas formations in the U.S. The process of hydraulic fracturing, which involves the injection of sand (or other forms of proppants) laden fluids into oil and natural gas bearing zones, has come under increased scrutiny from a variety of regulatory agencies, including the EPA and various state authorities. Several states have adopted regulations requiring operators to identify the chemicals used in fracturing operations, others have adopted moratoriums on the use of fracturing, and the State of New York has banned the practice altogether. In addition, concerns have been raised about whether injection of waste associated with hydraulic fracturing operations, or from the fracturing operations themselves, may cause or increase the impact of earthquakes. Studies are in process regarding the correlation between hydraulic fracturing and earthquakes. Although we do not provide hydraulic fracturing services, we offer stimulation chemicals used in the hydraulic fracturing process. Regulations which have the effect of limiting the use or significantly increasing the costs of hydraulic fracturing could have a material adverse effect on both the drilling and stimulation activity levels of our customers, and, therefore, the demand for our products and services.
Risks Related to Legal Compliance
As a global business, we are subject to complex laws and regulations in the U.S., the U.K. and other countries in which we operate. These laws and regulations relate to a number of aspects of our business, including anti-bribery and anti-corruption laws, sanctions against business dealings with certain countries and third parties, the payment of taxes, employment and labor relations, immigration, fair competition, data privacy protections, securities regulation, and other regulatory requirements affecting trade and investment. The application of these laws and regulations to our business is often unclear and may sometimes conflict. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that could result in reduced revenue and profitability. Non-compliance could also result in significant fines, damages, and other criminal sanctions against us, our officers or our employees, prohibitions or additional requirements on the conduct of our business and damage our reputation. Certain violations of law could also result in suspension or debarment from government contracts. We also incur additional legal compliance costs associated with global regulations. In some foreign countries, particularly those with developing economies, it may be customary for others to engage in business practices that are prohibited by laws such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, the Italian Criminal Code in Italy, Brazil’s Clean Companies Act, India’s Prevention of Corruption Act and The Companies Act, and Mexico’s Anti-Corruption Law. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors, agents, and business partners will not take action in violation with our internal policies. In the U.S., there have been increasing instances of opioid and other illicit drug usage as well as illegal immigration in certain of the regions in which we operate. While we have taken steps we believe appropriate to ensure that our employees comply with our internal drug and alcohol policy as well as all applicable immigration laws, we cannot assure you there will not be violations in the future. Any such violation of our internal policies or the law could have a material adverse effect on our reputation, business, financial condition, or results of operations.
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
Risks Related to Income Taxes
Our future effective tax rates could be adversely affected by changes in tax laws, both domestically and internationally, or the interpretation or application thereof.  From time to time, U.S. and foreign tax authorities, including state and local governments consider legislation that could increase our effective tax rate. We cannot determine whether, or in what form, legislation will ultimately be enacted or what the impact of any such legislation could have on our profitability. If such changes to tax laws are enacted, our profitability could be negatively impacted.
Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets and liabilities, changes in the mix of earnings in countries with differing statutory tax rates, or by changes in tax treaties, regulations, accounting principles or interpretations thereof in one or more countries in which we operate. In addition, we are subject to the potential examination of our income tax returns by the U.S. Internal Revenue Service and by other tax authorities in jurisdictions where we file tax returns. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that such examinations will not have a material adverse effect on our business, financial condition, or results of operations.
Risks Related to Potential Impairments of Goodwill and Long-lived Intangible Assets
As of December 31, 2019, our consolidated balance sheet includes $42.3 million of goodwill and $29.7 million of intangible assets, net. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently as the circumstances require, if any qualitative factors exist. In completing this annual evaluation during the fourth quarter of 2019, we determined that our Fluids Systems reporting unit had a fair value below its net carrying value, and an impairment of $11.4 million was recognized to fully impair the goodwill related to this reporting unit. We also determined that the Mats and Integrated Services reporting unit did not have a fair value below its net carrying value and therefore, no impairment was required. As of December 31, 2019, all of our goodwill relates to the Mats and Integrated Services segment. If the financial performance or future projections for our reporting units deteriorate from current levels, a future impairment of goodwill or indefinite-lived intangible assets may be required, which would negatively impact our financial results in the period of impairment.
Risks Related to Technological Developments and Intellectual Property in Our Industry
The market for our products and services is characterized by continual technological developments that generate substantial improvements in product performance or service delivery. If we are not successful in continuing to develop new products, enhancements, or improved service delivery that are accepted in the marketplace or that comply with industry standards, we could lose market share to competitors, which could have a material adverse effect on our results of operations and financial condition.
Our success can be affected by our development and implementation of new product designs and improvements, or software developments, and by our ability to protect and maintain critical intellectual property assets related to these developments. Although in many cases our products are not protected by any registered intellectual property rights, in other cases we rely on a combination of patents and trade secret laws to establish and protect this proprietary technology. While patent rights give the owner of a patent the right to exclude third parties from making, using, selling, and offering for sale the inventions claimed in the patents, they do not necessarily grant the owner of a patent the right to practice the invention claimed in a patent. It may also be possible for a third party to design around our patents. We do not have patents in every country in which we conduct business and our patent portfolio will not protect all aspects of our business. When patent rights expire, competitors are generally free to offer the technology and products that were covered by the patents. Additionally, the trade secret laws of some foreign countries may not protect our proprietary technology in the same manner as the laws of the United States.
We also protect our trade secrets by customarily entering into confidentiality and/or license agreements with our employees, customers and potential customers, and suppliers. Our rights in our confidential information, trade secrets, and confidential know-how will not prevent third parties from independently developing similar information. Publicly available information (such as information in expired patents, published patent applications, and scientific literature) can also be used by third parties to independently develop technology. We cannot provide assurance that this independently developed technology will not be equivalent or superior to our proprietary technology.
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
The tools, techniques, methodologies, programs, and components we use to provide our services may infringe upon the intellectual property rights of others. Infringement claims generally result in significant legal and other costs, and may distract management from running our business. Royalty payments under licenses from third parties, if applicable, could increase our costs. Additionally, developing non-infringing technologies could increase our costs. If a license were not available, we might not be able to continue providing a particular service or product, which could adversely affect our financial condition, results of operations and cash flows.
Risks Related to Severe Weather, Natural Disasters, and Seasonality
We have significant operations located in market areas around the world that are negatively impacted by severe adverse weather events or natural disasters such as hurricanes in the U.S. Gulf of Mexico, fires and typhoons in Australia, droughts across the U.S. and excessive rains outside of the U.S. A potential result of climate change is more frequent or more severe weather events or natural disasters. To the extent such weather events or natural disasters become more frequent or severe, disruptions to our business and costs to repair damaged facilities could increase. Additionally, there are market areas around the world in which our operations are subject to seasonality such as Canada where the Spring “break-up” (an industry term used to describe the time of year when the frost comes out of the ground causing the earth to become soft and muddy and strict weight restrictions are implemented by the government to prevent potholes forming on roads) results in a significant slowdown in the oil and natural gas industry and our drilling fluids business each year. Such adverse weather events and seasonality can disrupt our operations and result in damage to our properties, as well as negatively impact the activity and financial condition of our customers.
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
Risks Related to Fluctuations in the Market Value of Our Publicly Traded Securities
The market price of our publicly traded securities may fluctuate due to a number of factors, including the general economy, stock market conditions, general trends in the E&P industry, changes in government or environmental regulations, commodity prices, announcements made by us or our competitors, and variations in our operating results. Investors may not be able to predict the timing or extent of these fluctuations.
ITEM 1B. Unresolved Staff Comments
None.

ITEM 2. Properties
We lease office space to support our operating segments as well as our corporate offices.
Fluids Systems.  We own a facility containing approximately 103,000 square feet of office space on approximately 11 acres of land in Katy, Texas, which houses the divisional headquarters and technology center for this segment. We own a distribution warehouse and fluids blending facility containing approximately 65,000 square feet of office and industrial space on approximately 21 acres of land in Conroe, Texas. We lease approximately 11 acres of industrial space in Fourchon, Louisiana which houses drilling and completion fluids blending, storage, and transfer stations to serve the deepwater Gulf of Mexico market. We also operate four specialty product grinding facilities on owned or leased land in the U.S. Additionally, we own or lease various facilities and warehouses throughout the world to support our operations. Some of these warehouses include blending facilities.
Mats and Integrated Services.  We own a facility containing approximately 93,000 square feet of office and industrial space on approximately 34 acres of land in Carencro, Louisiana, which houses our manufacturing facilities and technology center for this segment. We also own or lease various facilities and warehouses throughout the U.S., as well as facilities in the United Kingdom, to support our field operations.
ITEM 3. Legal Proceedings
In the ordinary course of conducting our business, we become involved in litigation and other claims from private party actions, as well as judicial and administrative proceedings involving governmental authorities at the federal, state, and local levels. While the outcome of litigation or other proceedings against us cannot be predicted with certainty, management does not expect that any loss resulting from such litigation or other proceedings, in excess of any amounts accrued or covered by insurance, will have a material adverse impact on our consolidated financial statements.
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
As of February 1, 2020, we had 1,230 stockholders of record as determined by our transfer agent.
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
Stock Performance Graph
The following graph reflects a comparison of the cumulative total stockholder return of our common stock from January 1, 2015 through December 31, 2019, with the New York Stock Exchange Market Value Index, a broad equity market index, and the Morningstar Oil & Gas Equipment & Services Index, an industry group index. The graph assumes the investment of $100 on January 1, 2015 in our common stock and each index and the reinvestment of all dividends, if any. This information shall be deemed furnished but not filed in this Form 10-K, and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference.

Issuer Purchases of Equity Securities
The following table details our repurchases of shares of our common stock for the three months ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs ($ in Millions)
October 2019	974	$7.44	—	$81.0
November 2019	5,471	$6.76	—	$81.0
December 2019	2,531	$5.86	—	$81.0
Total	8,976	$6.58	—

During the three months ended December 31, 2019, we purchased an aggregate of 8,976 shares surrendered in lieu of taxes under vesting of restricted stock awards. During 2019, we purchased an aggregate of 381,041 shares surrendered in lieu of taxes under vesting of restricted stock awards. All of the shares purchased are held as treasury stock.
In November 2018, our Board of Directors authorized changes to our securities repurchase program. These changes increased the authorized amount under the repurchase program to $100.0 million, available for repurchases of any combination of our common stock and our 2021 Convertible Notes.
Our repurchase program authorizes us to purchase our outstanding shares of common stock or 2021 Convertible Notes in the open market or as otherwise determined by management, subject to certain limitations under the ABL Facility and other factors. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows, available cash on hand, and borrowings under our ABL Facility. As part of the repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. There were no share repurchases under the program during the three months ended December 31, 2019. During 2019, we repurchased an aggregate of 2,537,833 shares of our common stock under our Board authorized repurchase program for a total cost of $19.0 million. All of the shares repurchased are held as treasury stock. As of December 31, 2019, we had $81.0 million remaining under the program.

ITEM 6. Selected Financial Data
The selected financial data presented below for the five years ended December 31, 2019 is derived from our consolidated financial statements. The following data should be read in conjunction with the consolidated financial statements and notes thereto in Item 8. “Financial Statements and Supplementary Data” and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	As of and for the Year Ended December 31,
(In thousands, except share data)	2019	2018	2017	2016	2015
Consolidated Statements of Operations Data:
Revenues	$820,119	$946,548	$747,763	$471,496	$676,865
Operating income (loss)	10,395	63,558	31,436	(57,213)	(99,099)
Interest expense, net	14,369	14,864	13,273	9,866	9,111
Income (loss) from continuing operations	(12,946)	32,281	11,219	(40,712)	(90,828)
Loss from disposal of discontinued operations, net of tax	—	—	(17,367)	—	—
Net income (loss)	(12,946)	32,281	(6,148)	(40,712)	(90,828)

Income (loss) per share from continuing operations - basic	$(0.14)	$0.36	$0.13	$(0.49)	$(1.10)
Net income (loss) per share - basic	$(0.14)	$0.36	$(0.07)	$(0.49)	$(1.10)

Income (loss) per share from continuing operations - diluted	$(0.14)	$0.35	$0.13	$(0.49)	$(1.10)
Net income (loss) per share - diluted	$(0.14)	$0.35	$(0.07)	$(0.49)	$(1.10)

Consolidated Balance Sheets Data:
Working capital	$349,947	$381,386	$346,623	$283,139	$380,950
Total assets	900,079	915,854	902,716	798,183	848,893
Foreign bank lines of credit	4,849	1,137	1,000	—	7,371
Other current debt	1,486	1,385	518	83,368	11
Long-term debt, less current portion	153,538	159,225	158,957	72,900	171,211
Stockholders’ equity	548,645	569,681	547,480	500,543	520,259

Consolidated Cash Flows Data:
Net cash provided by operating activities	$72,286	$63,403	$38,381	$11,095	$121,517
Net cash used in investing activities	(49,764)	(55,752)	(68,374)	(38,320)	(66,881)
Net cash used in financing activities	(29,526)	(4,513)	(2,290)	(650)	(6,730)
Operating income for 2019 includes an $11.4 million non-cash impairment of goodwill and a total of $11.8 million of charges associated with facility closures and related exit costs, inventory write-downs, and severance costs, as well as the modification of the Company’s retirement policy. Operating loss for 2016 and 2015 includes charges totaling $14.8 million and $80.5 million, respectively, resulting from the reduction in value of certain assets, the wind-down of our operations in Uruguay, and the resolution of certain wage and hour litigation claims. Such charges for 2016 include $6.9 million of non-cash impairments in the Asia Pacific region, $4.1 million of charges for the reduction in carrying values of certain inventory, and $4.5 million of charges in the Latin America region associated with the wind-down of our operations in Uruguay, partially offset by a $0.7 million gain associated with the change in final settlement amount of certain wage and hour litigation claims. Such charges for 2015 include a $70.7 million non-cash impairment of goodwill, $2.6 million non-cash impairment of assets, $2.2 million charge to reduce the carrying value of inventory, and $5.0 million charge for the resolution of certain wage and hour litigation claims and related costs.

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
Our operating results, particularly for the Fluids Systems segment, depend on oil and natural gas drilling activity levels in the markets we serve and the nature of the drilling operations (including the depth and whether the wells are drilled vertically or horizontally), which governs the revenue potential of each well. Drilling activity levels, in turn, depend on a variety of factors, including oil and natural gas commodity pricing, inventory levels, product demand, and regulatory restrictions. Oil and natural gas prices and activity are cyclical and volatile, and this market volatility has a significant impact on our operating results.
While our revenue potential is driven by a number of factors including those described above, rig count data remains the most widely accepted indicator of drilling activity. Average North American rig count data for the last three years is as follows:

	Year Ended December 31,			2019 vs 2018		2018 vs 2017
	2019	2018	2017	Count	%	Count	%
U.S. Rig Count	943	1,032	877	(89)	(9%)	155	18%
Canada Rig Count	134	191	206	(57)	(30%)	(15)	(7%)
North America Rig Count	1,077	1,223	1,083	(146)	(12%)	140	13%
_______________________________________________________
Source: Baker Hughes Company
During 2019, U.S. rig counts steadily declined, exiting the year at 805 active rigs, a decline of 278 rigs (26%) from the end of 2018. As of February 14, 2020, the U.S. and Canadian rig counts were 790 and 255, respectively. The Canadian rig count reflects the normal seasonality for this market, with the highest rig count levels generally observed in the first quarter of each year, prior to Spring break-up. Outside of North America, drilling activity is generally more stable as drilling activity in many countries is based on longer-term economic projections and multi-year drilling programs, which tends to reduce the impact of short-term changes in commodity prices on overall drilling activity.
Segment Overview
Our Fluids Systems segment, which generated 76% of consolidated revenues for 2019, provides customized drilling, completion, and stimulation fluids solutions to E&P customers primarily in North America and Europe, the Middle East and Africa (“EMEA”), as well as certain countries in Asia Pacific and Latin America. International expansion, including the penetration of international oil companies (“IOCs”) and national oil companies (“NOCs”), is a key element of our Fluids Systems strategy, which has historically helped to stabilize segment revenues, particularly as North American oil and natural gas exploration activities have fluctuated significantly. Revenues from IOC and NOC customers represented approximately one-third of Fluids Systems segment revenues for 2019.

Significant international contract awards with recent developments include:

•
In Kuwait, we provide drilling and completion fluids and related services for land operations under a multi-year contract with Kuwait Oil Company (“KOC”), which began in 2014. Following a tender process with KOC, we received two new contract awards to provide drilling and completion fluids, along with related services, covering a five-year term which began in the first quarter of 2019. The initial revenue value of the combined awards is approximately $165 million and expands our presence to include a second base of operations in Northern Kuwait. Based on the customer plans currently in place, we expect the revenue levels of the new awards to ultimately surpass the levels achieved on the previous contract; however, 2019 revenues from KOC were relatively consistent with 2018 levels, impacted in part by fluctuations during the contract transition.

•
In Algeria, we provide drilling and completion fluids and related services to Sonatrach under a multi-year contract. Work under Lot 1 and Lot 3 of a three-year contract awarded in 2015 (“2015 Contract”) was completed in the fourth quarter of 2018. During 2018, Sonatrach initiated a new tender (“2018 Tender”), for a three-year term succeeding the 2015 Contract. For the 2018 Tender, Sonatrach adopted a change in its procurement process, limiting the number of Lots that could be awarded to major service providers, which consequently reduced the potential revenue of the 2018 Tender as compared to the 2015 Contract. The contract awarded under the 2018 Tender is expected to generate revenue of approximately $125 million over the three-year term. Following the transition to the new contract in late 2018, 2019 revenues from Sonatrach reflect a $26 million decline from 2018.

•
In Australia, we provided drilling and completion fluids and related services under a contract with Baker Hughes Company, as part of its integrated service offering in support of the Greater Enfield project in offshore Western Australia. Work under this contract began in the first quarter of 2018 and was substantially completed in the third quarter of 2019.

•
In Brazil, we provided drilling fluids and related services under a multi-year contract with Petrobras which concluded in December 2018. For 2018, our Brazilian subsidiary generated revenues of $23 million and an operating loss of $1.4 million, substantially all of which related to the Petrobras contract. As a result of the conclusion of the Petrobras contract, we recognized charges of $1.2 million in Brazil during 2018 primarily related to severance costs associated with workforce reductions. In 2019, we maintained a reduced infrastructure in the Brazilian market to support our efforts to pursue contract opportunities in the offshore IOC market. During the fourth quarter of 2019, we made the decision to wind down our Brazil operations. For 2019, our Brazilian subsidiary generated revenues of $1 million and an operating loss of $4.1 million, including a charge of $0.7 million primarily related to severance costs and asset write-downs.

Our Fluids Systems business was also successful in securing other international tender awards in 2019, which are expected to begin in the first half of 2020. These include a new three-year contract for combined drilling and completion fluids with ENI to support its offshore drilling campaign in Cyprus and a two-year contract with PTT Exploration and Production in Algeria. Both of these contracts are expected to begin in the first half of 2020, and combined generate additional revenues of $15 million to $20 million per year.
In addition to our international expansion efforts, we are also selectively expanding our presence in North America, capitalizing on our capabilities, infrastructure, and strong market position in the North American land drilling fluids markets, both through the geographic entry in the deepwater Gulf of Mexico as well as through product line extensions into adjacent product offerings, including completion fluids and stimulation chemicals. To support this effort, we have incurred start-up costs, including costs associated with additional personnel and facility-related expenses, and have made additional capital investments. Revenues for drilling and completion fluids from the deepwater Gulf of Mexico increased to $37 million for 2019 compared to $8 million for 2018.
As part of the completion fluids product line extension, in October 2019, we acquired Cleansorb Limited (“Cleansorb”), a U.K. based provider of specialty chemicals for the oil and natural gas industry, which further expands our fluids technology portfolio and capabilities, for cash consideration of approximately $19 million. See Note 2 for additional information.
We continue to evaluate under-performing areas within our Fluids Systems business as well as opportunities to further enable a more efficient and scalable cost structure, particularly in the U.S. land market. During 2019, we took certain actions to reduce our workforce and cost structure as activity levels declined, primarily in the U.S. land market and Brazil. Fluids Systems operating loss for 2019 includes a total of $6.8 million of charges associated with facility closures and related exit costs, inventory write-downs, and severance costs. In addition, due to the decline in drilling activities and the projection of continued softness in the U.S. land market, we recognized a non-cash charge of $11.4 million in the fourth quarter of 2019 for the impairment of goodwill in the Fluids Systems business.
Our Mats and Integrated Services segment, which generated 24% of consolidated revenues for 2019, provides composite mat rentals utilized for temporary worksite access, along with related site construction and services to customers in various markets including E&P, electrical transmission & distribution, pipeline, solar, petrochemical, and construction industries across North America and Europe. We also sell composite mats to customers around the world. The expansion of our rental and service activities in non-E&P markets remains a strategic priority for us due to the magnitude of this market growth opportunity, as well as the market’s relative stability compared to E&P. The Mats and Integrated Services segment rental and service revenues from non-E&P markets increased to approximately $65 million for 2019 compared to approximately $61 million for 2018. Product sales revenues largely reflect sales to non-E&P and international E&P markets, and typically fluctuate based on the timing of customer orders. Including product sales, total revenues to non-E&P markets represented approximately 55% of total segment revenues for 2019 compared to approximately half of total segment revenues for 2018.
In November 2017, we acquired certain assets and assumed certain liabilities of Well Service Group, Inc. and Utility Access Solutions, Inc. (together, “WSG”) for approximately $77 million. Since 2012, WSG had been a strategic logistics and installation service provider for our Mats and Integrated Service segment, offering a variety of complementary services to our composite matting systems, including access road construction, site planning and preparation, environmental protection, fluids and spill containment, erosion control, and site restoration services. The completion of the WSG acquisition expanded our service offering as well as our geographic footprint across the Northeast, Midwest, Rockies, and West Texas regions of the U.S. The WSG acquisition was the primary driver of the growth in service revenues for the Mats and Integrated Services segment for 2018 compared to 2017.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Consolidated Results of Operations
Summarized results of operations for 2019 compared to 2018 are as follows:

	Year Ended December 31,		2019 vs 2018
(In thousands)	2019	2018	$	%
Revenues	$820,119	$946,548	$(126,429)	(13%)
Cost of revenues	684,738	766,975	(82,237)	(11%)
Selling, general and administrative expenses	113,394	115,127	(1,733)	(2%)
Other operating loss, net	170	888	(718)	NM
Goodwill impairment	11,422	—	11,422	NM
Operating income	10,395	63,558	(53,163)	(84%)

Foreign currency exchange (gain) loss	(816)	1,416	(2,232)	NM
Interest expense, net	14,369	14,864	(495)	(3%)
Income (loss) from continuing operations before income taxes	(3,158)	47,278	(50,436)	(107%)

Provision for income taxes	9,788	14,997	(5,209)	(35%)
Income (loss) from continuing operations	$(12,946)	$32,281	$(45,227)	(140%)
Revenues
Revenues decreased 13% to $820.1 million for 2019, compared to $946.5 million for 2018. This $126.4 million decrease includes a $77.9 million (11%) decrease in revenues in North America, comprised of a $49.6 million decrease in the Fluids Systems segment and a $28.3 million decrease in the Mats and Integrated Services segment. Revenues from our international operations decreased by $48.5 million (19%), primarily driven by transitions in key contracts in Algeria and Brazil, as described above. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues decreased 11% to $684.7 million for 2019, compared to $767.0 million for 2018. This $82.2 million decrease was primarily driven by the 13% decrease in revenues described above, as well as $6.8 million of charges in the Fluids Systems segment in 2019 associated with facility closures and related exit costs, inventory write-downs, and severance costs.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $1.7 million to $113.4 million for 2019, compared to $115.1 million for 2018. This decrease was primarily driven by lower performance-based incentive compensation, partially offset by $4.0 million in charges associated with the February 2019 retirement policy modification (as discussed in Note 12), a $3.2 million increase in professional fees primarily related to our long-term strategic planning project and the Cleansorb acquisition, as well as higher personnel costs. Selling, general and administrative expenses for 2018 included a corporate office charge of $1.8 million associated with the retirement and transition of our former Senior Vice President, General Counsel and Chief Administrative Officer. Selling, general and administrative expenses as a percentage of revenues was 13.8% for 2019 compared to 12.2% for 2018.
Other operating loss, net
Other operating loss for 2018 primarily relates to the July 2018 fire at our Kenedy, Texas drilling fluids facility (see Note 16 for additional information).
Goodwill impairment
Goodwill impairment for 2019 relates to the non-cash impairment charge to write-off the goodwill related to the Fluids Systems business (see Note 5 for additional information).
Foreign currency exchange

Foreign currency exchange was a $0.8 million gain for 2019 compared to a $1.4 million loss for 2018, and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.
Interest expense, net
Interest expense was $14.4 million for 2019 compared to $14.9 million for 2018. Interest expense for 2019 and 2018 includes $6.2 million and $5.5 million, respectively, in noncash amortization of original issue discount and debt issuance costs.
Provision for income taxes
The provision for income taxes was $9.8 million for 2019 despite reporting a small pretax loss for the year. This result reflects the impact of the $11.4 million non-deductible goodwill impairment as well as the impact of the geographic composition of our pretax loss, where tax expense related to earnings from our international operations is only partially offset by the tax benefit from losses in the U.S. In addition, the provision for income taxes for 2019 includes a $1.4 million charge primarily related to the expiration of certain U.S. state net operating loss carryforwards. The provision for income taxes was $15.0 million for 2018. The provision for income taxes for 2018 includes a $1.6 million net benefit related to U.S. tax reform and was also favorably impacted by excess tax benefits related to the vesting of certain stock-based compensation awards and a reduction in the valuation allowance related to our U.K. subsidiary.
Although the U.S. corporate statutory tax rate was reduced from 35% to 21% effective January 1, 2018, our provision for income taxes beginning in 2018 also includes the new tax on certain foreign-sourced earnings as well as any additional foreign withholding taxes related to future repatriation of current year earnings from our non-U.S. subsidiaries. Due to the relative contribution of our domestic and foreign earnings, these taxes on certain foreign-sourced earnings effectively serve to increase our effective tax rate. Our effective tax rate in future periods will depend in large part on the relative contribution of our domestic and foreign earnings.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Year Ended December 31,		2019 vs 2018
(In thousands)	2019	2018	$	%
Revenues
Fluids systems	$620,317	$715,813	$(95,496)	(13%)
Mats and integrated services	199,802	230,735	(30,933)	(13%)
Total revenues	$820,119	$946,548	$(126,429)	(13%)

Operating income (loss)
Fluids systems	$3,814	$40,337	$(36,523)
Mats and integrated services	47,466	60,604	(13,138)
Corporate office	(40,885)	(37,383)	(3,502)
Total operating income	$10,395	$63,558	$(53,163)

Segment operating margin
Fluids systems	0.6%	5.6%
Mats and integrated services	23.8%	26.3%
Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	Year Ended December 31,		2019 vs 2018
(In thousands)	2019	2018	$	%
United States	$395,618	$410,410	$(14,792)	(4%)
Canada	31,635	66,416	(34,781)	(52%)
Total North America	427,253	476,826	(49,573)	(10%)

EMEA	172,263	192,537	(20,274)	(11%)
Asia Pacific	15,273	17,733	(2,460)	(14%)
Latin America	5,528	28,717	(23,189)	(81%)
Total International	193,064	238,987	(45,923)	(19%)

Total Fluids Systems revenues	$620,317	$715,813	$(95,496)	(13%)
North America revenues decreased 10% to $427.3 million for 2019, compared to $476.8 million for 2018. This decrease was primarily attributable to lower customer drilling activity in Canada, as reflected by the 30% decline in average rig count. Despite the 9% decline in the United States average rig count, revenues in the U.S. only declined 4% benefiting from market share gains in the offshore Gulf of Mexico market as discussed above. For U.S. land markets, the revenue decrease was relatively in line with the average rig count, with a reduction from lower market share offset by an increase in footage drilled per rig due to improvements in customer drilling efficiency.
Internationally, revenues decreased 19% to $193.1 million for 2019, compared to $239.0 million for 2018. This decrease was primarily attributable to declines related to the contract transitions described above in Algeria, Brazil, and offshore Australia as well as lower customer activity in Romania and Albania, partially offset by growth across several EMEA countries, primarily reflecting market share gains with IOC and NOC customers.

Operating income
The Fluids Systems segment generated operating income of $3.8 million for 2019 compared to $40.3 million for 2018. Fluids Systems operating income for 2019 includes an $11.4 million non-cash impairment of goodwill and a total of $7.3 million of charges associated with facility closures and related exit costs, inventory write-downs, and severance costs, as well as the modification of the Company’s retirement policy. Operating income for 2018 included a total of $5.0 million of charges associated with severance costs, the Kenedy, Texas facility fire, and expenses related to the upgrade and conversion of a drilling fluids facility into a completion fluids facility. Excluding these charges, the decrease in operating income includes a $10.8 million decline from North American operations and a $11.8 million decline from international operations. This decline in operating income is primarily attributable to the decreases in revenues described above.
While we have taken certain actions to reduce our workforce and cost structure as activity levels have declined, our business contains high levels of fixed costs, including significant facility and personnel expenses. We continue to evaluate under-performing areas as well as opportunities to further enable a more efficient and scalable cost structure. In the absence of a longer-term increase in activity levels or market share, we may incur future charges related to further cost reduction efforts or potential asset impairments, which may negatively impact our future results.
As discussed above, we made the decision during the fourth quarter of 2019 to wind down our Brazil operations. We may incur additional operating losses and asset write-downs as we wind down these operations. In addition, at December 31, 2019, we had $10.3 million of accumulated translation losses related to our subsidiary in Brazil, that are reflected in accumulated other comprehensive loss in stockholders’ equity. Accounting guidance requires that we reclassify these accumulated translation losses and recognize a charge to income at such time when we have substantially liquidated the assets of our subsidiary in Brazil.
Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	Year Ended December 31,		2019 vs 2018
(In thousands)	2019	2018	$	%
Rental and service revenues	$143,337	$174,840	$(31,503)	(18%)
Product sales revenues	56,465	55,895	570	1%
Total Mats and Integrated Services revenues	$199,802	$230,735	$(30,933)	(13%)
Rental and service revenues decreased 18% to $143.3 million for 2019, compared to $174.8 million for 2018, which includes a decrease in revenues from E&P customers of approximately $35.0 million, resulting from lower U.S. drilling and pressure pumping activity and weakness in natural gas prices. This decline was partially offset by an increase of approximately $3.5 million in non-E&P rental and service revenues. Revenues from product sales increased 1% and typically fluctuate based on the timing of mat orders from customers.
Operating income
The Mats and Integrated Services segment generated operating income of $47.5 million for 2019 compared to $60.6 million for 2018, primarily attributable to the change in revenues as described above. The benefit from the higher contribution of product sales revenue in 2019 was offset by lower average rental pricing primarily from the increase in non-E&P rental activity as well as costs associated with additional personnel to support our strategic growth initiatives.

Corporate Office
Corporate office expenses increased $3.5 million to $40.9 million for 2019 compared to $37.4 million for 2018. This increase was primarily driven by $3.4 million in charges associated with the February 2019 retirement policy modification, as discussed in Note 12. The remaining change primarily reflects a $3.2 million increase in professional fees primarily related to our long-term strategic planning project and the Cleansorb acquisition, as well as higher severance and personnel costs, partially offset by lower performance-based incentive compensation. In addition, 2018 included a $1.8 million charge associated with the retirement and transition of our former Senior Vice President, General Counsel and Chief Administrative Officer.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Consolidated Results of Operations
Summarized results of operations for 2018 compared to 2017 are as follows:

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
Revenues
Revenues increased 27% to $946.5 million for 2018, compared to $747.8 million for 2017. This $198.8 million increase includes a $177.6 million (34%) increase in revenues in North America, comprised of an $81.4 million increase in the Fluids Systems segment and a $96.2 million increase in the Mats and Integrated Services segment. Revenues from our international operations increased by $21.2 million (9%), primarily driven by increases in our Asia Pacific and EMEA regions, partially offset by a decrease in our Latin America region. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues increased 26% to $767.0 million for 2018, compared to $607.9 million for 2017. This $159.1 million increase in cost of revenues was primarily driven by the 27% increase in revenues as well as costs associated with our North American market expansion efforts.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $6.3 million to $115.1 million for 2018, compared to $108.8 million for 2017. The increase in expenses was primarily driven by the growth in the Mats and Integrated Services segment, including costs attributable to the WSG acquisition. Selling, general and administrative expenses also includes a corporate office charge of $1.8 million associated with the retirement and transition of our former Senior Vice President, General Counsel and Chief Administrative Officer, primarily reflecting the impact of modifications to certain outstanding stock-based and other incentive awards. In addition, lower spending related to legal matters, strategic planning efforts, and performance-based incentive compensation were partially offset by higher severance costs and other increases in personnel costs. Selling, general and administrative expenses as a percentage of revenues decreased to 12.2% for 2018 from 14.6% for 2017.
Other operating (income) loss, net
Other operating loss for 2018 primarily relates to the July 2018 fire at our Kenedy, Texas drilling fluids facility (see Note 16 for additional information).
Foreign currency exchange
Foreign currency exchange was a $1.4 million loss for 2018 compared to a $2.1 million loss for 2017, and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.

Interest expense, net
Interest expense was $14.9 million for 2018 compared to $13.3 million for 2017. Interest expense for 2018 and 2017 includes $5.5 million and $5.3 million, respectively, in noncash amortization of original issue discount and debt issuance costs. The increase in interest expense was primarily related to higher average outstanding debt in 2018 compared to 2017, along with an increase in average borrowing rates on our ABL Facility.
Provision for income taxes
The provision for income taxes was $15.0 million for 2018, reflecting an effective tax rate of 32%, compared to $4.9 million for 2017, reflecting an effective tax rate of 30%. The provision for income taxes for 2018 includes a $1.6 million net benefit related to U.S. tax reform and was also favorably impacted by excess tax benefits related to the vesting of certain stock-based compensation awards and a reduction in the valuation allowance related to our U.K. subsidiary. The provision for income taxes in 2017 includes a $3.4 million benefit resulting from the provisional accounting related to U.S. tax reform. The 2017 effective tax rate was negatively impacted primarily by non-deductible expenses relative to the amount of pre-tax income.
Loss from disposal of discontinued operations
Loss from disposal of discontinued operations includes a $17.4 million charge, net of tax, in 2017 for the settlement of a litigation matter related to the March 2014 sale of our Environmental Services business. See Note 15 and Note 16 for additional information.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Year Ended December 31,		2018 vs 2017
(In thousands)	2018	2017	$	%
Revenues
Fluids systems	$715,813	$615,803	$100,010	16%
Mats and integrated services	230,735	131,960	98,775	75%
Total revenues	$946,548	$747,763	$198,785	27%

Operating income (loss)
Fluids systems	$40,337	$27,580	$12,757
Mats and integrated services	60,604	40,491	20,113
Corporate office	(37,383)	(36,635)	(748)
Total operating income	$63,558	$31,436	$32,122

Segment operating margin
Fluids systems	5.6%	4.5%
Mats and integrated services	26.3%	30.7%
Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	Year Ended December 31,		2018 vs 2017
(In thousands)	2018	2017	$	%
United States	$410,410	$341,075	$69,335	20%
Canada	66,416	54,322	12,094	22%
Total North America	476,826	395,397	81,429	21%

EMEA	192,537	179,360	13,177	7%
Asia Pacific	17,733	4,081	13,652	335%
Latin America	28,717	36,965	(8,248)	(22%)
Total International	238,987	220,406	18,581	8%

Total Fluids Systems revenues	$715,813	$615,803	$100,010	16%
North America revenues increased 21% to $476.8 million for 2018, compared to $395.4 million for 2017. This increase was primarily attributable to the 13% increase in North American average rig count along with market share gains in both the North American land markets and the offshore Gulf of Mexico market.
Internationally, revenues increased 8% to $239.0 million for 2018, compared to $220.4 million for 2017. This increase was primarily attributable to a $15.0 million improvement in Romania, as higher oil prices resulted in an increase in drilling activity, along with a $13.4 million increase in Australia related to the Baker Hughes Greater Enfield project, as well as increased activity in Albania and Germany, partially offset by declines from Brazil, Algeria, and Italy.
Operating income
The Fluids Systems segment generated operating income of $40.3 million for 2018 compared to $27.6 million for 2017. The increase in operating income includes an $8.7 million improvement from North American operations, reflecting the incremental income generated from the $81.4 million increase in revenues discussed above, partially offset by an increase in operating expenses. Operating expenses for 2018 include $3.0 million of charges primarily related to severance costs associated with cost optimization efforts, $0.8 million of charges associated with the Kenedy, Texas facility fire, as well as increased start-up costs associated with our product line expansion into stimulation chemicals and completion fluids, including $1.1 million of non-capitalizable expenses related to the upgrade and conversion of a drilling fluids facility into a completion fluids facility. Operating income from international operations increased by $4.0 million, primarily related to the increase in revenues described above, partially offset by a $1.2 million charge in Brazil primarily related to severance costs associated with workforce reductions, as discussed above.
Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	Year Ended December 31,		2018 vs 2017
(In thousands)	2018	2017	$	%
Rental and service revenues	$174,840	$96,067	$78,773	82%
Product sales revenues	55,895	35,893	20,002	56%
Total Mats and Integrated Services revenues	$230,735	$131,960	$98,775	75%
Rental and service revenues increased $78.8 million to $174.8 million for 2018 compared to $96.1 million for 2017, primarily due to the WSG acquisition completed in November 2017, as well as increased customer activity in pressure pumping applications and the impact of our continuing efforts to expand into non-E&P rental markets. Product sales revenues were $55.9 million for 2018 compared to $35.9 million for 2017. Revenues from product sales typically fluctuate based on the timing of mat orders from customers; however, the improvement in 2018 was primarily attributable to our continued efforts to expand our sales into non-E&P markets.
Operating income
The Mats and Integrated Services segment generated operating income of $60.6 million for 2018 compared to $40.5 million for 2017, primarily attributable to the increases in revenues as described above. Revenues associated with the WSG acquisition primarily consist of site services, as opposed to product sales and rentals, which has shifted the revenue mix toward service revenues in 2018, as compared to 2017. While the incremental service revenues provided a positive impact to segment operating income, this shift in revenue mix, along with depreciation and amortization expense related to the purchase accounting allocation, reduced the overall segment operating margin in 2018 as compared to 2017. See Note 2 for further discussion of the acquisition.
Corporate Office
Corporate office expenses increased $0.7 million to $37.4 million for 2018 compared to $36.6 million for 2017. This increase was primarily driven by a $1.8 million charge in 2018 associated with the retirement and transition of our former Senior Vice President, General Counsel and Chief Administrative Officer, primarily reflecting the impact of modifications to certain outstanding stock-based and other incentive awards. In addition, lower spending related to legal matters, strategic planning efforts, and performance-based incentive compensation were partially offset by an increase in personnel costs.

Liquidity and Capital Resources
Net cash provided by operating activities was $72.3 million for 2019 compared to $63.4 million for 2018. The $8.9 million increase in net cash provided by operating activities was primarily attributable to the decrease in working capital resulting from the 2019 decline in revenues, partially offset by the impact from the lower cash generated from operating results. During 2019, net income adjusted for non-cash items provided cash of $50.2 million, while changes in working capital provided cash of $22.1 million. During 2018, net income adjusted for non-cash items provided cash of $94.7 million, while changes in working capital used cash of $31.3 million.
Net cash used in investing activities was $49.8 million for 2019, including capital expenditures of $44.8 million and $18.7 million associated with the acquisition of Cleansorb, partially offset by $13.7 million in proceeds from sale of assets. Capital expenditures during 2019 included $23.5 million for the Mats and Integrated Services segment, including $15.5 million of investments in the mat rental fleet, and $18.4 million for the Fluids Systems segment. These capital expenditures were partially offset by the proceeds from elevated sales of mats from the rental fleet. Net cash used in investing activities was $55.8 million for 2018, including a $14 million payment to refund a portion of the net sales price of the Environmental Services business (see Note 16 for further discussion).
Net cash used in financing activities was $29.5 million for 2019, which includes $19.0 million in share purchases under our repurchase program and a net payment of $11.3 million on our ABL Facility.
We anticipate that future working capital requirements for our operations will fluctuate directionally with revenues. In addition, we expect total 2020 capital expenditures to be below 2019 levels, depending in part on the investment requirements to support further growth in the mats rental business, as well as investment requirements for IOC and NOC contracts in the Fluids Systems business, including the timing of investment to support the latest KOC contract described above, where we expect to invest approximately $8 million to construct a second base of operations. Availability under our ABL Facility also provides additional liquidity as discussed further below. Total availability under the ABL Facility will fluctuate directionally based on the level of eligible accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet. We expect our available cash on-hand, cash generated by operations, and remaining availability under our ABL Facility to be adequate to fund current operations during the next 12 months. In addition, we may continue to purchase our common stock or 2021 Convertible Notes under our existing repurchase program from time to time.
Our capitalization is as follows:

(In thousands)	December 31, 2019	December 31, 2018
2021 Convertible Notes	$100,000	$100,000
ABL Facility	65,000	76,300
Other debt	7,164	3,199
Unamortized discount and debt issuance costs	(12,291)	(17,752)
Total debt	$159,873	$161,747

Stockholder’s equity	548,645	569,681
Total capitalization	$708,518	$731,428

Total debt to capitalization	22.6%	22.1%
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
On or after June 1, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing conditions have been satisfied. As of February 18, 2020, the notes were not convertible.
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
Asset-Based Loan Facility. In May 2016, we entered into an asset-based revolving credit agreement which replaced our previous credit agreement. In October 2017, we entered into an Amended and Restated Credit Agreement and in March 2019, we entered into a First Amendment to Amended and Restated Credit Agreement (as amended, the “ABL Facility”). The March 2019 amendment increased the amount available for borrowings, reduced applicable borrowing rates, and extended the term. The ABL Facility provides financing of up to $200.0 million available for borrowings (inclusive of letters of credit) and can be increased up to a maximum capacity of $275.0 million, subject to certain conditions. As of December 31, 2019, our total availability under the ABL Facility was $156.8 million, of which $65.0 million was drawn, resulting in remaining availability of $91.8 million.
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
Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. and (c) LIBOR, subject to a floor of zero, plus 100 basis points, plus, in each case, an applicable margin per annum. The applicable margin ranges from 150 to 200 basis points for LIBOR borrowings, and 50 to 100 basis points for base rate borrowings, based on the consolidated fixed charge coverage ratio as defined in the ABL Facility. As of December 31, 2019, the applicable margin for borrowings under our ABL Facility was 150 basis points with respect to LIBOR borrowings and 50 basis points with respect to base rate borrowings. The weighted average interest rate for the ABL Facility was 3.2% at December 31, 2019. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 25 to 37.5 basis points, based on the level of outstanding borrowings, as defined in the ABL Facility. As of December 31, 2019, the applicable commitment fee was 37.5 basis points.
The ABL Facility is a senior secured obligation, secured by first liens on substantially all of our U.S. tangible and intangible assets, and a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral. The ABL Facility contains customary operating covenants and certain restrictions including, among other things, the incurrence of additional debt, liens, dividends, asset sales, investments, mergers, acquisitions, affiliate transactions, stock repurchases and other restricted payments. The ABL Facility also requires compliance with a fixed charge coverage ratio if availability under the ABL Facility falls below $22.5 million. In addition, the ABL Facility contains customary events of default, including, without limitation, a failure to make payments under the facility, acceleration of more than $25.0 million of other indebtedness, certain bankruptcy events, and certain change of control events.
Other Debt. Our foreign subsidiaries in Italy, India, the United Kingdom, and Canada maintain local credit arrangements consisting primarily of lines of credit or overdraft facilities which are renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. We had $4.8 million and $1.1 million, respectively, outstanding under these arrangements at December 31, 2019 and December 31, 2018.
Off-Balance Sheet Arrangements

We do not have any special purpose entities. At December 31, 2019, we had $52.5 million in outstanding letters of credit, performance bonds, and other guarantees for which certain of the letters of credit are collateralized by $8.2 million in restricted cash. We also enter into normal short-term operating leases for office and warehouse space, as well as rolling stock and other pieces of operating equipment. None of these off-balance sheet arrangements either has, or is expected to have, a material effect on our financial statements.
Contractual Obligations
A summary of our outstanding contractual and other obligations and commitments at December 31, 2019 is as follows:

(In thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Current debt	$6,335	$—	$—	$—	$—	$—	$6,335
2021 Convertible Notes	—	100,000	—	—	—	—	100,000
Interest on 2021 Convertible Notes	4,000	4,000	—	—	—	—	8,000
ABL Facility	—	—	—	—	65,000	—	65,000
Operating lease liabilities (1)	7,528	5,932	4,351	3,199	2,760	17,165	40,935
Trade accounts payable and accrued liabilities (2)	116,089	—	—	—	—	—	116,089
Purchase commitments, not accrued	7,655	3,443	—	—	—	—	11,098
Other long-term liabilities (3)	—	—	—	—	—	7,841	7,841
Performance bond obligations	13,296	—	—	—	—	—	13,296
Letter of credit commitments	17,043	2,634	1,383	90	17,109	965	39,224
Total contractual obligations	$171,946	$116,009	$5,734	$3,289	$84,869	$25,971	$407,818

(1)	Operating lease liabilities represent the undiscounted future lease payments. See Note 8 for additional information.

(2)	Excludes accrued interest on the 2021 Convertible Notes and the current portion of operating lease liabilities.

(3)
Table does not allocate by year expected tax payments and uncertain tax positions due to the inability to make reasonably reliable estimates of the timing of future cash settlements with the respective taxing authorities. See Note 9 for additional discussion on uncertain tax positions.

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

Critical Accounting Policies
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), which requires management to make estimates and assumptions that affect the reported amounts and disclosures. Significant estimates used in preparing our consolidated financial statements include fair values used for impairments of long-lived assets, including goodwill and other intangibles, and valuation allowances for deferred tax assets. See Note 1 for a discussion of the accounting policies for each of these matters. Our estimates are based on historical experience and on our future expectations that we believe to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our current estimates and those differences may be material.
We believe the critical accounting policies described below affect our more significant judgments and estimates used in preparing our consolidated financial statements.
Impairment of Long-lived Assets
Goodwill and other indefinite-lived intangible assets are tested for impairment annually as of November 1, or more frequently, if indicators of impairment exists. When there are qualitative indicators of impairment, we use an impairment test which includes a comparison of the carrying value of net assets of our reporting units, including goodwill, with their estimated fair values, which we estimate using a combination of a market multiple and discounted cash flow approach (classified within Level 3 of the fair value hierarchy). We also compare the aggregate fair values of our reporting units with our market capitalization. If the carrying value exceeds the estimated fair value, an impairment charge is recorded in the period in which such review is performed. We identify our reporting units based on our analysis of several factors, including our operating segment structure, evaluation of the economic characteristics of our geographic regions within each of our operating segments, and the extent to which our business units share assets and other resources.
In completing this annual evaluation during the fourth quarter of 2019, as a result of the decline in drilling activities and the projection of continued softness in the U.S. land market, as well as the decline in the quoted market prices of our common stock, we determined that it was more likely than not that our Fluids Systems reporting unit had a fair value below its net carrying value such that goodwill was potentially impaired. As a result, we completed the evaluation to measure the amount of goodwill impairment and recognized an impairment of $11.4 million to fully impair the goodwill related to this reporting unit. We also determined that the Mats and Integrated Services reporting unit did not have a fair value below its net carrying value and therefore, no impairment was required. In completing our November 1, 2018 evaluation, we determined that no impairment was required. At December 31, 2019, we had $42.3 million of goodwill, all of which relates to the Mats and Integrated Services segment.
There are significant inherent uncertainties and management judgment in estimating the fair value of a reporting unit. Significant assumptions inherent in the evaluation include the estimated growth rates for future revenues and the discount rate. Our assumptions were based on historical data supplemented by current and anticipated market conditions. While we believe we have made reasonable estimates and assumptions to estimate the fair value of our reporting units, it is possible that a material change could occur. If actual results are not consistent with our current estimates and assumptions, or if changes in macroeconomic conditions outside the control of management change such that it results in a significant negative impact on our estimated fair values, the fair value of a reporting unit may decrease below its net carrying value, which could result in a material impairment of our goodwill.
We review property, plant and equipment, finite-lived intangible assets and certain other assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In the fourth quarter of 2019, we recognized a $0.5 million non-cash impairment charge for assets, following our decision to exit certain operations in the U.S. land market as well as Brazil. We assess recoverability based on expected undiscounted future net cash flows. In estimating expected cash flows, we use a probability-weighted approach. Should the review indicate that the carrying value is not fully recoverable, the amount of impairment loss is determined by comparing the carrying value to the estimated fair value. Estimating future net cash flows requires us to make judgments regarding long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts are uncertain in that they require assumptions about demand for our products and services, future market conditions, and technological developments. If changes in these assumptions occur, our expectations regarding future net cash flows may change and a material impairment could result.
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
Although the U.S. corporate statutory tax rate was reduced from 35% to 21% effective January 1, 2018, our provision for income taxes beginning in 2018 also includes the new tax on certain foreign-sourced earnings as well as any additional foreign withholding taxes related to future repatriation of current year earnings from our non-U.S. subsidiaries. Due to the relative contribution of our domestic and foreign earnings, these taxes on certain foreign-sourced earnings effectively serve to increase our effective tax rate. Our effective tax rate in future periods will depend in large part on the relative contribution of our domestic and foreign earnings.
We had total deferred tax assets of $40.7 million and $42.2 million at December 31, 2019 and 2018, respectively. A valuation allowance must be established to offset a deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized. We have considered future taxable income and tax planning strategies in assessing the need for our valuation allowance. At December 31, 2019, a total valuation allowance of $24.0 million was recorded, which includes a valuation allowance on $12.8 million of net operating loss carryforwards for certain U.S. state and foreign jurisdictions, including Australia, as well as a valuation allowance of $2.9 million for certain tax credits recognized related to the accounting for the impact of the Tax Act. Changes in the expected future generation of qualifying taxable income within these jurisdictions or in the realizability of other tax assets may result in an adjustment to the valuation allowance, which would be charged or credited to income in the period this determination was made. In 2019, we recognized an increase in income tax expense for certain U.S. state net operating loss carryforwards that are no longer expected to be realized prior to their expiration. In 2018, we recognized a decrease in the valuation allowance for certain deferred tax assets related to our U.K. subsidiary that are now expected to be realized.
We file income tax returns in the United States and several non-U.S. jurisdictions and are subject to examination in the various jurisdictions in which we file. We are no longer subject to income tax examinations for U.S. federal and substantially all state jurisdictions for years prior to 2012 and for substantially all foreign jurisdictions for years prior to 2008. In 2017, we received a Revenue Agent Report from the IRS disallowing a deduction claimed on our 2015 tax return associated with the forgiveness of certain inter-company balances due from our Brazilian subsidiary and assessing tax due of approximately $3.9 million. In 2019, we finalized the matter related to our 2015 U.S. tax return with no additional tax due.
Following an audit in 2015, the treasury authority in Mexico issued a tax assessment (inclusive of interest and penalties) in the amount of 60 million pesos (approximately $3.3 million) to our Mexico subsidiary, primarily in connection with the export of mats from Mexico in 2010. The mats that are the subject of this assessment were owned by a U.S. subsidiary and leased to our Mexico subsidiary for matting projects in the Mexican market. In 2010, we made the decision to move these mats out of Mexico to markets with higher demand. The Mexican treasury authority determined the export of the mats was the equivalent of a sale and assessed taxes on the gross declared value of the exported mats to our Mexico subsidiary. We retained outside legal counsel and filed administrative appeals with the treasury authority, but we were notified in April 2018 that the last administrative appeal had been rejected. In response, we filed an appeal in the Mexican Federal Tax Court in the second quarter of 2018, which required that we post a bond in the amount of the assessed taxes (plus additional interest). In the fourth quarter of 2018, the Mexican Federal Tax Court issued a favorable judgment nullifying in full the tax assessment which was subsequently appealed by the treasury authority in Mexico. Following a judgment by the Mexican Court of Appeals, in the third quarter of 2019 the Mexican Federal Tax Court confirmed the full nullification of the tax assessment based on a due process violation and recognized the treasury authority's right to cure the due process violation by starting a new tax audit. The treasury authority in Mexico is appealing the latest judgment from the Mexican Federal Tax Court. Although the tax appeals process has not concluded, we believe our tax position is properly reported in accordance with applicable tax laws and regulations in Mexico and intend to vigorously defend our position through the tax appeals process.
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
Interest Rate Risk
At December 31, 2019, we had total principal amounts outstanding under financing arrangements of $172.2 million, including $100.0 million of borrowings under our 2021 Convertible Notes which bear interest at a fixed rate of 4.0% and $65.0 million of borrowings under our ABL Facility. Borrowings under our ABL Facility are subject to a variable interest rate as determined under the ABL Facility. The weighted average interest rate at December 31, 2019 for the ABL Facility was 3.2%. Based on the balance of variable rate debt at December 31, 2019, a 100 basis-point increase in short-term interest rates would have increased annual pre-tax interest expense by $0.7 million.
Foreign Currency Risk
Our principal foreign operations are conducted in certain areas of EMEA, Canada, Asia Pacific, and Latin America. We have foreign currency exchange risks associated with these operations, which are conducted principally in the foreign currency of the jurisdictions in which we operate including European euros, Algerian dinar, Romanian new leu, Canadian dollars, British pounds, Australian dollars, and Brazilian reais. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Newpark Resources, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Newpark Resources, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases, under the modified retrospective transition method.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill - Fluids Systems Reporting Unit - Refer to Notes 1 and 5 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill associated with the Fluids Systems reporting unit for impairment includes a comparison of the carrying value of the reporting unit, including goodwill, with the estimated fair value. The Company uses a combination of a market multiple and a discounted cash flow approach. The Company’s discounted cash flow model requires management to make significant estimates and assumptions related to forecasts of future cash flows, including revenue, and the selection of the discount and growth rates for the reporting unit. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $11.4 million within the Fluids Systems reporting unit as of the annual goodwill measurement date. The carrying value of the Fluids Systems reporting unit exceeded its fair value as of the measurement date and, therefore, a full impairment was recognized during the year ended December 31, 2019.
Given the significant judgements made by management to estimate the fair value of the Fluids Systems reporting unit, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the discounted cash flow model including forecasts of revenue, and the selection of the market multiples, discount and growth rates for the Fluids Systems reporting unit required a high degree of auditor judgment and an increased extent of effort, including the need to involve fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenue and the selection of the discount and revenue growth rates used by management to estimate the fair value of the Fluids Systems reporting unit included the following, among others:

•
We tested the effectiveness of controls over management’s goodwill impairment evaluation, including controls related to forecasts of revenue over the discrete period and management’s selection of the market multiples, discount and revenue growth rates.

•	We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.

•
We evaluated the reasonableness of management’s forecasts of future revenue by comparing the forecasts to (1) historical results, (2) internal communications to management and the board of directors, and (3) industry reports.

•	We evaluated the impact of changes on management’s combination of market multiple and discounted cash flow approach.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the reporting unit’s market multiples as well as the overall long-term growth rate and discount rate by:

–	Developing a range of independent estimates and comparing the rates and multiples utilized by management and

–	Comparing management’s overall long-term growth rates to industry reports and peer companies.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 21, 2020

We have served as the Company’s auditor since 2008.

Newpark Resources, Inc.
Consolidated Balance Sheets
December 31,

(In thousands, except share data)	2019	2018
ASSETS
Cash and cash equivalents	$48,672	$56,118
Receivables, net	216,714	254,394
Inventories	196,897	196,896
Prepaid expenses and other current assets	16,526	15,904
Total current assets	478,809	523,312

Property, plant and equipment, net	310,409	316,293
Operating lease assets	32,009	—
Goodwill	42,332	43,832
Other intangible assets, net	29,677	25,160
Deferred tax assets	3,600	4,516
Other assets	3,243	2,741
Total assets	$900,079	$915,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$6,335	$2,522
Accounts payable	79,777	90,607
Accrued liabilities	42,750	48,797
Total current liabilities	128,862	141,926

Long-term debt, less current portion	153,538	159,225
Noncurrent operating lease liabilities	26,946	—
Deferred tax liabilities	34,247	37,486
Other noncurrent liabilities	7,841	7,536
Total liabilities	351,434	346,173

Commitments and contingencies (Note 16)

Common stock, $0.01 par value (200,000,000 shares authorized and 106,696,719 and 106,362,991 shares issued, respectively)	1,067	1,064
Paid-in capital	620,626	617,276
Accumulated other comprehensive loss	(67,947)	(67,673)
Retained earnings	134,119	148,802
Treasury stock, at cost (16,958,418 and 15,530,952 shares, respectively)	(139,220)	(129,788)
Total stockholders’ equity	548,645	569,681
Total liabilities and stockholders' equity	$900,079	$915,854

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Operations
Years Ended December 31,

(In thousands, except per share data)	2019	2018	2017
Revenues
Product sales revenues	$654,006	$743,342	$628,401
Rental and service revenues	166,113	203,206	119,362
Total revenues	820,119	946,548	747,763
Cost of revenues
Cost of product sales revenues	568,388	633,847	539,243
Cost of rental and service revenues	116,350	133,128	68,656
Total cost of revenues	684,738	766,975	607,899
Selling, general and administrative expenses	113,394	115,127	108,838
Other operating (income) loss, net	170	888	(410)
Goodwill impairment	11,422	—	—
Operating income	10,395	63,558	31,436

Foreign currency exchange (gain) loss	(816)	1,416	2,051
Interest expense, net	14,369	14,864	13,273
Income (loss) from continuing operations before income taxes	(3,158)	47,278	16,112

Provision for income taxes	9,788	14,997	4,893
Income (loss) from continuing operations	(12,946)	32,281	11,219

Loss from disposal of discontinued operations, net of tax	—	—	(17,367)
Net income (loss)	$(12,946)	$32,281	$(6,148)

Income (loss) per common share - basic:
Income (loss) from continuing operations	$(0.14)	$0.36	$0.13
Loss from discontinued operations	—	—	(0.20)
Net income (loss)	$(0.14)	$0.36	$(0.07)

Income (loss) per common share - diluted:
Income (loss) from continuing operations	$(0.14)	$0.35	$0.13
Loss from discontinued operations	—	—	(0.20)
Net income (loss)	$(0.14)	$0.35	$(0.07)

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31,

(In thousands)	2019	2018	2017

Net income (loss)	$(12,946)	$32,281	$(6,148)
Foreign currency translation adjustments (net of tax benefit of $373, $413, $0)	(274)	(14,454)	9,989
Comprehensive income (loss)	$(13,220)	$17,827	$3,841

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Stockholders’ Equity

(In thousands)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total
Balance at January 1, 2017	$998	$558,966	$(63,208)	$129,873	$(126,086)	$500,543
Net loss	—	—	—	(6,148)	—	(6,148)
Employee stock options, restricted stock and employee stock purchase plan	14	1,636	—	(350)	(1,485)	(185)
Stock-based compensation expense	—	10,843	—	—	—	10,843
Issuance of shares for acquisition	34	32,404	—	—	—	32,438
Foreign currency translation	—	—	9,989	—	—	9,989
Balance at December 31, 2017	1,046	603,849	(53,219)	123,375	(127,571)	547,480
Cumulative effect of accounting changes	—	—	—	(6,764)	—	(6,764)
Net income	—	—	—	32,281	—	32,281
Employee stock options, restricted stock and employee stock purchase plan	18	3,066	—	(90)	(2,217)	777
Stock-based compensation expense	—	10,361	—	—	—	10,361
Foreign currency translation, net of tax	—	—	(14,454)	—	—	(14,454)
Balance at December 31, 2018	1,064	617,276	(67,673)	148,802	(129,788)	569,681
Net income	—	—	—	(12,946)	—	(12,946)
Employee stock options, restricted stock and employee stock purchase plan	3	(8,290)	—	(1,737)	9,599	(425)
Stock-based compensation expense	—	11,640	—	—	—	11,640
Treasury shares purchased at cost	—	—	—	—	(19,031)	(19,031)
Foreign currency translation, net of tax	—	—	(274)	—	—	(274)
Balance at December 31, 2019	$1,067	$620,626	$(67,947)	$134,119	$(139,220)	$548,645

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31,

(In thousands)	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$(12,946)	$32,281	$(6,148)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Goodwill impairment	11,422	—	—
Depreciation and amortization	47,144	45,899	39,757
Stock-based compensation expense	11,640	10,361	10,843
Provision for deferred income taxes	(4,250)	236	(10,350)
Net provision for doubtful accounts	1,792	2,849	1,481
Loss on sale of a business	—	—	21,983
Gain on sale of assets	(10,801)	(1,821)	(5,478)
Gain on insurance recovery	—	(606)	—
Amortization of original issue discount and debt issuance costs	6,188	5,510	5,345
Change in assets and liabilities:
(Increase) decrease in receivables	40,182	(7,388)	(73,722)
(Increase) decrease in inventories	699	(30,352)	(15,097)
(Increase) decrease in other assets	(1,032)	1,055	986
Increase (decrease) in accounts payable	(8,318)	2,449	14,153
Increase (decrease) in accrued liabilities and other	(9,434)	2,930	54,628
Net cash provided by operating activities	72,286	63,403	38,381

Cash flows from investing activities:
Capital expenditures	(44,806)	(45,141)	(31,371)
Business acquisitions, net of cash acquired	(18,692)	(249)	(44,750)
Proceeds from sale of property, plant and equipment	13,734	2,612	7,747
Proceeds from insurance property claim	—	1,000	—
Refund of proceeds from sale of a business	—	(13,974)	—
Net cash used in investing activities	(49,764)	(55,752)	(68,374)

Cash flows from financing activities:
Borrowings on lines of credit	327,983	347,613	176,267
Payments on lines of credit	(335,613)	(352,582)	(93,700)
Payment on 2017 Convertible Notes	—	—	(83,252)
Debt issuance costs	(1,214)	(149)	(955)
Proceeds from employee stock plans	1,314	3,874	2,424
Purchases of treasury stock	(21,737)	(3,870)	(3,239)
Other financing activities	(259)	601	165
Net cash used in financing activities	(29,526)	(4,513)	(2,290)

Effect of exchange rate changes on cash	(399)	(4,332)	2,444

Net decrease in cash, cash equivalents, and restricted cash	(7,403)	(1,194)	(29,839)
Cash, cash equivalents, and restricted cash at beginning of year	64,266	65,460	95,299
Cash, cash equivalents, and restricted cash at end of year	$56,863	$64,266	$65,460

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
We are a geographically diversified supplier providing products, as well as rentals and services primarily to the oil and natural gas exploration and production (“E&P”) industry. We operate our business through two reportable segments: Fluids Systems and Mats and Integrated Services. Our Fluids Systems segment provides customized drilling, completion, and stimulation fluids solutions to E&P customers primarily in North America and Europe, the Middle East and Africa (“EMEA”), as well as certain countries in Asia Pacific and Latin America. Our Mats and Integrated Services segment provides composite mat rentals utilized for temporary worksite access, along with related site construction and services to customers in various markets including E&P, electrical transmission & distribution, pipeline, solar, petrochemical, and construction industries across North America and Europe. We also sell composite mats to customers around the world.
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
Our operating results, particularly for the Fluids Systems segment, depend on oil and natural gas drilling activity levels in the markets we serve and the nature of the drilling operations (including the depth and whether the wells are drilled vertically or horizontally), which governs the revenue potential of each well. Drilling activity levels, in turn, depend on a variety of factors, including oil and natural gas commodity pricing, inventory levels, product demand, and regulatory restrictions. Oil and natural gas prices and activity are cyclical and volatile, and this market volatility has a significant impact on our operating results.
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

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Depreciation is provided on property, plant and equipment, including finance lease assets, primarily utilizing the straight-line method over the following estimated useful service lives or lease term:

Computer hardware and office equipment		3-5 years
Computer software		3-10 years
Autos and light trucks		5-7 years
Furniture, fixtures, and trailers		7-10 years
Composite mats (rental fleet)		7-12 years
Machinery and heavy equipment		10-15 years
Owned buildings		20-39 years
Leasehold improvements	Lease term, including reasonably assured renewal periods

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
Revenue Recognition. In 2014, the Financial Accounting Standards Board (“FASB”) amended the guidance for revenue from contracts with customers. See "New Accounting Pronouncements" below for details about the amended guidance and about our adoption. Results for reporting periods beginning after December 31, 2017 are presented under the new guidance, while prior period amounts were not adjusted and continue to be reported in accordance with previous guidance. The adoption of this new guidance primarily affected the timing of revenue recognition for fluid system additive products provided to customers in the delivery of an integrated fluid system in our U.S. drilling fluids business. Under previous guidance, we recognized revenue for these products upon shipment of materials and passage of title, with a reserve for estimated product returns. Under the new guidance, we recognize revenue for these products when they are utilized, which generally occurs at the time of consumption by the customer. The following provides a summary of our significant accounting policies for revenue recognition under the new guidance for periods beginning after December 31, 2017.
Revenue Recognition - Fluids Systems. Revenues for fluid system additive products and engineering services, when provided to customers in the delivery of an integrated fluid system, are recognized as product sales revenues when utilized by the customer. Revenues for formulated liquid systems are recognized as product sales revenues when utilized or lost downhole while drilling. Revenues for equipment rentals and other services provided to customers that are ancillary to the fluid system product

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

delivery are recognized in rental and service revenues when the services are performed. For direct sales of fluid system products, revenues are recognized when control passes to the customer, which is generally upon shipment of materials.
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
Foreign Currency Translation. The functional currency for substantially all international subsidiaries is their respective local currency. Financial statements for these international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rates in effect during the respective period for revenues and expenses. Exchange rate adjustments resulting from translation of foreign currency financial statements of our international subsidiaries are reflected in accumulated other comprehensive loss in stockholders’ equity until such time that the international subsidiary is sold or liquidation is substantially complete, at which time the related accumulated adjustments would be reclassified into income. Exchange rate adjustments resulting from foreign currency denominated transactions are recorded in income. At December 31, 2019 and 2018, accumulated other comprehensive loss related to foreign subsidiaries reflected in stockholders’ equity was $67.9 million and $67.7 million, respectively. At December 31, 2019, we had $10.3 million of accumulated translation losses related to our subsidiary in Brazil, which we are currently in process of winding down. As such, we will reclassify these accumulated losses and recognize a charge to income at such time when we have substantially liquidated our subsidiary in Brazil.
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

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

New Accounting Pronouncements
Standards Adopted in 2019
Leases. In 2016, the FASB amended the guidance related to the accounting for leases. The new guidance provides principles for the recognition, measurement, presentation, and disclosure of leases and requires lessees to recognize both assets and liabilities arising from finance and operating leases. The classification as either a finance or operating lease will determine whether lease expense is recognized based on an effective interest method basis or on a straight-line basis over the term of the lease, respectively.
We adopted this new guidance as of January 1, 2019 using the modified retrospective transition method and recorded approximately $28.0 million of operating lease assets and liabilities as of January 1, 2019, with no cumulative effect adjustment to retained earnings. The new guidance had no impact on our consolidated statements of operations or cash flows. Results for reporting periods beginning after December 31, 2018 are presented under the new guidance, while prior period amounts were not adjusted and continue to be reported in accordance with previous guidance.
As permitted under the transition guidance within the new standard, we elected to carry forward the historical lease identification and classification for existing leases upon adoption. We have also made an accounting policy election to not recognize leases with an initial term of 12 months or less in the consolidated balance sheets. See Note 8 for additional required disclosures.
Standards Adopted in 2018
Revenue from Contracts with Customers. In 2014, the FASB amended the guidance for revenue from contracts with customers. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted this new guidance as of January 1, 2018 using the modified retrospective transition method, and recorded a net reduction of $2.3 million to opening retained earnings to reflect the cumulative effect of adoption for contracts not completed as of December 31, 2017. Results for reporting periods beginning after December 31, 2017 are presented under the new guidance, while prior period amounts were not adjusted and continue to be reported in accordance with previous guidance.
The adoption of this new guidance primarily affected the timing of revenue recognition for fluid system additive products provided to customers in the delivery of an integrated fluid system in our U.S. drilling fluids business. There was no material impact on reported revenues for 2018 as a result of applying the new revenue recognition guidance. The adoption of this guidance also requires additional disclosures for disaggregated revenues, which are included in Note 13. See above for a summary of our significant accounting policies for revenue recognition under the new guidance for periods beginning after December 31, 2017.
Accounting for Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. In 2016, the FASB amended the guidance related to the accounting for income tax consequences of intra-entity transfers of assets other than inventory. The guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than the previous requirement to defer recognition of current and deferred income taxes for an intra-entity asset transfer until the asset had been sold to an outside party. This update does not change U.S. GAAP for the pre-tax effects of an intra-entity asset transfer or for an intra-entity transfer of inventory. We adopted this new guidance as of January 1, 2018 using the modified retrospective transition method, and recorded a net reduction of $4.5 million to opening retained earnings to reflect the cumulative effect of adoption for the current and deferred income tax consequences of an intra-entity sale of mats from the U.S. to the U.K. completed prior to 2018.
Statement of Cash Flows. In 2016, the FASB issued new guidance that clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update provides guidance on eight specific cash flow issues. We adopted this new guidance as of January 1, 2018. The adoption of this new guidance had no impact on our historical financial statements or related disclosures.
Standards Not Yet Adopted
Credit Losses. In 2016, the FASB issued new guidance which requires financial assets measured at amortized cost basis, including trade receivables, to be presented at the net amount expected to be collected. The new guidance requires an entity to estimate its lifetime “expected credit loss” for such assets at inception which will generally result in the earlier recognition of allowances for losses. This guidance is effective for us in the first quarter of 2020. We will include incremental disclosures in our 2020 financial statements regarding our credit loss policies and related amounts. We have adopted the new guidance utilizing the modified retrospective transition method effective January 1, 2020. The cumulative effect adjustment to retained earnings upon adoption is not material.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2 — Business Combinations
In October 2019, we completed the acquisition of Cleansorb Limited (“Cleansorb”), a U.K. based provider of specialty chemicals for the oil and natural gas industry, which further expands our completion fluids technology portfolio and capabilities. The purchase price for this acquisition was $18.7 million, net of cash acquired, and was funded with borrowings under the ABL Facility. The results of operations of Cleansorb are reported within the Fluids Systems segment for the period subsequent to the date of the acquisition.
The Cleansorb transaction has been recorded using the acquisition method of accounting and accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The acquisition resulted in the recognition of $8.3 million in other intangible assets consisting primarily of customer relationships, technology, and tradename. All of the other intangibles are finite-lived intangible assets that are expected to be amortized over periods of 12 to 15 years with a weighted average amortization period of approximately 14 years. The excess of the total consideration was recorded as goodwill, which is not deductible for tax purposes. The fair values of the identifiable assets acquired and liabilities assumed were based on the company’s estimates and assumptions using various market, income, and cost valuation approaches, which are classified within level 3 of the fair value hierarchy.
The following table summarizes the amounts recognized for the assets acquired and liabilities assumed as of the October 8, 2019 acquisition date.

(in thousands)
Receivables	2,691
Intangible assets	8,268
Other assets	974
Total assets acquired	11,933

Deferred tax liabilities	1,197
Other liabilities	1,302
Total liabilities assumed	2,499

Net assets purchased	9,434
Goodwill	9,258
Net cash conveyed at closing	$18,692

In November 2017, we acquired certain assets and assumed certain liabilities of Well Service Group, Inc. and Utility Access Solutions, Inc. (together, “WSG”). The purchase price for this acquisition was $77.4 million, net of cash acquired, which included $45.0 million of total cash consideration and the issuance of approximately 3.4 million shares of our common equity valued at $32.4 million. In 2018, $0.2 million of the total cash consideration was paid as part of the final working capital settlement. The results of operations of WSG are reported within the Mats and Integrated Services segment for the period subsequent to the date of the acquisition.
Results of operations and pro-forma combined results of operations for these acquired businesses have not been presented as the effect of these acquisitions are not material to our consolidated financial statements.
Note 3 — Inventories
Inventories consisted of the following at December 31:

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands)	2019	2018
Raw materials:
Fluids systems	$141,314	$148,737
Mats and integrated services	5,049	1,485
Total raw materials	146,363	150,222
Blended fluids systems components	39,542	38,088
Finished goods - mats	10,992	8,586
Total inventories	$196,897	$196,896

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
Note 4 — Property, Plant and Equipment
Property, plant and equipment consisted of the following at December 31:

(In thousands)	2019	2018
Land	$11,869	$11,338
Buildings and improvements	130,895	131,128
Machinery and equipment	295,622	291,081
Computer hardware and software	40,880	35,730
Furniture and fixtures	5,921	5,725
Construction in progress	13,091	12,960
	498,278	487,962
Less accumulated depreciation	(259,205)	(239,643)
	239,073	248,319

Composite mats (rental fleet)	125,300	120,644
Less accumulated depreciation - composite mats	(53,964)	(52,670)
	71,336	67,974

Property, plant and equipment, net	$310,409	$316,293

Depreciation expense was $42.8 million, $41.2 million, and $36.4 million in 2019, 2018 and 2017, respectively.
Note 5 — Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill by reportable segment are as follows:

(In thousands)	Fluids Systems	Mats and Integrated Services	Total
Balance at December 31, 2017	$1,782	$41,838	$43,620
Acquisition	—	562	562
Effects of foreign currency	(141)	(209)	(350)
Balance at December 31, 2018	1,641	42,191	43,832
Acquisition	9,258	—	9,258
Impairment	(11,422)	—	(11,422)
Effects of foreign currency	523	141	664
Balance at December 31, 2019	$—	$42,332	$42,332

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We completed the annual evaluation of the carrying values of our goodwill and other indefinite-lived intangible assets as of November 1, 2019. As a result of the decline in drilling activities and the projection of continued softness in the U.S. land market, as well as the decline in the quoted market prices of our common stock, we determined that it was more likely than not that the carrying value of our Fluids Systems reporting unit exceeded its estimated fair value such that goodwill was potentially impaired. As a result, we completed the evaluation to measure the amount of goodwill impairment determining a full impairment of goodwill related to the Fluids Systems reporting unit was required. As such, in the fourth quarter of 2019, we recorded an $11.4 million non-cash impairment charge to write-off all of the goodwill related to the Fluids Systems reporting unit. We also determined that the Mats and Integrated Services reporting unit did not have a fair value below its net carrying value and therefore, no impairment was required.
Our impairment test included a comparison of the carrying value of net assets of our reporting units, including goodwill, with their estimated fair values, which we estimate using a combination of a market multiple and discounted cash flow approach. Significant assumptions inherent in the evaluation include the estimated growth rates for future revenues and the discount rate. Our assumptions were based on historical data supplemented by current and anticipated market conditions.
Other intangible assets consisted of the following:

	December 31, 2019			December 31, 2018
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
Technology related	$20,222	$(6,516)	$13,706	$17,380	$(5,509)	$11,871
Customer related	33,697	(18,234)	15,463	40,662	(27,891)	12,771
Employment related	—	—	—	1,845	(1,845)	—
Total amortizing intangible assets	53,919	(24,750)	29,169	59,887	(35,245)	24,642

Permits and licenses	508	—	508	518	—	518
Total indefinite-lived intangible assets	508	—	508	518	—	518
Total intangible assets	$54,427	$(24,750)	$29,677	$60,405	$(35,245)	$25,160

Total amortization expense related to other intangible assets was $4.4 million, $4.7 million and $3.3 million in 2019, 2018 and 2017, respectively.
In October 2019, we completed the acquisition of Cleansorb, which resulted in additions to amortizable intangible assets of $8.3 million. See Note 2 for additional information.
Estimated future amortization expense for the years ended December 31 is as follows:

(In thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Technology related	$1,353	$1,298	$1,237	$1,068	$1,044	$7,706	$13,706
Customer related	1,416	996	783	663	1,458	10,147	15,463
Total future amortization expense	$2,769	$2,294	$2,020	$1,731	$2,502	$17,853	$29,169

The weighted average amortization period for technology related and customer related intangible assets is 14 years and 12 years, respectively.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 6 — Financing Arrangements
Financing arrangements consisted of the following:

	December 31, 2019			December 31, 2018
(In thousands)	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt
2021 Convertible Notes	$100,000	$(12,291)	$87,709	$100,000	$(17,752)	$82,248
ABL Facility	65,000	—	65,000	76,300	—	76,300
Other debt	7,164	—	7,164	3,199	—	3,199
Total debt	172,164	(12,291)	159,873	179,499	(17,752)	161,747
Less: current portion	(6,335)	—	(6,335)	(2,522)	—	(2,522)
Long-term debt	$165,829	$(12,291)	$153,538	$176,977	$(17,752)	$159,225

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
On or after June 1, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing conditions have been satisfied. As of February 18, 2020, the notes were not convertible.
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

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The $2.7 million of issuance costs attributable to the debt component were netted against long-term debt and are being amortized to interest expense over the term of the notes using the effective interest method. As of December 31, 2019, the carrying amount of the debt component was $87.7 million, which is net of the unamortized debt discount and issuance costs of $11.0 million and $1.3 million, respectively. Including the impact of the debt discount and related deferred debt issuance costs, the effective interest rate on the notes is approximately 11.3%.
Asset-Based Loan Facility. In May 2016, we entered into an asset-based revolving credit agreement which replaced our previous credit agreement. In October 2017, we entered into an Amended and Restated Credit Agreement and in March 2019, we entered into a First Amendment to Amended and Restated Credit Agreement (as amended, the “ABL Facility”). The March 2019 amendment increased the amount available for borrowings, reduced applicable borrowing rates, and extended the term. The ABL Facility provides financing of up to $200.0 million available for borrowings (inclusive of letters of credit) and can be increased up to a maximum capacity of $275.0 million, subject to certain conditions. As of December 31, 2019, our total availability under the ABL Facility was $156.8 million, of which $65.0 million was drawn, resulting in remaining availability of $91.8 million.
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
Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. and (c) LIBOR, subject to a floor of zero, plus 100 basis points, plus, in each case, an applicable margin per annum. The applicable margin ranges from 150 to 200 basis points for LIBOR borrowings, and 50 to 100 basis points for base rate borrowings, based on the consolidated fixed charge coverage ratio as defined in the ABL Facility. As of December 31, 2019, the applicable margin for borrowings under our ABL Facility was 150 basis points with respect to LIBOR borrowings and 50 basis points with respect to base rate borrowings. The weighted average interest rate for the ABL Facility was 3.2% at December 31, 2019. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 25 to 37.5 basis points, based on the level of outstanding borrowings, as defined in the ABL Facility. As of December 31, 2019, the applicable commitment fee was 37.5 basis points.
The ABL Facility is a senior secured obligation, secured by first liens on substantially all of our U.S. tangible and intangible assets, and a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral. The ABL Facility contains customary operating covenants and certain restrictions including, among other things, the incurrence of additional debt, liens, dividends, asset sales, investments, mergers, acquisitions, affiliate transactions, stock repurchases and other restricted payments. The ABL Facility also requires compliance with a fixed charge coverage ratio if availability under the ABL Facility falls below $22.5 million. In addition, the ABL Facility contains customary events of default, including, without limitation, a failure to make payments under the facility, acceleration of more than $25.0 million of other indebtedness, certain bankruptcy events, and certain change of control events.
Other Debt. Our foreign subsidiaries in Italy, India, the United Kingdom, and Canada maintain local credit arrangements consisting primarily of lines of credit or overdraft facilities which are renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. We had $4.8 million and $1.1 million, respectively, outstanding under these arrangements at December 31, 2019 and December 31, 2018.
We incurred net interest expense of $14.4 million, $14.9 million and $13.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. There was no capitalized interest for the years ended December 31, 2019 or 2018. Capitalized interest was $0.1 million for the year ended December 31, 2017. Scheduled repayment of long-term debt as of December 31, 2019 was $100.0 million in 2021 and $65.0 million in 2024.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 7 — Fair Value of Financial Instruments and Concentrations of Credit Risk
Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, receivables, payables, and debt. We believe the carrying values of these instruments, with the exception of our 2021 Convertible Notes, approximated their fair values at December 31, 2019 and 2018. The estimated fair value of our 2021 Convertible Notes was $101.4 million and $120.9 million at December 31, 2019 and 2018, respectively, based on quoted market prices at these respective dates.
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and trade accounts receivable. At December 31, 2019, substantially all of our cash deposits were held by our international subsidiaries in accounts at numerous financial institutions across the various regions in which we operate. A majority of the cash was held in accounts that maintain deposit ratings of P-1 by Moody’s, A-1 by Standard and Poor’s, and F1 by Fitch. As part of our investment strategy, we perform periodic evaluations of the relative credit standing of these financial institutions.
Receivables
Receivables consisted of the following at December 31:

(In thousands)	2019	2018
Trade receivables:
Gross trade receivables	$207,554	$248,176
Allowance for doubtful accounts	(6,007)	(10,034)
Net trade receivables	201,547	238,142
Income tax receivables	7,393	9,027
Other receivables	7,774	7,225
Total receivables, net	$216,714	$254,394

Other receivables included $6.2 million and $6.3 million for value added, goods and service taxes related to foreign jurisdictions as of December 31, 2019 and 2018, respectively.
Customer Revenue Concentration
We derive a significant portion of our revenues from companies in the E&P industry, and our customer base is highly concentrated in mid-sized and international oil companies as well as government-owned or government-controlled oil companies operating in the markets that we serve. For 2019, 2018 and 2017, revenues from our 20 largest customers represented approximately 42%, 44% and 45%, respectively, of our consolidated revenues. For 2019, 2018 and 2017, no single customer accounted for more than 10% of our consolidated revenues.
We maintain an allowance for doubtful accounts based upon the expected collectability of accounts receivable. Changes in this allowance were as follows:

(In thousands)	2019	2018	2017
Balance at beginning of year	$10,034	$9,457	$8,849
Provision for doubtful accounts	1,792	2,849	1,481
Write-offs, net of recoveries	(5,819)	(2,272)	(873)
Balance at end of year	$6,007	$10,034	$9,457

Note 8 — Leases
We lease certain office space, manufacturing facilities, warehouses, land, and equipment. Our leases have remaining terms ranging from 1 to 12 years with various extension and termination options. We consider these options in determining the lease term used to establish our operating lease assets and liabilities. Lease agreements with lease and non-lease components are accounted for as a single lease component. Leases with an initial term of 12 months or less are not recorded in the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
Leases consisted of the following:

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands)	Balance Sheet Classification	December 31, 2019
Assets:
Operating	Operating lease assets	$32,009
Finance	Property, plant and equipment, net	1,135
Total lease assets		$33,144
Liabilities:
Current:
Operating	Accrued liabilities	$6,105
Finance	Current debt	287
Noncurrent:
Operating	Noncurrent operating lease liabilities	$26,946
Finance	Long-term debt, less current portion	829
Total lease liabilities		$34,167

Total operating lease expenses were $30.1 million for 2019, of which $19.5 million related to short-term leases and $10.6 million related to leases recognized in the balance sheet. Total operating lease expenses were $27.4 million and $23.9 million for 2018 and 2017, respectively. Total operating lease expenses approximate cash paid during each period. Amortization and interest for finance leases are not material. Operating lease expenses and amortization of leased assets for finance leases are included in either cost of revenues or selling, general and administrative expenses. Interest for finance leases is included in interest expense, net.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The maturity of lease liabilities as of December 31, 2019 is as follows:

(In thousands)	Operating Leases	Finance Leases	Total
2020	$7,528	$330	$7,858
2021	5,932	329	6,261
2022	4,351	329	4,680
2023	3,199	221	3,420
2024	2,760	—	2,760
Thereafter	17,165	—	17,165
Total lease payments	40,935	1,209	42,144
Less: Interest	7,884	93	7,977
Present value of lease liabilities	$33,051	$1,116	$34,167

During 2019, we entered into $12.1 million of new operating lease liabilities in exchange for leased assets.

Lease Term and Discount Rate	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	8.5
Finance leases	3.7
Weighted-average discount rate
Operating leases	4.8%
Finance leases	4.5%

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
For 2019 and 2018, our income tax provision includes the estimated expense for any U.S. federal and state income taxes from the new tax on certain foreign-sourced earnings as well as any additional foreign withholding taxes related to future repatriation of current year earnings in our non-U.S. subsidiaries held directly by a U.S. parent.
The provision (benefit) for income taxes related to continuing operations was as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Current:
U.S. Federal	$1,892	$805	$(236)
State	706	1,384	561
Foreign	11,440	12,572	10,301
Total current	14,038	14,761	10,626
Deferred:
U.S. Federal	(2,926)	(331)	(3,848)
State	1,181	66	(796)
Foreign	(2,505)	501	(1,089)
Total deferred	(4,250)	236	(5,733)
Total provision for income taxes	$9,788	$14,997	$4,893

The total provision (benefit) was allocated to the following components of income (loss):

	Year Ended December 31,
(In thousands)	2019	2018	2017
Income (loss) from continuing operations	$9,788	$14,997	$4,893
Loss from discontinued operations	—	—	(4,616)
Total provision for income taxes	$9,788	$14,997	$277

Income (loss) from continuing operations before income taxes was as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
U.S.	$(15,270)	$4,084	$(27,282)
Foreign	12,112	43,194	43,394
Income (loss) from continuing operations before income taxes	$(3,158)	$47,278	$16,112

The effective income tax rate for continuing operations is reconciled to the statutory federal income tax rate as follows:

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
(In thousands)	2019	2018	2017
Income tax expense (benefit) at federal statutory rate	$(663)	$9,929	$5,639
Nondeductible executive compensation	756	1,165	768
Nondeductible goodwill impairment	2,401	—	—
Other nondeductible expenses	1,506	1,216	1,368
Stock-based compensation	(248)	(786)	472
Different rates on earnings of foreign operations	463	912	(2,139)
Dividend taxes on unremitted earnings	1,609	3,023	1,506
U.S. tax on foreign earnings	1,215	333	—
Change in valuation allowance	1,272	(790)	240
State tax expense (benefit), net	430	1,298	(283)
Net impact of Tax Act	—	(1,613)	(3,387)
Other items, net	1,047	310	709
Total provision for income taxes	$9,788	$14,997	$4,893

The provision for income taxes was $9.8 million for 2019 despite reporting a small pretax loss for the year. This result reflects the impact of the $11.4 million non-deductible goodwill impairment as well as the impact of the geographic composition of our pretax loss, where tax expense related to earnings from our international operations is only partially offset by the tax benefit from losses in the U.S. In addition, the provision for income taxes for 2019 includes a $1.4 million charge primarily related to the expiration of certain U.S. state net operating loss carryforwards. The provision for income taxes was $15.0 million for 2018. The provision for income taxes for 2018 includes a $1.6 million net benefit related to U.S. tax reform and was also favorably impacted by excess tax benefits related to the vesting of certain stock-based compensation awards and a reduction in the valuation allowance related to our U.K. subsidiary.
Although the U.S. corporate statutory tax rate was reduced from 35% to 21% effective January 1, 2018, our provision for income taxes beginning in 2018 also includes the new tax on certain foreign-sourced earnings as well as any additional foreign withholding taxes related to future repatriation of current year earnings from our non-U.S. subsidiaries. Due to the relative contribution of our domestic and foreign earnings, these taxes on certain foreign-sourced earnings effectively serve to increase our effective tax rate. Our effective tax rate in future periods will depend in large part on the relative contribution of our domestic and foreign earnings.
Our effective tax rate in 2017 includes a $3.4 million benefit resulting from the provisional accounting for the Tax Act as described above. In addition, the 2017 effective tax rate was negatively impacted primarily by non-deductible expenses relative to the amount of pre-tax income.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities consisted of the following at December 31:

(In thousands)	2019	2018
Deferred tax assets:
Net operating losses	$14,205	$14,054
Foreign tax credits	5,651	7,304
Accruals not currently deductible	4,928	3,209
Unrealized foreign exchange losses, net	3,837	3,575
Stock-based compensation	3,380	3,266
Capitalized inventory costs	1,611	1,972
Alternative minimum tax carryforwards	369	2,198
Other	6,709	6,631
Total deferred tax assets	40,690	42,209
Valuation allowance	(23,962)	(23,842)
Total deferred tax assets, net of allowances	16,728	18,367
Deferred tax liabilities:
Accelerated depreciation and amortization	(28,703)	(29,656)
Tax on unremitted earnings	(13,645)	(16,174)
Original issue discount on 2021 Convertible Notes	(2,311)	(3,347)
Other	(2,716)	(2,160)
Total deferred tax liabilities	(47,375)	(51,337)
Total net deferred tax liabilities	$(30,647)	$(32,970)

Noncurrent deferred tax assets	$3,600	$4,516
Noncurrent deferred tax liabilities	(34,247)	(37,486)
Net deferred tax liabilities	$(30,647)	$(32,970)

For state income tax purposes, we have net operating loss carryforwards (“NOLs”) of approximately $149.5 million available to reduce future state taxable income. These NOLs expire in varying amounts beginning in 2020 through 2039. Foreign NOLs of approximately $20.9 million are available to reduce future taxable income, some of which expire beginning in 2020.
The realization of our net deferred tax assets is dependent on our ability to generate taxable income in future periods. At December 31, 2019 and 2018, we have recorded a valuation allowance in the amount of $24.0 million and $23.8 million, respectively, primarily related to certain U.S. state and foreign NOL carryforwards, including Australia, as well as for certain tax credits recognized related to the accounting for the impact of the Tax Act, which may not be realized.
We file income tax returns in the United States and several non-U.S. jurisdictions and are subject to examination in the various jurisdictions in which we file. We are no longer subject to income tax examinations for U.S. federal and substantially all state jurisdictions for years prior to 2012 and for substantially all foreign jurisdictions for years prior to 2008. In 2017, we received a Revenue Agent Report from the IRS disallowing a deduction claimed on our 2015 tax return associated with the forgiveness of certain inter-company balances due from our Brazilian subsidiary and assessing tax due of approximately $3.9 million. In 2019, we finalized the matter related to our 2015 U.S. tax return with no additional tax due.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following an audit in 2015, the treasury authority in Mexico issued a tax assessment (inclusive of interest and penalties) in the amount of 60 million pesos (approximately $3.3 million) to our Mexico subsidiary primarily in connection with the export of mats from Mexico which took place in 2010.  The mats that are the subject of this assessment were owned by a U.S. subsidiary and leased to our Mexico subsidiary for matting projects in the Mexican market. In 2010, we made the decision to move these mats out of Mexico to markets with higher demand. The Mexican treasury authority determined the export of the mats was the equivalent of a sale and assessed taxes on the gross declared value of the exported mats to our Mexico subsidiary. We retained outside legal counsel and filed administrative appeals with the treasury authority, but we were notified in April 2018 that the last administrative appeal had been rejected. In response, we filed an appeal in the Mexican Federal Tax Court in the second quarter of 2018, which required that we post a bond in the amount of the assessed taxes (plus additional interest). In the fourth quarter of 2018, the Mexican Federal Tax Court issued a favorable judgment nullifying in full the tax assessment which was subsequently appealed by the treasury authority in Mexico. Following a judgment by the Mexican Court of Appeals, in the third quarter of 2019 the Mexican Federal Tax Court confirmed the full nullification of the tax assessment based on a due process violation and recognized the treasury authority's right to cure the due process violation by starting a new tax audit. The treasury authority in Mexico is appealing the latest judgment from the Mexican Federal Tax Court. Although the tax appeals process has not concluded, we believe our tax position is properly reported in accordance with applicable tax laws and regulations in Mexico and intend to vigorously defend our position through the tax appeals process.
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
A reconciliation of the beginning and ending provision for uncertain tax positions is as follows:

(In thousands)	2019	2018	2017
Balance at January 1	$223	$257	$665
Additions (reductions) for tax positions of prior years	68	(3)	(399)
Additions (reductions) for tax positions of current year	—	—	—
Reductions for settlements with tax authorities	—	—	—
Reductions for lapse of statute of limitations	—	(31)	(9)
Balance at December 31	$291	$223	$257

Approximately $0.3 million of unrecognized tax benefits at December 31, 2019, if recognized, would favorably impact the effective tax rate.
We recognize accrued interest and penalties related to uncertain tax positions in operating expenses. The amount of interest and penalties was immaterial for all periods presented.
Note 10 — Capital Stock
Common Stock
Changes in outstanding common stock were as follows:

(In thousands of shares)	2019	2018	2017
Outstanding, beginning of year	106,363	104,572	99,843
Shares issued for exercise of options	281	603	416
Shares issued for time vested restricted stock (net of forfeitures)	53	1,188	952
Shares issued for acquisition	—	—	3,361
Outstanding, end of year	106,697	106,363	104,572

Outstanding shares of common stock include shares held as treasury stock totaling 16,958,418, 15,530,952 and 15,366,504 as of December 31, 2019, 2018 and 2017, respectively.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Preferred Stock
We are authorized to issue up to 1,000,000 shares of preferred stock, $0.01 par value. There were no outstanding shares of preferred stock as of December 31, 2019, 2018 or 2017.
Treasury Stock
During 2019, 2018 and 2017, we repurchased 381,041, 362,190 and 415,418 shares, respectively, for an aggregate price of $2.7 million, $3.9 million and $3.2 million, respectively, representing employee shares surrendered in lieu of taxes under vesting of restricted stock awards. All of the shares repurchased are held as treasury stock.
During 2019, 2018 and 2017, we reissued 1,491,408, 197,742 and 210,964 shares of treasury stock pursuant to various stock plans.
Repurchase Program
In November 2018, our Board of Directors authorized changes to our securities repurchase program. These changes increased the amount remaining under the repurchase program from $33.5 million to $100 million, available for repurchases of any combination of our common stock and our 2021 Convertible Notes. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows, available cash on hand, and borrowings under our ABL Facility. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934.
During 2019, we repurchased an aggregate of 2,537,833 shares of our common stock under our Board authorized repurchase program for a total cost of $19.0 million. There were no shares repurchased under the program during 2018 or 2017. As of December 31, 2019, we had $81.0 million remaining under the program.
Note 11 — Earnings Per Share
The following table presents the reconciliation of the numerator and denominator for calculating income (loss) from continuing operations per share:

	Year Ended December 31,
(In thousands, except per share data)	2019	2018	2017
Numerator
Income (loss) from continuing operations - basic and diluted	$(12,946)	$32,281	$11,219

Denominator
Weighted average common shares outstanding - basic	89,782	89,996	85,421
Dilutive effect of stock options and restricted stock awards	—	2,385	2,554
Dilutive effect of 2021 Convertible Notes	—	544	—
Weighted average common shares outstanding - diluted	89,782	92,925	87,975

Income (loss) from continuing operations per common share
Basic	$(0.14)	$0.36	$0.13
Diluted	$(0.14)	$0.35	$0.13

We excluded the following weighted-average potential shares from the calculations of diluted net income (loss) per share during the applicable periods because their inclusion would have been anti-dilutive:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Stock options and restricted stock awards	5,312	1,495	7,419
2017 Convertible Notes	—	—	5,702

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

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

currently intend to settle the principal amount of the notes in cash and as a result, only the amounts payable in excess of the principal amount of the notes, if any, are assumed to be settled with shares of common stock for purposes of computing diluted net income per share.
Note 12 — Stock-Based Compensation and Other Benefit Plans
The following describes stockholder approved plans utilized by us for the issuance of stock-based awards.
2014 Non-Employee Directors’ Restricted Stock Plan
In May 2014, our stockholders approved the 2014 Non-Employee Directors’ Restricted Stock Plan (“2014 Director Plan”) which authorizes grants of restricted stock to non-employee directors based on a pre-determined dollar amount on the date of each annual meeting of stockholders. The pre-determined dollar amount for determining the number of restricted shares granted is subject to change by the Board of Directors or its committee but was initially set at $150,000 for each non-employee director, except for the Chairman of the Board who will receive an annual grant of restricted shares equal to $170,000. Each restricted share granted to a non-employee director vests in full on the earlier of the day prior to the next annual meeting of stockholders following the grant date or the first anniversary of the grant. During 2019, non-employee directors received shares of restricted stock totaling 104,900 shares at a weighted average grant-date fair value of $7.34 per share.
The maximum number of shares of common stock issuable under the 2014 Director Plan is 1,000,000 leaving 313,780 shares available for grant as of December 31, 2019.
2015 Employee Equity Incentive Plan
In May 2015, our stockholders approved the 2015 Employee Equity Incentive Plan (“2015 Plan”) pursuant to which the Compensation Committee of our Board of Directors (“Compensation Committee”) may grant to key employees, including executive officers and other corporate and divisional employees, a variety of forms of equity-based compensation, including options to purchase shares of common stock, shares of restricted common stock, restricted stock units, stock appreciation rights, other stock-based awards, and performance-based awards. Our stockholders subsequently approved amendments to the 2015 Plan which increased the number of shares authorized for issuance to 12,300,000 shares and removed the fungible share counting provision. At December 31, 2019, 3,381,983 shares remained available for award under the 2015 Plan.
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
During 2018, the Compensation Committee modified certain outstanding stock-based and other incentive awards in connection with the retirement of our former Senior Vice President, General Counsel and Chief Administrative Officer. As a result of these modifications, we recognized a charge of $1.5 million in the third quarter of 2018. During 2019, the Compensation Committee modified our retirement policy applicable to cash and equity awards granted to include our Chief Executive Officer and those officers who report to our Chief Executive Officer, who were previously excluded from the retirement policy. In addition, the Compensation Committee also modified the retirement policy for certain vested stock options that remain outstanding to extend the exercise period available following the qualifying retirement of eligible employees. As a result of these modifications, we recognized a charge of $4.0 million in the first quarter of 2019. This charge primarily reflects the acceleration of expense, as well as the incremental value associated with modifications to extend the exercise period of outstanding options, for previously-granted awards for retirement eligible executive officers.
Activity under each of these programs is described below.
Stock Options
Stock options granted by the Compensation Committee are granted with a three year vesting period and a term of ten years. There have been no options granted since 2016.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes activity for our outstanding stock options for the year ended December 31, 2019:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at beginning of period	3,311,726	$7.13
Granted	—	—
Exercised	(334,395)	3.93
Expired or canceled	(135,272)	9.98
Outstanding at end of period	2,842,059	$7.37	3.89	$2,177

Vested or expected to vest at end of period	2,842,059	$7.37	3.89	$2,177
Options exercisable at end of period	2,842,059	$7.37	3.89	$2,177

The total intrinsic value of options exercised was $1.6 million, $2.3 million, and $1.1 million for the years ended December 31, 2019, 2018 and 2017, while cash from option exercises totaled $1.3 million, $3.9 million, and $2.6 million, respectively.
Total compensation cost recognized for stock options during the years ended December 31, 2019, 2018 and 2017 was $1.3 million, $1.5 million and $1.7 million, respectively. For the years ended December 31, 2019, 2018 and 2017, we recognized tax benefits resulting from the exercise of stock options totaling $0.3 million, $0.5 million and $0.3 million, respectively.
Performance-Based Restricted Stock Units
In 2016, performance-based restricted stock units were awarded to executive officers and were to be settled in shares of common stock based on the relative ranking of our total shareholder return (“TSR”) as compared to the TSR of our designated peer group over a three-year period. The ending TSR price is equal to the average closing price of our shares over the last 30-calendar days of the performance period. There have been no performance-based restricted stock units granted since 2016.
The following table summarizes activity for outstanding performance-based restricted stock units for the year-ended December 31, 2019:

Nonvested Performance-Based Restricted Stock Units	Shares	Weighted-Average Grant Date Fair Value
Outstanding at beginning of period	230,790	$5.18
Granted	—	—
Vested	(230,790)	5.18
Forfeited	—	—
Outstanding at the end of period	—	$—

Total compensation cost recognized for performance-based restricted stock units was $0.1 million, $0.8 million and $1.0 million for the years ended December 31, 2019, 2018 and 2017 respectively. During the year ended December 31, 2019, the total fair value of performance-based restricted stock units vested was $2.4 million.
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

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the activity for our outstanding time-vested restricted stock awards and restricted stock units for the year ended December 31, 2019:

Nonvested Restricted Stock Awards (Time-Vesting)	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2019	180,578	$9.56
Granted	104,900	7.34
Vested	(105,578)	10.49
Forfeited	—	—
Nonvested at December 31, 2019	179,900	$7.72

Nonvested Restricted Stock Units (Time-Vesting)	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2019	1,797,538	$8.33
Granted	1,351,916	7.24
Vested	(903,254)	6.97
Forfeited	(153,031)	8.06
Nonvested at December 31, 2019	2,093,169	$8.24

Total compensation cost recognized for restricted stock awards and restricted stock units was $9.8 million, $7.8 million and $8.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. Total unrecognized compensation cost at December 31, 2019 related to restricted stock awards and restricted stock units was approximately $10.4 million which is expected to be recognized over the next 2.2 years. During the years ended December 31, 2019, 2018 and 2017, the total fair value of shares vested was $7.2 million, $11.6 million and $10.4 million, respectively. For the years ended December 31, 2019, 2018 and 2017, we recognized tax benefits resulting from the vesting of restricted stock awards and units of $1.9 million, $2.8 million and $1.9 million, respectively.
Cash-Based Awards
The Compensation Committee also approved the issuance of cash-based awards during 2019, 2018 and 2017. The 2019 awards included a target amount of $2.3 million of performance-based cash awards. The 2018 awards included $1.3 million of time-based cash awards and a target amount of $1.3 million of performance-based cash awards. The 2017 awards included $5.3 million of time-based cash awards and a target amount of $1.3 million of performance-based cash awards. The time-based cash awards were granted to executive officers and other key employees and primarily vest in equal installments over a three-year period.
The performance-based cash awards were granted to executive officers and are to be paid based on the relative ranking of our TSR as compared to the TSR of our designated peer group. The performance period began June 1, 2019 and ends May 31, 2022 for the 2019 awards, began June 1, 2018 and ends May 31, 2021 for the 2018 awards, and began June 1, 2017 and ends May 31, 2020 for the 2017 awards. The ending TSR price is equal to the average closing price of our shares over the last 30-calendar days of the performance period. The cash payout for each executive ranges from 0% to 200% of target for the 2019 awards, and 0% to 150% of target for the 2018 and 2017 awards.
The performance-based cash awards are accrued as a liability award over the performance period based on the estimated fair value. The fair value of the performance-based cash awards is remeasured each period using a Monte-Carlo valuation model with changes in fair value recognized in the consolidated statement of operations. As of December 31, 2019 and 2018, the total liability for cash-based awards was $4.1 million and $3.0 million, respectively.
Defined Contribution Plan
Substantially all of our U.S. employees are covered by a defined contribution plan (“401(k) Plan”). Employees may voluntarily contribute up to 50% of compensation, as defined in the 401(k) Plan. Participants’ contributions, up to 3% of compensation, are matched 100% by us, and the participants’ contributions, from 3% to 6% of compensation, are matched 50%

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

by us. Under the 401(k) Plan, our cash contributions were $4.3 million, $3.9 million and $1.4 million for 2019, 2018 and 2017, respectively. In connection with the cost reduction programs implemented in early 2016, we temporarily eliminated our 401(k) matching contribution beginning in March 2016, and this temporary elimination was lifted in the second quarter of 2017.
Note 13 — Segment and Related Information
We operate our business through two reportable segments: Fluids Systems and Mats and Integrated Services. All intercompany revenues and related profits have been eliminated.
Fluids Systems — Our Fluids Systems segment provides customized drilling, completion, and stimulation fluids solutions to E&P customers primarily in North America, and Europe, the Middle East and Africa (“EMEA”), as well as certain countries in Asia Pacific and Latin America. We offer customized solutions for highly technical drilling projects involving complex subsurface conditions, such as horizontal, directional, geologically deep or drilling in deep water. These projects require high levels of monitoring and technical support of the fluids system during the drilling process.
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
Mats and Integrated Services — Our Mats and Integrated Services segment provides composite mat rentals utilized for temporary worksite access, along with related site construction and services to customers in various markets including E&P, electrical transmission & distribution, pipeline, solar, petrochemical, and construction industries across North America and Europe. We also sell composite mats to customers around the world. We manufacture our DURA-BASE® Advanced Composite Mats for use in our rental operations as well as for third-party sales. Our matting systems provide environmental protection and ensure all-weather access to sites with unstable soil conditions. The November 2017 acquisition of WSG expanded our range of site construction and related services we offer our customers across the U.S. to include a variety of complementary services to our composite matting systems, including access road construction, site planning and preparation, environmental protection, fluids and spill containment, erosion control, and site restoration services.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summarized financial information concerning our reportable segments is shown in the following tables:

	Year Ended December 31,
(In thousands)	2019	2018	2017

Revenues
Fluids systems	$620,317	$715,813	$615,803
Mats and integrated services	199,802	230,735	131,960
Total revenues	$820,119	$946,548	$747,763

Depreciation and amortization
Fluids systems	$21,202	$20,922	$21,566
Mats and integrated Services	21,763	21,321	14,991
Corporate office	4,179	3,656	3,200
Total depreciation and amortization	$47,144	$45,899	$39,757

Operating income (loss)
Fluids systems	$3,814	$40,337	$27,580
Mats and integrated services	47,466	60,604	40,491
Corporate office	(40,885)	(37,383)	(36,635)
Total operating income (loss)	$10,395	$63,558	$31,436

Segment assets
Fluids systems	$593,758	$617,615	$611,455
Mats and integrated services	265,786	270,248	260,931
Corporate office	40,535	27,991	30,330
Total segment assets	$900,079	$915,854	$902,716

Capital expenditures
Fluids Systems	$18,416	$15,356	$17,589
Mats and Integrated Services	23,535	27,043	11,956
Corporate office	2,855	2,742	1,826
Total capital expenditures	$44,806	$45,141	$31,371

Fluids Systems operating income for 2019 includes an $11.4 million non-cash impairment of goodwill and a total of $7.3 million of charges associated with facility closures and related exit costs, inventory write-downs, and severance costs, as well as the modification of the Company’s retirement policy. Corporate office operating loss for 2019 includes $3.4 million in charges associated with the February 2019 retirement policy modification.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents further disaggregated revenues for the Fluids Systems segment:

	Year Ended December 31,
(In thousands)	2019	2018	2017
United States	$395,618	$410,410	$341,075
Canada	31,635	66,416	54,322
Total North America	427,253	476,826	395,397

EMEA	172,263	192,537	179,360
Asia Pacific	15,273	17,733	4,081
Latin America	5,528	28,717	36,965
Total International	193,064	238,987	220,406

Total Fluids Systems revenues	$620,317	$715,813	$615,803

The following table presents further disaggregated revenues for the Mats and Integrated Services segment:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Service revenues	$73,130	$93,056	$34,943
Rental revenues	70,207	81,784	61,124
Product sales revenues	56,465	55,895	35,893
Total Mats and Integrated Services revenues	$199,802	$230,735	$131,960

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

	Year Ended December 31,
(In thousands)	2019	2018	2017
Revenues
United States	$578,698	$626,656	$460,872
Canada	37,496	67,374	55,600
Algeria	60,010	81,508	87,975
All Other EMEA	123,114	124,510	102,247
Asia Pacific	15,273	17,733	4,081
Latin America	5,528	28,767	36,988
Total revenues	$820,119	$946,548	$747,763

Long-lived assets
United States	$365,185	$338,475	$337,190
Canada	2,129	3,284	3,993
EMEA	46,447	41,774	46,269
Asia Pacific	2,862	2,898	3,120
Latin America	1,047	1,595	2,354
Total long-lived assets	$417,670	$388,026	$392,926

For 2019, 2018 and 2017, no single customer accounted for more than 10% of our consolidated revenues.
Note 14 — Supplemental Cash Flow and Other Information
Supplemental disclosures to the statements of cash flows are presented below:

(in thousands)	2019	2018	2017
Cash paid (received) for:
Income taxes (net of refunds)	$12,165	$15,627	$(20,396)
Interest	$8,718	$8,741	$8,718

Cash, cash equivalents, and restricted cash in the consolidated statements of cash flows consisted of the following:

(in thousands)	2019	2018	2017
Cash and cash equivalents	$48,672	$56,118	$56,352
Restricted cash (included in other current assets)	8,191	8,148	9,108
Cash, cash equivalents, and restricted cash	$56,863	$64,266	$65,460

Accounts payable and accrued liabilities at December 31, 2019, 2018, and 2017, included accruals for capital expenditures of $1.8 million, $4.2 million, and $2.7 million, respectively.
Accrued liabilities at December 31, 2019 and 2018 included accruals for employee incentives and other compensation related expenses of $21.6 million and $28.9 million, respectively.
Note 15 — Discontinued Operations
Following the sale of our Environmental Services business in March 2014, the buyer asserted that we had breached certain representations and warranties contained in the sale agreement. The disputed matter went to trial in 2017 and following commencement of the trial, we reached a settlement agreement with the buyer to effectively reduce the sales price by $22.0 million. The impact of this settlement resulted in a charge to discontinued operations of $22.0 million ($17.4 million net of tax) in 2017 to reduce the previously recognized gain from the sale of the Environmental Services business. See further discussion of the buyer’s claims and related litigation in Note 16.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summarized results of operations from discontinued operations are as follows:

(In thousands)	2017
Loss from disposal of discontinued operations before income taxes	$21,983
Loss from disposal of discontinued operations, net of tax	$17,367

Note 16 — Commitments and Contingencies
In the ordinary course of conducting our business, we become involved in litigation and other claims from private party actions, as well as judicial and administrative proceedings involving governmental authorities at the federal, state, and local levels. While the outcome of litigation or other proceedings against us cannot be predicted with certainty, management does not expect that any loss resulting from such litigation or other proceedings, in excess of any amounts accrued or covered by insurance, will have a material adverse impact on our consolidated financial statements.
Kenedy, Texas Drilling Fluids Facility Fire
In July 2018, a fire occurred at our Kenedy, Texas drilling fluids facility, destroying the distribution warehouse, including inventory and surrounding equipment. In addition, nearby residences and businesses were evacuated as part of the response to the fire. In order to avoid any customer service disruptions, we implemented contingency plans to supply products from alternate facilities in the area and region. During the third quarter of 2018 and subsequently, we have received petitions seeking payment for alleged bodily injuries, property damage, and punitive damages claimed to have been incurred as a result of the fire and the subsequent efforts we undertook to remediate any potential smoke damage. As of December 31, 2019, there are open claims with 19 plaintiffs seeking a total of approximately $1.5 million. While no trial date has been set for the matter at this time, we have been advised by our insurer that these claims are insured under our general liability insurance program. While this event and related claims are covered by our property, business interruption, and general liability insurance programs, these programs contain self-insured retentions, which remain our financial obligations.
During 2018, we incurred fire-related costs of $4.8 million, which included $1.9 million for inventory and property, plant and equipment, $2.1 million in property-related cleanup and other costs, and $0.8 million relating to our self-insured retention for third-party claims. Based on the provisions of our insurance policies and initial insurance claims filed, we estimated $4.0 million in expected insurance recoveries and recognized a charge of $0.8 million in other operating (income) loss, net, in the third quarter of 2018. The insurance receivable balance included in other receivables was $0.3 million and $0.6 million as of December 31, 2019 and 2018, respectively. As of December 31, 2019, the claims related to the fire under our property, business interruption, and general liability insurance programs have not been finalized.
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
Other
We do not have any special purpose entities. At December 31, 2019, we had $52.5 million in outstanding letters of credit, performance bonds, and other guarantees for which certain of the letters of credit are collateralized by $8.2 million in restricted cash. We also enter into normal short-term operating leases for office and warehouse space, as well as rolling stock and other

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

pieces of operating equipment. None of these off-balance sheet arrangements either had, or is expected to have, a material effect on our financial statements.
We are self-insured for health claims, subject to certain “stop loss” insurance policies. Claims in excess of $250,000 per incident are insured by third-party insurers. Based on historical experience, we had accrued liabilities of $0.8 million for unpaid claims incurred at both December 31, 2019 and 2018. Substantially all of these estimated claims are expected to be paid within six months of their occurrence. In addition, we are self-insured for certain workers’ compensation, auto, and general liability claims up to a certain policy limit. Claims in excess of $750,000 are insured by third-party reinsurers. Based on historical experience, we had accrued liabilities of $1.9 million and $2.2 million for the uninsured portion of claims as of December 31, 2019 and 2018, respectively.
We also maintain accrued liabilities for asset retirement obligations, which represent obligations associated with the retirement of tangible long-lived assets that result from the normal operation of the long-lived asset. Our asset retirement obligations primarily relate to required expenditures associated with owned and leased facilities. Upon settlement of the liability, a gain or loss for any difference between the settlement amount and the liability recorded is recognized. We had accrued asset retirement obligations of $1.2 million and $1.1 million as of December 31, 2019 and 2018, respectively.
Note 17 — Supplemental Selected Quarterly Financial Data (Unaudited)

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2019
Revenues	$211,473	$216,412	$202,763	$189,471
Operating income (loss)	5,679	10,914	6,288	(12,486)
Income (loss) from continuing operations	1,282	4,306	(1,441)	(17,093)
Net income (loss)	1,282	4,306	(1,441)	(17,093)

Income per common share - basic:
Income from continuing operations	$0.01	$0.05	$(0.02)	$(0.19)
Net income	$0.01	$0.05	$(0.02)	$(0.19)

Income per common share - diluted:
Income from continuing operations	$0.01	$0.05	$(0.02)	$(0.19)
Net income	$0.01	$0.05	$(0.02)	$(0.19)

Fiscal Year 2018
Revenues	$227,293	$236,262	$235,329	$247,664
Operating income	13,838	19,143	10,054	20,523
Income from continuing operations	7,222	10,846	3,644	10,569
Net income	7,222	10,846	3,644	10,569

Income per common share - basic:
Income from continuing operations	$0.08	$0.12	$0.04	$0.12
Net income	$0.08	$0.12	$0.04	$0.12

Income per common share - diluted:
Income from continuing operations	$0.08	$0.12	$0.04	$0.11
Net income	$0.08	$0.12	$0.04	$0.11

Operating income for the first quarter of 2019 includes $4.0 million in charges associated with the February 2019 retirement policy modification and $0.5 million related to severance costs. Operating loss for the fourth quarter of 2019 includes an $11.4 million non-cash impairment of goodwill and a total of $6.7 million of charges associated with facility closures and related exit costs, inventory write-downs, and severance costs.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019, the end of the period covered by this annual report.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019 as required by the Securities and Exchange Act of 1934 Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in a report entitled “Internal Control — Integrated Framework (2013).” We concluded that based on our evaluation, our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Newpark Resources, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 21, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.
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
February 21, 2020

ITEM 9B. Other Information
None.
PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The information required by this Item is incorporated by reference to the “Executive Officers” and “Election of Directors” sections of the definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders.
Compliance with Section 16(a) of the Exchange Act
The information required by this Item, if applicable, is incorporated by reference to the “Delinquent Section 16(a) Reports” section of the definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders.
Code of Conduct and Ethics
We have adopted a Code of Ethics for Senior Officers and Directors ("Code of Ethics"), and a Code of Business Ethics and Conduct (“Ethics Manual”) that applies to all officers and employees. The Code of Ethics and Ethics Manual are publicly available in the investor relations area of our website at www.newpark.com. Any amendments to, or waivers of, the Codes with respect to our principal executive officer, principal financial officer or principal accounting officer or controller, or persons performing similar functions, will be disclosed on our website within four business days following the date of the amendment or waiver. Copies of our Code of Ethics may also be requested in print by writing to Newpark Resources, Inc., 9320 Lakeside Blvd., Suite 100, The Woodlands, Texas, 77381.
ITEM 11. Executive Compensation
The information required by this Item is incorporated by reference to the “Executive Compensation” section of the definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the “Ownership of Common Stock” and “Equity Compensation Plan Information” sections of the definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the “Related Person Transactions” and “Director Independence” sections of the definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders.

ITEM 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to the “Independent Auditor” section of the definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders.

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

3.7	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 13, 2007 (SEC File No. 001-02960).
*4.1	Description of Common Stock of Newpark Resources, Inc.
4.2	Specimen form of common stock certificate of Newpark Resources, Inc., incorporated by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (SEC File No. 33-40716).

4.3
Indenture, dated December 5, 2016, between Newpark Resources, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 5, 2016 (SEC File No. 001-02960).

4.4	Form of 4.00% Convertible Senior Note due 2021, incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed on December 5, 2016 (SEC File No. 001-02960).
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

†10.19
Employment Agreement, dated as of July 1, 2017, between Newpark Resources, Inc. and Phillip T. Vollands, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 3, 2017 (SEC File No. 001-02960).

†10.20
Separation Agreement and General Release between Newpark Resources, Inc. and Phillip T. Vollands, dated December 3, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 10, 2018 (SEC File No. 00-02960).

†10.21
Employment Agreement, dated as of August 15, 2018, between Newpark Resources, Inc. and Edward Chipman Earle, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on April 26, 2019 (SEC File No. 001-02960).

†10.22
Employment Agreement, dated as of July 2, 2019, between Newpark Resources, Inc. and David Paterson, incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on July 8, 2019 (SEC File No. 001-02960).

†10.23
Employment Agreement, dated as of October 11, 2019, between Newpark Resources, Inc. and David Paterson, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on October 31, 2019 (SEC File No. 001-02960).

†10.24
Retirement and Restrictive Covenant Agreement and General Release, dated as of July 2, 2019, between Newpark Resources, Inc. and Bruce C. Smith, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 8, 2019 (SEC File No. 001-02960).

†10.25
Consulting Services Agreement, dated as of July 2, 2019 between Newpark Resources, Inc. and Bruce C. Smith, incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on July 8, 2019 (SEC File No. 001-02960).

10.26	Form of Indemnification Agreement, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on July 25, 2014 (SEC File No. 001-02960).
10.27
Indemnification Agreement, dated June 7, 2006, between the registrant and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2006 (SEC File No. 001-02960).

10.28
Amendment to the Indemnification Agreement between Newpark Resources, Inc. and Paul L. Howes dated September 11, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2007 (SEC File No. 001-02960).

10.29
Indemnification Agreement, dated October 26, 2011, between Gregg S. Piontek and Newpark Resources, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2011 (SEC File No. 001-02960).

†10.30
Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on March 26, 2007 (SEC File No. 333-0141577).

†10.31
Newpark Resources, Inc., 2008 Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.1 the Company’s Registration Statement on Form S-8 filed on December 9, 2008 (SEC File No. 333-156010).

†10.32
Form of Change of Control Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed on May 2, 2008 (SEC File No. 001-02960).

†10.33	Newpark Resources, Inc. 2010 Annual Cash Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2010 (SEC File No. 001-02960).
†10.34
Director Compensation Summary, incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 23, 2018 (SEC File No. 001-02960).

†10.35
Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009), incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on August 14, 2009 (SEC File No. 333-161378).

†10.36
Amendment No. 1 to the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009), incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).

†10.37
Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).

†10.38
Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).

†10.39
Form of Non-Qualified Stock Option Agreement for Participants Outside the United States under the 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on July 27, 2012 (SEC File No. 001-02960).

†10.40
Newpark Resources, Inc. 2014 Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on May 22, 2014 (SEC File No. 333-196164).

†10.41
Form of Non-Employee Director Restricted Stock Agreement under the Newpark Resources, Inc. 2014 Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on May 22, 2014 (SEC File No. 333-196164).

†10.42
Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on May 22, 2015 (SEC File No. 333-204403).

†10.43
Newpark Resources, Inc. Amended and Restated 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-8 filed on May 23, 2019 (SEC File No. 333-231715).

†10.44
Form of Restricted Stock Agreement (time vested) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333-204403).

†10.45
Form of Restricted Stock Unit Agreement (performance-based) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333-204403).

†10.46
Form of Restricted Stock Unit Agreement (retirement eligible) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

†10.47
Form of Restricted Stock Unit Agreement (not retirement eligible) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

†10.48
Form of Restricted Stock Unit Agreement (international) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

†10.49
Form of Non-Qualified Stock Option Agreement (retirement eligible) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

†10.50
Form of Non-Qualified Stock Option Agreement (not retirement eligible) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

†10.51
Form of Non-Qualified Stock Option Agreement (international) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

†10.52
Change in Control Agreement, dated as of April 22, 2016, between Newpark Resources, Inc. and Matthew S. Lanigan, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on July 29, 2016 (SEC File No. 001-02960).

†10.53
Change in Control Agreement, dated as of August 15, 2018, between Newpark Resources, Inc. and Edward Chipman Earle, incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on April 26, 2019 (SEC File No. 001-02960).

†10.54
Change in Control Agreement, dated as of July 2, 2019, between Newpark Resources, Inc. and David Paterson, incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed on July 8, 2019 (SEC File No. 001-02960).

†10.55
Confidentiality and Non-Competition Agreement, dated as of July 2, 2019, between Newpark Resources, Inc. and David Paterson, incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed on July 8, 2019 (SEC File No. 001-02960).

†10.56
Amendment No. 1 to Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-8 filed on May 19, 2016 (333-211459).

†10.57
Letter Agreement dated as of December 13, 2016 between Newpark Resources, Inc. and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 15, 2016 (SEC File No. 001-02960).

†10.58
Letter Agreement dated as of December 13, 2016 between Newpark Resources, Inc. and Gregg S. Piontek, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 15, 2016 (SEC File No. 001-02960).

†10.59
Letter Agreement dated as of December 13, 2016 between Newpark Resources, Inc. and Bruce C. Smith, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 15, 2016 (SEC File No. 001-02960).

†10.60
Letter Agreement dated as of December 13, 2016 between Newpark Resources, Inc. and Mark J. Airola, incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 15, 2016 (SEC File No. 001-02960).

†10.61
Letter Agreement, dated as of July 2, 2019, between Newpark Resources, Inc. and David Paterson, incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed on July 8, 2019 (SEC File No. 001-02960).

†10.62
Amendment No. 2 to Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed on May 18, 2017 (SEC File No. 333-218072).

†10.63
Newpark Resources, Inc. Amended and Restated Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on May 18, 2017 (SEC File No. 333-218074).

†10.64	Newpark Resources, Inc. Long-Term Cash Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2017 (SEC File No. 001-02960).
†10.65
Form of Time-Based Cash Award Agreement under the Newpark Resources, Inc. Long-Term Cash Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 15, 2017 (SEC File No. 001-02960).

†10.66
Form of Performance-Based Cash Award Agreement under the Newpark Resources, Inc. Long-Term Cash Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 15, 2017 (SEC File No. 001-02960).

†10.67
Form of Performance-Based Cash Award Agreement under the Newpark Resources, Inc. Long-Term Cash Incentive Plan, incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q filed on July 31, 2019 (SEC File No. 001-02960).

†10.68	Newpark Resources, Inc. Retirement Policy for U.S. Employees, approved and adopted April 6, 2015, amended as of February 19, 2019.
10.69
Purchase Agreement, dated November 29, 2016, by and between Newpark Resources, Inc. and Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers named therein, incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on December 5, 2016 (SEC File No. 001-02960).

10.70
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

10.71
First Amendment to Amended and Restated Credit Agreement and Amended and Restated Security Agreement, dated as of March 20, 2019, by and among Newpark Resources, Inc., Newpark Drilling Fluids LLC, Newpark Mats & Integrated Services LLC, Excalibar Minerals LLC and Dura-Base Nevada, Inc., as borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other Lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2019 (SEC File No. 001-02960).

*21.1	Subsidiaries of the Registrant.
*23.1	Consent of Independent Registered Public Accounting Firm.
*31.1	Certification of Paul L. Howes pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Gregg S. Piontek pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Paul L. Howes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Gregg S. Piontek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*95.1	Reporting requirements under the Mine Safety and Health Administration.
*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*101.SCH	Inline XBRL Schema Document
*101.CAL	Inline XBRL Calculation Linkbase Document
*101.LAB	Inline XBRL Label Linkbase Document
*101.PRE	Inline XBRL Presentation Linkbase Document
*101.DEF	Inline XBRL Definition Linkbase Document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: February 21, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Paul L. Howes	President, Chief Executive Officer and Director	February 21, 2020
Paul L. Howes	(Principal Executive Officer)

/s/ Gregg S. Piontek	Senior Vice President and Chief Financial Officer	February 21, 2020
Gregg S. Piontek	(Principal Financial Officer)

/s/ Douglas L. White	Vice President, Chief Accounting Officer and Treasurer	February 21, 2020
Douglas L. White	(Principal Accounting Officer)

/s/ Anthony J. Best	Chairman of the Board	February 21, 2020
Anthony J. Best

/s/ G. Stephen Finley	Director, Member of the Audit Committee	February 21, 2020
G. Stephen Finley

/s/ Roderick A. Larson	Director, Member of the Audit Committee	February 21, 2020
Roderick A. Larson

/s/ John C. Mingé	Director, Member of the Audit Committee	February 21, 2020
John C. Mingé

/s/ Rose M. Robeson	Director, Member of the Audit Committee	February 21, 2020
Rose M. Robeson