Form 10-Q
period 2020-03-31
NEWPARK RESOURCES INC
filed 2020-05-06
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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
        Yes ☐     No ☑
As of May 4, 2020, a total of 89,899,053 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED
MARCH 31, 2020

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. We also may provide oral or written forward-looking statements in other materials we release to the public. Words such as “will,” “may,” “could,” “would,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management as of the filing date of this Quarterly Report on Form 10-Q and include statements regarding the impact of the COVID-19 pandemic; however, various risks, uncertainties, contingencies, and other factors, some of which are beyond our control, are difficult to predict and could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, these statements.
We assume no obligation to update, amend, or clarify publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by securities laws. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.
For further information regarding these and other factors, risks, and uncertainties that could cause actual results to differ, we refer you to the risk factors set forth in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and in Part II Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.

PART I  FINANCIAL INFORMATION
ITEM 1. Financial Statements
Newpark Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	March 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$49,064	$48,672
Receivables, net	197,440	216,714
Inventories	187,979	196,897
Prepaid expenses and other current assets	16,241	16,526
Total current assets	450,724	478,809

Property, plant and equipment, net	305,732	310,409
Operating lease assets	32,049	32,009
Goodwill	42,108	42,332
Other intangible assets, net	28,032	29,677
Deferred tax assets	5,077	3,600
Other assets	3,110	3,243
Total assets	$866,832	$900,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$6,981	$6,335
Accounts payable	69,940	79,777
Accrued liabilities	36,335	42,750
Total current liabilities	113,256	128,862

Long-term debt, less current portion	155,965	153,538
Noncurrent operating lease liabilities	26,546	26,946
Deferred tax liabilities	32,614	34,247
Other noncurrent liabilities	8,092	7,841
Total liabilities	336,473	351,434

Commitments and contingencies (Note 8)

Common stock, $0.01 par value (200,000,000 shares authorized and 106,696,719 and 106,696,719 shares issued, respectively)	1,067	1,067
Paid-in capital	622,115	620,626
Accumulated other comprehensive loss	(75,440)	(67,947)
Retained earnings	120,501	134,119
Treasury stock, at cost (16,797,666 and 16,958,418 shares, respectively)	(137,884)	(139,220)
Total stockholders’ equity	530,359	548,645
Total liabilities and stockholders’ equity	$866,832	$900,079

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2020	2019
Revenues	$164,550	$211,473
Cost of revenues	146,084	174,976
Selling, general and administrative expenses	24,696	30,742
Other operating (income) loss, net	(344)	76
Operating income (loss)	(5,886)	5,679

Foreign currency exchange (gain) loss	1,982	(1,062)
Interest expense, net	3,201	3,656
Loss on extinguishment of debt	915	—
Income (loss) before income taxes	(11,984)	3,085

Provision for income taxes	164	1,803
Net income (loss)	$(12,148)	$1,282

Net income (loss) per common share - basic:	$(0.14)	$0.01
Net income (loss) per common share - diluted:	$(0.14)	$0.01

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2020	2019

Net income (loss)	$(12,148)	$1,282

Foreign currency translation adjustments (net of tax benefit of $272 and $70)	(7,493)	(1,921)

Comprehensive loss	$(19,641)	$(639)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In thousands)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2018	$1,064	$617,276	$(67,673)	$148,802	$(129,788)	$569,681
Net income	—	—	—	1,282	—	1,282
Employee stock options, restricted stock and employee stock purchase plan	—	309	—	—	481	790
Stock-based compensation expense	—	4,969	—	—	—	4,969
Treasury shares purchased at cost	—	—	—	—	(5,013)	(5,013)
Foreign currency translation, net of tax	—	—	(1,921)	—	—	(1,921)
Balance at March 31, 2019	$1,064	$622,554	$(69,594)	$150,084	$(134,320)	$569,788

Balance at December 31, 2019	$1,067	$620,626	$(67,947)	$134,119	$(139,220)	$548,645
Cumulative effect of accounting change	—	—	—	(735)	—	(735)
Net loss	—	—	—	(12,148)	—	(12,148)
Employee stock options, restricted stock and employee stock purchase plan	—	(103)	—	(735)	1,336	498
Stock-based compensation expense	—	1,592	—	—	—	1,592
Foreign currency translation, net of tax	—	—	(7,493)	—	—	(7,493)
Balance at March 31, 2020	$1,067	$622,115	$(75,440)	$120,501	$(137,884)	$530,359

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2020	2019
Cash flows from operating activities:
Net income (loss)	$(12,148)	$1,282
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	11,453	11,438
Stock-based compensation expense	1,592	4,969
Provision for deferred income taxes	(2,801)	(438)
Credit loss expense	20	386
Gain on sale of assets	(1,033)	(2,339)
Loss on extinguishment of debt	915	—
Amortization of original issue discount and debt issuance costs	1,573	1,481
Change in assets and liabilities:
Decrease in receivables	10,652	5,300
Decrease in inventories	5,466	10,139
Increase in other assets	(644)	(273)
Decrease in accounts payable	(9,842)	(15,149)
Decrease in accrued liabilities and other	(815)	(14,527)
Net cash provided by operating activities	4,388	2,269

Cash flows from investing activities:
Capital expenditures	(6,649)	(17,467)
Proceeds from sale of property, plant and equipment	3,673	1,771
Net cash used in investing activities	(2,976)	(15,696)

Cash flows from financing activities:
Borrowings on lines of credit	74,909	80,656
Payments on lines of credit	(58,948)	(61,524)
Purchases of Convertible Notes	(13,775)	—
Debt issuance costs	—	(927)
Proceeds from employee stock plans	—	330
Purchases of treasury stock	(32)	(5,013)
Other financing activities	(1,218)	(1,169)
Net cash provided by financing activities	936	12,353

Effect of exchange rate changes on cash	(2,576)	(581)

Net decrease in cash, cash equivalents, and restricted cash	(228)	(1,655)
Cash, cash equivalents, and restricted cash at beginning of period	56,863	64,266
Cash, cash equivalents, and restricted cash at end of period	$56,635	$62,611

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we collectively refer to as “we,” “our,” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. Our fiscal year end is December 31 and our first quarter represents the three-month period ended March 31. The results of operations for the first quarter of 2020 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise noted, all currency amounts are stated in U.S. dollars.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2020 and our results of operations and cash flows for the first quarter of 2020 and 2019. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2019 is derived from the audited consolidated financial statements at that date.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For further information, see Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2019.
New Accounting Pronouncements
Standards Adopted in 2020
Credit Losses. In 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance which requires financial assets measured at amortized cost basis, including trade receivables, to be presented at the net amount expected to be collected. The new guidance requires an entity to estimate its lifetime “expected credit loss” for such assets at inception, which will generally result in the earlier recognition of allowances for losses. Under previous guidance, reserves for uncollectible accounts receivable were determined on a specific identification basis when we believed that the required payment of specific amounts owed to us was not probable. Under the new guidance, our allowance for credit losses reflects losses that are expected over the contractual life of the asset, and takes into account historical loss experience, current and future economic conditions, and reasonable and supportable forecasts.
We adopted this new guidance as of January 1, 2020 using the modified retrospective transition method, and recorded a net reduction of $0.7 million to opening retained earnings to reflect the cumulative effect of adoption. Results for reporting periods beginning after December 31, 2019 are presented under the new guidance, while prior period amounts were not adjusted and continue to be reported in accordance with previous guidance. See Note 4 for additional required disclosures.
The cumulative effect of the changes made to our consolidated balance sheet for the adoption of the new accounting guidance for credit losses were as follows:

(In thousands)	Balance at December 31, 2019	Impact of Adoption of New Credit Losses Guidance	Balance at January 1, 2020
Receivables, net	$216,714	$(959)	$215,755
Deferred tax assets	3,600	59	3,659
Deferred tax liabilities	34,247	(165)	34,082
Retained earnings	134,119	(735)	133,384
Standards Not Yet Adopted
Income Taxes: Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued new guidance which is intended to simplify various aspects related to accounting for income taxes. This guidance is effective for us in the first quarter of 2021 with early adoption permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

Note 2 – Earnings Per Share
The following table presents the reconciliation of the numerator and denominator for calculating net income (loss) per share:

	First Quarter
(In thousands, except per share data)	2020	2019
Numerator
Net income (loss) - basic and diluted	$(12,148)	$1,282

Denominator
Weighted average common shares outstanding - basic	89,645	90,111
Dilutive effect of stock options and restricted stock awards	—	2,267
Dilutive effect of Convertible Notes	—	—
Weighted average common shares outstanding - diluted	89,645	92,378

Net income (loss) per common share
Basic	$(0.14)	$0.01
Diluted	$(0.14)	$0.01
We excluded the following weighted-average potential shares from the calculations of diluted net income (loss) per share during the applicable periods because their inclusion would have been anti-dilutive:

	First Quarter
(In thousands)	2020	2019
Stock options and restricted stock awards	4,835	1,712
For the first quarter of 2020, we excluded all potentially dilutive stock options and restricted stock awards in calculating diluted earnings per share as the effect was anti-dilutive due to the net loss incurred for this period. The Convertible Notes (as defined in Note 6) only impact the calculation of diluted net income per share in periods that the average price of our common stock, as calculated in accordance with the terms of the indenture governing the Convertible Notes, exceeds the conversion price of $9.33 per share. We have the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion of the Convertible Notes as further described in Note 6. If converted, we currently intend to settle the principal amount of the notes in cash and as a result, only the amounts payable in excess of the principal amount of the notes, if any, would be assumed to be settled with shares of common stock for purposes of computing diluted net income per share.
Note 3 – Repurchase Program
Our securities repurchase program remains available for repurchases of any combination of our common stock and our Convertible Notes. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows, available cash on hand, and borrowings under our ABL Facility (as defined in Note 6). As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. As of March 31, 2020, we had $67.2 million remaining under the program.
During the first quarter of 2020, we repurchased $14.5 million of our Convertible Notes in the open market under the repurchase program for a total cost of $13.8 million. There were no Convertible Notes repurchased under the program during 2019.
There were no shares of common stock repurchased under the repurchase program during the first quarter of 2020. During the first quarter of 2019, we repurchased an aggregate of 655,666 shares of our common stock under the program for a total cost of $5.0 million.

Note 4 – Receivables
Receivables consisted of the following:

(In thousands)	March 31, 2020	December 31, 2019
Trade receivables:
Gross trade receivables	$188,576	$207,554
Allowance for credit losses	(6,141)	(6,007)
Net trade receivables	182,435	201,547
Income tax receivables	6,263	7,393
Other receivables	8,742	7,774
Total receivables, net	$197,440	$216,714
Other receivables included $7.0 million and $6.2 million for value added, goods and service taxes related to foreign jurisdictions as of March 31, 2020 and December 31, 2019, respectively.
We adopted the new accounting guidance for credit losses as of January 1, 2020 (see Note 1 for additional information). To measure expected credit losses, we evaluate our receivables on a collective basis for assets that share similar risk characteristics. Our allowance for credit losses reflects losses that are expected over the contractual life of the asset, and takes into account historical loss experience, current and future economic conditions, and reasonable and supportable forecasts.
Changes in our allowance for credit losses were as follows:

	First Quarter
(In thousands)	2020	2019
Balance at beginning of period	$6,007	$10,034
Cumulative effect of accounting change	959	—
Credit loss expense	20	386
Write-offs, net of recoveries	(845)	(861)
Balance at end of period	$6,141	$9,559

Note 5 – Inventories
Inventories consisted of the following:

(In thousands)	March 31, 2020	December 31, 2019
Raw materials:
Fluids systems	$124,623	$141,314
Mats and integrated services	4,451	5,049
Total raw materials	129,074	146,363
Blended fluids systems components	40,892	39,542
Finished goods - mats	18,013	10,992
Total inventories	$187,979	$196,897
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

	March 31, 2020			December 31, 2019
(In thousands)	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt
Convertible Notes	$85,500	$(9,261)	$76,239	$100,000	$(12,291)	$87,709
ABL Facility	79,000	—	79,000	65,000	—	65,000
Other debt	7,707	—	7,707	7,164	—	7,164
Total debt	172,207	(9,261)	162,946	172,164	(12,291)	159,873
Less: Current portion	(6,981)	—	(6,981)	(6,335)	—	(6,335)
Long-term debt	$165,226	$(9,261)	$155,965	$165,829	$(12,291)	$153,538
Convertible Notes. In December 2016, we issued $100.0 million of unsecured convertible senior notes (“Convertible Notes”) that mature on December 1, 2021, of which $85.5 million principal amount was outstanding at March 31, 2020. The notes bear interest at a rate of 4.0% per year, payable semiannually in arrears on June 1 and December 1 of each year.
Holders may convert the notes at their option at any time prior to the close of business on the business day immediately preceding June 1, 2021, only under the following circumstances:
•during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days (regardless of whether consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the notes in effect on each applicable trading day;
•during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day was less than 98% of the last reported sale price of our common stock on such date multiplied by the conversion rate on each such trading day; or
•upon the occurrence of specified corporate events, as described in the indenture governing the notes, such as a consolidation, merger, or share exchange.
On or after June 1, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing conditions have been satisfied. As of May 4, 2020, the notes were not convertible.
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
In accordance with accounting guidance for convertible debt with a cash conversion option, we separately accounted for the debt and equity components of the notes in a manner that reflected our estimated nonconvertible debt borrowing rate. As of March 31, 2020, the carrying amount of the debt component was $76.2 million, which is net of the unamortized debt discount and debt issuance costs of $9.3 million. Including the impact of the unamortized debt discount and debt issuance costs, the effective interest rate on the notes is approximately 11.3%.
During the first quarter of 2020, we repurchased $14.5 million of our Convertible Notes in the open market for a total cost of $13.8 million, and recognized a net loss of $0.9 million reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including original issue discount and debt issuance costs.
Asset-Based Loan Facility. In May 2016, we entered into an asset-based revolving credit agreement which replaced our previous credit agreement. In October 2017, we entered into an Amended and Restated Credit Agreement and in March 2019, we entered into a First Amendment to Amended and Restated Credit Agreement (as amended, the “ABL Facility”). The ABL Facility provides financing of up to $200.0 million available for borrowings (inclusive of letters of credit) and can be increased up to a maximum capacity of $275.0 million, subject to certain conditions. As of March 31, 2020, our total availability under the ABL Facility was $151.0 million, of which $79.0 million was drawn, resulting in remaining availability of $72.0 million.

The ABL Facility terminates in March 2024; however, the ABL Facility has a springing maturity date that will accelerate the maturity of the ABL Facility to September 1, 2021 if, prior to such date, the Convertible Notes have not been repurchased, redeemed, refinanced, exchanged or otherwise satisfied in full or we have not escrowed an amount of funds, that together with the amount that we establish as a reserve against our borrowing capacity, is sufficient for the future settlement of the Convertible Notes at their maturity. The ABL Facility requires compliance with a minimum fixed charge coverage ratio and minimum unused availability of $25.0 million to utilize borrowings or assignment of availability under the ABL Facility towards funding the repayment of the Convertible Notes.
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
Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. and (c) LIBOR, subject to a floor of zero, plus 100 basis points, plus, in each case, an applicable margin per annum. The applicable margin ranges from 150 to 200 basis points for LIBOR borrowings, and 50 to 100 basis points for base rate borrowings, based on the consolidated fixed charge coverage ratio as defined in the ABL Facility. As of March 31, 2020, the applicable margin for borrowings under our ABL Facility was 150 basis points with respect to LIBOR borrowings and 50 basis points with respect to base rate borrowings. The weighted average interest rate for the ABL Facility was 2.4% at March 31, 2020. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 25 to 37.5 basis points, based on the level of outstanding borrowings, as defined in the ABL Facility. As of March 31, 2020, the applicable commitment fee was 37.5 basis points.
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
Other Debt. Certain of our foreign subsidiaries maintain local credit arrangements consisting primarily of lines of credit or overdraft facilities which are generally renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. We had $6.7 million and $4.8 million outstanding under these arrangements at March 31, 2020 and December 31, 2019, respectively.
In addition, at March 31, 2020, we had $49.8 million in outstanding letters of credit, performance bonds, and other guarantees for which certain of the letters of credit are collateralized by $7.6 million in restricted cash.
Our financial instruments include cash and cash equivalents, receivables, payables, and debt. We believe the carrying values of these instruments, with the exception of our Convertible Notes, approximated their fair values at March 31, 2020 and December 31, 2019. The estimated fair value of our Convertible Notes was $63.8 million at March 31, 2020 and $101.4 million at December 31, 2019, based on quoted market prices at these respective dates.

Note 7 – Income Taxes
The provision for income taxes was $0.2 million for the first quarter of 2020 despite reporting a pretax loss. This result primarily reflects the impact of the geographic composition of our pretax loss, where the tax benefit from losses in the U.S was more than offset by the tax expense related to earnings from our international operations. The provision for income taxes was $1.8 million for the first quarter of 2019, reflecting an effective tax rate of 58%. The 2019 effective tax rate was negatively impacted by $0.7 million of discrete tax adjustments relative to the amount of pre-tax income.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. The CARES Act contains several tax provisions, including but not limited to additional carryback opportunities for net operating losses, temporary increases in the interest deductibility threshold, and the acceleration of refunds for any remaining alternative minimum tax (“AMT”) carryforwards. While there was no material impact from the CARES Act in our provision for income taxes for the first quarter of 2020, we are continuing to evaluate the provisions of the CARES Act and currently anticipate filing an amendment to our 2018 U.S. federal income tax return in the second quarter of 2020 to accelerate the refund of $0.7 million of AMT carryforwards.
The CARES Act also permits most companies to defer paying their portion of certain applicable payroll taxes from the date the CARES Act was signed into law through December 31, 2020. The deferred amount will be due in two equal installments on December 31, 2021 and December 31, 2022. While we anticipate deferrals of applicable payroll taxes through December 31, 2020, there were no deferrals at March 31, 2020.

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
Kenedy, Texas Drilling Fluids Facility Fire
In July 2018, a fire occurred at our Kenedy, Texas drilling fluids facility, destroying the distribution warehouse, including inventory and surrounding equipment. In addition, nearby residences and businesses were evacuated as part of the response to the fire. In order to avoid any customer service disruptions, we implemented contingency plans to supply products from alternate facilities in the area and region. Subsequently, we received petitions seeking payment for alleged bodily injuries, property damage, and punitive damages claimed to have been incurred as a result of the fire and the subsequent efforts we undertook to remediate any potential smoke damage. As of March 31, 2020, there are open claims remaining with four plaintiffs. We have been advised by our insurer that these claims are insured under our insurance programs. As of March 31, 2020, the claims related to the fire under our property, business interruption, and general liability insurance programs have not been finalized.
Note 9 – Supplemental Disclosures to the Statements of Cash Flows
Supplemental disclosures to the statements of cash flows are presented below:

	First Quarter
(In thousands)	2020	2019
Cash paid for:
Income taxes (net of refunds)	$1,888	$3,868
Interest	$991	$1,514
Cash, cash equivalents, and restricted cash in the consolidated statements of cash flows consisted of the following:

(In thousands)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$49,064	$48,672
Restricted cash (included in prepaid expenses and other current assets)	7,571	8,191
Cash, cash equivalents, and restricted cash	$56,635	$56,863

Note 10 – Segment Data
Summarized operating results for our reportable segments are shown in the following table (net of inter-segment transfers):

	First Quarter
(In thousands)	2020	2019
Revenues
Fluids systems	$132,805	$160,653
Mats and integrated services	31,745	50,820
Total revenues	$164,550	$211,473

Operating income (loss)
Fluids systems	$(2,268)	$3,874
Mats and integrated services	3,062	13,538
Corporate office	(6,680)	(11,733)
Total operating income (loss)	$(5,886)	$5,679
        The following table presents further disaggregated revenues for the Fluids Systems segment:

	First Quarter
(In thousands)	2020	2019
United States	$73,660	$103,059
Canada	13,260	13,266
Total North America	86,920	116,325

EMEA	42,137	37,765
Other	3,748	6,563
Total International	45,885	44,328

Total Fluids Systems revenues	$132,805	$160,653
The following table presents further disaggregated revenues for the Mats and Integrated Services segment:

	First Quarter
(In thousands)	2020	2019
Service revenues	$14,101	$21,150
Rental revenues	13,502	21,580
Product sales revenues	4,142	8,090
Total Mats and Integrated Services revenues	$31,745	$50,820

We recognized $1.4 million of charges for inventory write-downs and severance costs in the first quarter of 2020, with $1.2 million in the Fluids Systems segment and $0.2 million in the Corporate office. During March 2020, oil prices collapsed due to geopolitical events along with the worldwide effects of the COVID-19 pandemic. As of May 1, 2020, the U.S. active rig count was 408, reflecting a 48% decline from the first quarter 2020 average level, and is expected to continue to significantly decline in the coming months. In response to the deteriorating U.S. land oil and natural gas market, we initiated certain headcount reductions and other cost reduction programs late in the first quarter of 2020, and these actions have continued into the second quarter of 2020. As a result, we expect to recognize additional severance charges and certain facility exit costs in the second quarter of 2020; however, such amounts are not currently estimable.
We also made the decision in late 2019 to wind down our Brazil operations. At March 31, 2020, we had $11.6 million of accumulated translation losses related to our subsidiary in Brazil. As such, we will reclassify these losses and recognize a charge to income at such time when we have substantially liquidated our subsidiary in Brazil.

As of March 31, 2020, our consolidated balance sheet includes $42.1 million of goodwill, all of which relates to the Mats and Integrated Services segment. Goodwill and other indefinite-lived intangible assets are tested for impairment annually as of November 1, or more frequently, if indicators of impairment exists. In March 2020, primarily as a result of the collapse in oil prices and the expected declines in the U.S. land E&P markets, along with a significant decline in the quoted market prices of our common stock, we considered these developments to be a potential indicator of impairment that required us to complete an interim goodwill impairment evaluation. As such, in March 2020, we estimated the fair value of our Mats and Integrated Services reporting unit based on our current forecasts and expectations for market conditions and determined that even though the estimated fair value had decreased, the fair value remained substantially in excess of its net carrying value, and therefore, no impairment was required.
As of March 31, 2020, our consolidated balance sheet also includes $305.7 million of property, plant and equipment, net, and $27.5 million of finite-lived intangible assets, net, which combined includes $170.8 million in the Fluids Systems segment and $150.8 million in the Mats and Integrated Services segment. We review property, plant and equipment, finite-lived intangible assets and certain other assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We assess recoverability based on expected undiscounted future net cash flows. With the market uncertainty as discussed above, we completed an impairment review of such assets in March 2020, which indicated that the estimated undiscounted cash flows exceeded the carrying value, and therefore, no impairment was required.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition, results of operations, liquidity, and capital resources should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2019. Our first quarter represents the three-month period ended March 31. Unless otherwise noted, all currency amounts are stated in U.S. dollars. The reference to a “Note” herein refers to the accompanying Notes to Unaudited Condensed Consolidated Financial Statements contained in Item 1 “Financial Statements.”
Overview
We are a geographically diversified supplier providing products, as well as rentals and services. We operate our business through two reportable segments: Fluids Systems, which primarily serves the oil and natural gas exploration and production (“E&P”) industry, and Mats and Integrated Services, which serves a variety of industries, including E&P, electrical transmission & distribution, pipeline, solar, petrochemical, and construction industries.
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
While our revenue potential is driven by a number of factors including those described above, rig count data remains the most widely accepted indicator of drilling activity. Average North American rig count data for the first quarter of 2020 as compared to the first quarter of 2019 is as follows:

	First Quarter		2020 vs 2019
	2020	2019	Count	%
U.S. Rig Count	785	1,043	(258)	(25)%
Canada Rig Count	196	183	13	7%
North America Rig Count	981	1,226	(245)	(20)%
_______________________________________________________
Source: Baker Hughes Company
During 2019, U.S. rig counts steadily declined, exiting the year at 805 active rigs, a 26% decline from the end of 2018. During March 2020, oil prices collapsed due to geopolitical events along with the worldwide effects of the COVID-19 pandemic. As a result, U.S. rig counts have declined further, and as of May 1, 2020, the U.S. active rig count was 408, reflecting a 48% decline from the first quarter 2020 average level, and is expected to continue to significantly decline in the coming months. With the continued decline in the U.S. land market rig count over the past several weeks, we expect revenues from U.S. land markets will significantly decline in the near term, driven by the anticipated reductions in E&P drilling and completion activity. The Canada active rig count was 27 as of May 1, 2020, largely reflecting the normal seasonality for this market, with the highest rig count levels generally observed in the first quarter of each year, prior to Spring break-up; however, the current weakness in oil prices are expected to lead to lower activity in Canada throughout 2020.
Outside of North America, drilling activity is generally more stable as drilling activity in many countries is based on longer-term economic projections and multi-year drilling programs, which tends to reduce the impact of short-term changes in commodity prices on overall drilling activity. However, operations in several countries in the EMEA region experienced activity disruptions and project delays beginning in March 2020, driven by government-imposed restrictions on movements of personnel, quarantines of staffing, and logistical limitations as a result of the COVID-19 pandemic, and we expect these disruptions and project delays to continue throughout the second quarter of 2020. While the duration and magnitude of the ongoing health pandemic are very difficult to predict, we currently estimate our international revenues will decline sequentially by at least $10 million in the second quarter of 2020.
In response to the deteriorating U.S. land oil and natural gas market and reduced demand for our products and services as a result of the decline in oil prices and the COVID-19 pandemic, we initiated a number of actions late in the first quarter of 2020 aimed at conserving cash and protecting our liquidity, and these actions have continued into the second quarter of 2020, including:
•The implementation of cost reduction programs, including workforce reductions, employee furloughs, the suspension of the Company’s matching contributions to its U.S. defined contribution plan, and temporary salary reductions effective April 1, 2020 for a significant portion of U.S. employees, including a 15% cut to the salaries paid to executive officers and the annual cash retainers paid to all non-employee members of the Board of Directors;
•The initiation of additional actions to further reduce the operational footprint of the Fluids Systems business in U.S. land, to better align our cost structure with expected declines in market activity levels; and
•The elimination of all non-critical capital investments, which reduces our expected full year 2020 capital expenditures to approximately $15 million to $20 million.
We recognized $1.4 million of charges for inventory write-downs and severance costs in the first quarter of 2020, with $1.2 million in the Fluids Systems segment and $0.2 million in the Corporate office. In addition, as a result of the ongoing cost reduction programs described above, we expect to recognize additional severance charges and certain facility exit costs in the second quarter of 2020; however, such amounts are not currently estimable. While we have taken certain actions to reduce our workforce and cost structure, our business contains high levels of fixed costs, including significant facility and personnel expenses. We continue to evaluate under-performing areas as well as opportunities to further enable a more efficient and scalable cost structure. In the absence of a longer-term increase in activity levels, we may incur future charges related to further cost reduction efforts or potential asset impairments, which may negatively impact our future results.
Segment Overview
Our Fluids Systems segment, which generated 81% of consolidated revenues for the first quarter of 2020, provides customized drilling, completion, and stimulation fluids solutions to E&P customers primarily in North America and Europe, the Middle East and Africa (“EMEA”), as well as certain countries in Asia Pacific and Latin America. International expansion, including the penetration of international oil companies (“IOCs”) and national oil companies (“NOCs”), is a key element of our Fluids Systems strategy, which has historically helped to stabilize segment revenues while North American oil and natural gas exploration activities have fluctuated significantly. Revenues from IOC and NOC customers represented approximately 38% of Fluids Systems segment revenues for the first quarter of 2020.
In addition to our international expansion efforts, we have also expanded our presence in the deepwater Gulf of Mexico, capitalizing on our capabilities, infrastructure, and strong market position, as well as through product line extensions into adjacent product offerings, including completion fluids. Revenues for drilling and completion fluids from offshore Gulf of Mexico increased to $16 million for the first quarter of 2020 compared to $6 million for the first quarter of 2019.
In response to the increasing market demand for cleaning products following the COVID-19 pandemic, we are leveraging our chemical blending capacity and technical expertise to begin producing a variety of disinfectants and cleaning products in the second quarter of 2020. In April 2020, we received our first customer order as part of this effort, and we are working with several other potential customers with plans to ramp up production over the next several months.
Our Mats and Integrated Services segment, which generated 19% of consolidated revenues for the first quarter of 2020, provides composite mat rentals utilized for temporary worksite access, along with related site construction and services to customers in various markets including E&P, electrical transmission & distribution, pipeline, solar, petrochemical, and construction industries across North America and Europe. We also sell composite mats to customers around the world.
The expansion of our rental and service activities in non-E&P markets remains a strategic priority for us due to the magnitude of this market growth opportunity, as well as the market’s relative stability compared to E&P. The Mats and Integrated Services segment rental and service revenues from non-E&P markets was approximately $15 million for the first quarter of 2020 compared to approximately $17 million for the first quarter of 2019. Product sales revenues largely reflect sales to utility customers and other non-E&P markets, and typically fluctuate based on the timing of customer orders. Including product sales, total revenues from non-E&P markets represented approximately 60% of total segment revenues for the first quarter of 2020 compared to approximately 44% of total segment revenues for the first quarter of 2019. During the first quarter of 2020, our business was impacted by the COVID-19 pandemic, as customers cited COVID-related market uncertainty and logistical restrictions for delays in sales orders and project timing. The ongoing impact of these uncertainties and logistical restrictions on our operations are difficult to predict. We currently believe increased activity is contingent upon our customers gaining confidence in the broader economic recovery, as customer quoting activity remains robust both for rental projects and product sales.

First Quarter of 2020 Compared to First Quarter of 2019
Consolidated Results of Operations
Summarized results of operations for the first quarter of 2020 compared to the first quarter of 2019 are as follows:

	First Quarter		2020 vs 2019
(In thousands)	2020	2019	$	%
Revenues	$164,550	$211,473	$(46,923)	(22)%
Cost of revenues	146,084	174,976	(28,892)	(17)%
Selling, general and administrative expenses	24,696	30,742	(6,046)	(20)%
Other operating (income) loss, net	(344)	76	(420)	NM
Operating income (loss)	(5,886)	5,679	(11,565)	NM

Foreign currency exchange (gain) loss	1,982	(1,062)	3,044	NM
Interest expense, net	3,201	3,656	(455)	(12)%
Loss on extinguishment of debt	915	—	915	NM
Income (loss) before income taxes	(11,984)	3,085	(15,069)	NM

Provision for income taxes	164	1,803	(1,639)	NM
Net income (loss)	$(12,148)	$1,282	$(13,430)	NM
Revenues
Revenues decreased 22% to $164.6 million for the first quarter of 2020, compared to $211.5 million for the first quarter of 2019. This $46.9 million decrease includes a $49.1 million (30%) decrease in revenues in North America, comprised of a $29.4 million decrease in the Fluids Systems segment and a $19.7 million decrease in the Mats and Integrated Services segment. Revenues from our North America operations decreased primarily due to the weakening U.S. land market. Revenues from our international operations increased by $2.2 million (5%), primarily driven by increased activity in our EMEA region. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues decreased 17% to $146.1 million for the first quarter of 2020, compared to $175.0 million for the first quarter of 2019. This $28.9 million decrease was primarily driven by the 22% decrease in revenues described above. See the operating segment results below for information regarding our ongoing cost reduction actions.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $6.0 million to $24.7 million for the first quarter of 2020, compared to $30.7 million for the first quarter of 2019. This decrease was primarily driven by lower stock-based compensation expense, due to a charge of $4.0 million in the first quarter of 2019 associated with the February 2019 retirement policy modification, as well as lower performance-based incentive compensation and lower spending related to legal matters. Selling, general and administrative expenses as a percentage of revenues was 15.0% for the first quarter of 2020 compared to 14.5% for the first quarter of 2019.
Foreign currency exchange
Foreign currency exchange was a $2.0 million loss for the first quarter of 2020 compared to a $1.1 million gain for the first quarter of 2019, and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.

Interest expense, net
Interest expense was $3.2 million for the first quarter of 2020 compared to $3.7 million for the first quarter of 2019. Interest expense for the first quarter of 2020 and 2019 includes $1.6 million and $1.5 million, respectively, in non-cash amortization of original issue discount and debt issuance costs.
Loss on extinguishment of debt
The $0.9 million loss for the first quarter of 2020 reflects the difference in the amount paid and the net carrying value of the extinguished debt, including original issue discount and debt issuance costs, related to the repurchase of $14.5 million of our Convertible Notes in the open market for $13.8 million.
Provision for income taxes
The provision for income taxes was $0.2 million for the first quarter of 2020 despite reporting a pretax loss. This result primarily reflects the impact of the geographic composition of our pretax loss, where the tax benefit from losses in the U.S was more than offset by the tax expense related to earnings from our international operations. The provision for income taxes was $1.8 million for the first quarter of 2019, reflecting an effective tax rate of 58%. The 2019 effective tax rate was negatively impacted by $0.7 million of discrete tax adjustments relative to the amount of pre-tax income.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Quarter		2020 vs 2019
(In thousands)	2020	2019	$	%
Revenues
Fluids systems	$132,805	$160,653	$(27,848)	(17)%
Mats and integrated services	31,745	50,820	(19,075)	(38)%
Total revenues	$164,550	$211,473	$(46,923)	(22)%

Operating income (loss)
Fluids systems	$(2,268)	$3,874	$(6,142)
Mats and integrated services	3,062	13,538	(10,476)
Corporate office	(6,680)	(11,733)	5,053
Total operating income (loss)	$(5,886)	$5,679	$(11,565)

Segment operating margin
Fluids systems	(1.7)%	2.4%
Mats and integrated services	9.6%	26.6%
Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	First Quarter		2020 vs 2019
(In thousands)	2020	2019	$	%
United States	$73,660	$103,059	$(29,399)	(29)%
Canada	13,260	13,266	(6)	—%
Total North America	86,920	116,325	(29,405)	(25)%

EMEA	42,137	37,765	4,372	12%
Other	3,748	6,563	(2,815)	(43)%
Total International	45,885	44,328	1,557	4%

Total Fluids Systems revenues	$132,805	$160,653	$(27,848)	(17)%
North America revenues decreased 25% to $86.9 million for the first quarter of 2020, compared to $116.3 million for the first quarter of 2019. This decrease was primarily attributable a $39.0 million decrease from U.S. land markets driven by the 25% decline in U.S. rig count, partially offset by a $9.6 million increase from offshore Gulf of Mexico driven primarily by market share gains. For the first quarter of 2020, U.S. revenues included $58.0 million from land markets and $15.7 million from offshore Gulf of Mexico.
Internationally, revenues increased 4% to $45.9 million for the first quarter of 2020, compared to $44.3 million for the first quarter of 2019. The increase in EMEA was primarily attributable to increases in Italy, Tunisia, and Kuwait, partially offset by lower activity in Algeria and Romania. The decrease in other international was primarily attributable to the completion of the Baker Hughes Greater Enfield project in Australia.

Operating income (loss)
The Fluids Systems segment incurred an operating loss of $2.3 million for the first quarter of 2020, reflecting a $6.1 million change from the $3.9 million of operating income generated for the first quarter of 2019. Fluids Systems operating loss for the first quarter of 2020 included $1.2 million of charges related to inventory write-downs and severance costs, whereas the first quarter of 2019 included $1.1 million of charges related to severance costs and the February 2019 retirement policy modification. Excluding these charges, the decrease in operating income includes an $8.5 million decline from North American operations partially offset by a $2.4 million increase from international operations. These changes in operating income are primarily attributable to the changes in revenues described above.
During the fourth quarter of 2019, we made the decision to wind down our Brazil operations. We may incur operating losses and asset write-downs as we wind down these operations. In addition, at March 31, 2020, we had $11.6 million of accumulated translation losses related to our subsidiary in Brazil, that are reflected in accumulated other comprehensive loss in stockholders’ equity. Accounting guidance requires that we reclassify these accumulated translation losses and recognize a charge to income at such time when we have substantially liquidated the assets of our subsidiary in Brazil.
Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	First Quarter		2020 vs 2019
(In thousands)	2020	2019	$	%
Rental and service revenues	$27,603	$42,730	$(15,127)	(35)%
Product sales revenues	4,142	8,090	(3,948)	(49)%
Total Mats and Integrated Services revenues	$31,745	$50,820	$(19,075)	(38)%
Rental and service revenues decreased $15.1 million to $27.6 million for the first quarter of 2020, compared to $42.7 million for the first quarter of 2019, which includes a decrease in revenues from E&P customers of $13.9 million, primarily resulting from lower U.S. activity caused by the decline in oil and natural gas prices. Revenues from product sales, which typically fluctuate based on the timing of mat orders from customers, was negatively impacted in the first quarter of 2020 as certain customers delayed orders due to the uncertainty related to the COVID-19 pandemic.
Operating income
The Mats and Integrated Services segment generated operating income of $3.1 million for the first quarter of 2020 compared to $13.5 million for the first quarter of 2019, the decrease being primarily attributable to the change in revenues as described above.
Corporate Office
Corporate office expenses decreased $5.1 million to $6.7 million for the first quarter of 2020, compared to $11.7 million for the first quarter of 2019. This decrease was primarily driven by lower stock-based compensation expense, including a charge of $3.4 million in the first quarter of 2019 associated with the February 2019 retirement policy modification, as well as lower spending related to legal matters.

Liquidity and Capital Resources
Net cash provided by operating activities was $4.4 million for the first quarter of 2020 compared to $2.3 million for the first quarter of 2019. During the first quarter of 2020, net income adjusted for non-cash items used cash of $0.4 million, while changes in working capital provided cash of $4.8 million.
Net cash used in investing activities was $3.0 million for the first quarter of 2020, including capital expenditures of $6.6 million. Capital expenditures during the first quarter of 2020 included $3.2 million for the Mats and Integrated Services segment, including investments in the mat rental fleet as well as new products, and $2.3 million for the Fluids Systems segment.
Net cash provided by financing activities was $0.9 million for the first quarter of 2020, which includes net borrowings of $14.0 million on our ABL Facility offset by $13.8 million in repurchases of our Convertible Notes (as defined below).
We expect our revenues and operating results will be negatively impacted by the decrease in demand for our products and services from the dramatic decline in the price of and demand for oil as well as the COVID-19 pandemic and related economic shutdowns around the world. We have initiated a number of actions aimed at conserving cash and protecting our liquidity, including workforce and salary reductions, elimination of all non-critical capital expenditures, as well as actions to reduce our operational footprint to match current and anticipated activity levels by operating region. We currently expect total 2020 capital expenditures to be approximately $15.0 million to $20.0 million. We anticipate that future working capital requirements for our operations will fluctuate directionally with revenues. As such, we anticipate that our near-term working capital requirements will decrease as a result of expected declines in revenues as well as on-going efforts to reduce inventory levels. Availability under our ABL Facility also provides additional liquidity as discussed further below. Total availability under the ABL Facility will fluctuate directionally based on the level of eligible accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet. As of May 5, 2020, our total availability under the ABL Facility was $154.3 million, of which $72.0 million was drawn, resulting in remaining availability of $82.3 million.
While substantially all our $49.1 million of cash on hand at March 31, 2020 resides in our international subsidiaries, we expect to continue to repatriate excess cash from these international subsidiaries, subject to exchange or cash controls and the cash requirements to support the strategic objectives of these international subsidiaries. We expect our available cash on-hand, cash generated by operations, and remaining availability under our ABL Facility to be adequate to fund current operations during the next 12 months, and we continue to evaluate access to capital and other sources of additional liquidity to support our longer-term liquidity options. In addition, we may continue to purchase our common stock or Convertible Notes under our existing repurchase program from time to time.
Our capitalization is as follows:

(In thousands)	March 31, 2020	December 31, 2019
Convertible Notes	$85,500	$100,000
ABL Facility	79,000	65,000
Other debt	7,707	7,164
Unamortized discount and debt issuance costs	(9,261)	(12,291)
Total debt	$162,946	$159,873

Stockholder's equity	530,359	548,645
Total capitalization	$693,305	$708,518

Total debt to capitalization	23.5%	22.6%
Convertible Notes. In December 2016, we issued $100.0 million of unsecured convertible senior notes (“Convertible Notes”) that mature on December 1, 2021, of which $85.5 million principal amount was outstanding at March 31, 2020. The notes bear interest at a rate of 4.0% per year, payable semiannually in arrears on June 1 and December 1 of each year.
Holders may convert the notes at their option at any time prior to the close of business on the business day immediately preceding June 1, 2021, only under the following circumstances:
•during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days (regardless of whether consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the notes in effect on each applicable trading day;

•during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day was less than 98% of the last reported sale price of our common stock on such date multiplied by the conversion rate on each such trading day; or
•upon the occurrence of specified corporate events, as described in the indenture governing the notes, such as a consolidation, merger, or share exchange.
On or after June 1, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing conditions have been satisfied. As of May 4, 2020, the notes were not convertible.
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
During the first quarter of 2020, we repurchased $14.5 million of our Convertible Notes in the open market for a total cost of $13.8 million, and recognized a net loss of $0.9 million reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including original issue discount and debt issuance costs.
Asset-Based Loan Facility. In May 2016, we entered into an asset-based revolving credit agreement which replaced our previous credit agreement. In October 2017, we entered into an Amended and Restated Credit Agreement and in March 2019, we entered into a First Amendment to Amended and Restated Credit Agreement (as amended, the “ABL Facility”). The March 2019 amendment increased the amount available for borrowings, reduced applicable borrowing rates, and extended the term. The ABL Facility provides financing of up to $200.0 million available for borrowings (inclusive of letters of credit) and can be increased up to a maximum capacity of $275.0 million, subject to certain conditions. As of March 31, 2020, our total availability under the ABL Facility was $151.0 million, of which $79.0 million was drawn, resulting in remaining availability of $72.0 million.
The ABL Facility terminates in March 2024; however, the ABL Facility has a springing maturity date that will accelerate the maturity of the ABL Facility to September 1, 2021 if, prior to such date, the Convertible Notes have not been repurchased, redeemed, refinanced, exchanged or otherwise satisfied in full or we have not escrowed an amount of funds, that together with the amount that we establish as a reserve against our borrowing capacity, is sufficient for the future settlement of the Convertible Notes at their maturity. The ABL Facility requires compliance with a minimum fixed charge coverage ratio and minimum unused availability of $25.0 million to utilize borrowings or assignment of availability under the ABL Facility towards funding the repayment of the Convertible Notes.
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
Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. and (c) LIBOR, subject to a floor of zero, plus 100 basis points, plus, in each case, an applicable margin per annum. The applicable margin ranges from 150 to 200 basis points for LIBOR borrowings, and 50 to 100 basis points for base rate borrowings, based on the consolidated fixed charge coverage ratio as defined in the ABL Facility. As of March 31, 2020, the applicable margin for borrowings under our ABL Facility was 150 basis points with respect to LIBOR borrowings and 50 basis points with respect to base rate borrowings. The weighted average interest rate for the ABL Facility was 2.4% at March 31, 2020. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 25 to 37.5 basis points, based on the level of outstanding borrowings, as defined in the ABL Facility. As of March 31, 2020, the applicable commitment fee was 37.5 basis points.
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
Other Debt. Certain of our foreign subsidiaries maintain local credit arrangements consisting primarily of lines of credit or overdraft facilities which are generally renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. We had $6.7 million and $4.8 million outstanding under these arrangements at March 31, 2020 and December 31, 2019, respectively.
In addition, at March 31, 2020, we had $49.8 million in outstanding letters of credit, performance bonds, and other guarantees for which certain of the letters of credit are collateralized by $7.6 million in restricted cash.
Critical Accounting Estimates and Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires us to make estimates and assumptions that affect the reported amounts and disclosures. Significant estimates used in preparing our condensed consolidated financial statements include fair values used for impairments of long-lived assets, including goodwill and other intangibles, and valuation allowances for deferred tax assets. Our estimates are based on historical experience and on our future expectations that we believe to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our current estimates and those differences may be material.
As of March 31, 2020, our consolidated balance sheet includes $42.1 million of goodwill, all of which relates to the Mats and Integrated Services segment. Goodwill and other indefinite-lived intangible assets are tested for impairment annually as of November 1, or more frequently, if indicators of impairment exists. In March 2020, primarily as a result of the collapse in oil prices and the expected declines in the U.S. land E&P markets, along with a significant decline in the quoted market prices of our common stock, we considered these developments to be a potential indicator of impairment that required us to complete an interim goodwill impairment evaluation. As such, in March 2020, we estimated the fair value of our Mats and Integrated Services reporting unit based on our current forecasts and expectations for market conditions and determined that even though the estimated fair value had decreased, the fair value remained substantially in excess of its net carrying value, and therefore, no impairment was required.
In addition, we review property, plant and equipment, finite-lived intangible assets and certain other assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We assess recoverability based on expected undiscounted future net cash flows. With the market uncertainty as discussed above, we completed an impairment review of such assets in March 2020, which indicated that the estimated undiscounted cash flows exceeded the carrying value, and therefore, no impairment was required.
For additional discussion of our critical accounting estimates and policies, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019. Our critical accounting estimates and policies have not materially changed since December 31, 2019.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates and changes in foreign currency exchange rates. A discussion of our primary market risk exposure in financial instruments is presented below.
Interest Rate Risk
At March 31, 2020, we had total principal amounts outstanding under financing arrangements of $172.2 million, including $85.5 million of borrowings under our Convertible Notes which bear interest at a fixed rate of 4.0% and $79.0 million of borrowings under our ABL Facility. Borrowings under our ABL Facility are subject to a variable interest rate as determined by the ABL Facility. The weighted average interest rate at March 31, 2020 for the ABL Facility was 2.4%. Based on the balance of variable rate debt at March 31, 2020, a 100 basis-point increase in short-term interest rates would have increased annual pre-tax interest expense by $0.8 million.
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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020, the end of the period covered by this quarterly report.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II      OTHER INFORMATION
ITEM 1. Legal Proceedings
None.
ITEM 1A. Risk Factors
Except as set forth below, there have been no material changes during the period ended March 31, 2020 in our “Risk Factors” as discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.
Risks Related to the COVID-19 Pandemic
The effects of the COVID-19 (coronavirus) pandemic, including actions taken by businesses and governments, have resulted in a significant and swift reduction in U.S. and international economic activity. These effects have adversely affected the demand for and price of oil and natural gas, as well as the demand for our products and services. The collapse in the demand for oil caused by this unprecedented global health and economic crisis, coupled with oil oversupply, has had, and is reasonably likely to continue to have, an adverse impact on our customers’ demand for the products and services we provide, which in turn could have a material and adverse impact on our financial condition, results of operations, and cash flows.
While the full impact of the COVID-19 outbreak is not yet known, we are closely monitoring the effects of the pandemic on commodity demands, our customers and suppliers, as well as our operations and employees. These effects have included, and may continue to include, adverse revenue and profitability effects; disruptions to our operations; customer shutdowns of oil and natural gas exploration and production; employee impacts from illness, school closures and other community response measures; and temporary closures of our facilities or the facilities of our customers and suppliers.
The extent to which our operating and financial results are affected by COVID-19 will depend on various factors beyond our control, such as the duration and scope of the pandemic; additional actions by businesses and governments in response to the pandemic; and the speed and effectiveness of responses to combat the virus, and how quickly and to what extent normal economic activity can resume, all of which are highly uncertain and cannot be predicted. COVID-19, and the volatile regional and global economic conditions stemming from the pandemic and the collapse in the demand for and price of oil, could also give rise to or aggravate the risk factors that we identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. COVID-19 could also materially and adversely impact our operating and financial results in a manner that is not currently known to us or that we do not currently consider to present significant risks to our operations.
Risks Related to Compliance with the New York Stock Exchange’s Requirements for the Continued Listing of Our Common Stock
We are listed on the New York Stock Exchange (the “NYSE”) and are required to meet the NYSE’s continued listing standards, including a requirement that the average closing price of our common stock not be below $1.00 per share over any consecutive thirty trading-day period. During March and April 2020, the price of our common stock has at times closed below $1.00 per share. The closing price of our common stock on May 5, 2020 was $1.30 per share and the average closing price of our common stock over the thirty trading-day period ended May 5, 2020 was $1.02 per share.
If we are unable to meet these listing standards and are unable to cure any such non-compliance within the applicable cure period provided by the NYSE, the NYSE could delist our common stock. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; limiting our ability to issue additional securities or obtain additional financing in the future; decreasing the amount of news and analyst coverage of us; and causing us reputational harm with investors, our employees, and parties conducting business with us. A delisting of our common stock would constitute a “fundamental change” under the terms of our Convertible Notes, requiring us to make an offer to repurchase the Convertible Notes at par. As of March 31, 2020, $85.5 million aggregate principal amount of our Convertible Notes was outstanding, and there can be no assurance we would have sufficient funds available to us to repurchase the Convertible Notes if required to do so. Failure to repurchase the Convertible Notes also could cause a cross-default under our ABL Facility, which would permit the holders of the indebtedness to accelerate the maturity thereof and proceed against their collateral and could have a material adverse effect on our business and financial condition.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
a)Not applicable
b)Not applicable
c)The following table details our repurchases of shares of our common stock for the three months ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs ($ in Millions)
January 2020	5,188	$5.49	—	$81.0
February 2020	—	$—	—	$78.7
March 2020	593	$3.51	—	$67.2
Total	5,781		—
In November 2018, our Board of Directors authorized changes to our securities repurchase program. These changes increased the authorized amount under the repurchase program to $100.0 million, available for repurchases of any combination of our common stock and our Convertible Notes.
Our repurchase program authorizes us to purchase our outstanding shares of common stock or Convertible Notes in the open market or as otherwise determined by management, subject to certain limitations under the ABL Facility and other factors. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows, available cash on hand, and borrowings under our ABL Facility. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. As of March 31, 2020, we had $67.2 million remaining under the program.
During the three months ended March 31, 2020, we repurchased $14.5 million of our Convertible Notes in the open market under the repurchase program for a total cost of $13.8 million. There were no shares of common stock repurchased under the repurchase program during the three months ended March 31, 2020.
In addition, during the three months ended March 31, 2020, we purchased an aggregate of 5,781 shares surrendered in lieu of taxes under vesting of restricted shares.

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

†10.1
Amendment to Amended and Restated Employment Agreement dated as of April 6, 2020, between Newpark Resources, Inc. and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 8, 2020 (SEC File No. 001-02960).

†10.2
Amendment to Employment Agreement and Change of Control Agreement dated as of April 6, 2020 between Newpark Resources, Inc. and Gregg S. Piontek, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 8, 2020 (SEC File No. 001-02960).

†10.3
Amendment to Employment Agreement and Change in Control Agreement dated April 6, 2020 between Newpark Resources, Inc. and David Paterson, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 8, 2020 (SEC File No. 001-02960).

†10.4
Amendment to Employment Agreement and Change in Control Agreement dated April 6, 2020 between Newpark Resources, Inc. and E. Chipman Earle, incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 8, 2020 (SEC File No. 001-02960).

†10.5
Amendment to Employment Agreement and Change in Control Agreement dated April 6, 2020 between Newpark Resources, Inc. and Matthew Lanigan, incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 8, 2020 (SEC File No. 001-02960).

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

Date: May 6, 2020

NEWPARK RESOURCES, INC.
(Registrant)

By:	/s/ Paul L. Howes
Paul L. Howes President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gregg S. Piontek
Gregg S. Piontek Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Douglas L. White
Douglas L. White Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)