Form 10-Q
period 2020-06-30
NEWPARK RESOURCES INC
filed 2020-08-04
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	NR	New York Stock Exchange
Rights to Purchase Series D Junior Participating Preferred Stock	N/A	New York Stock Exchange
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
        Yes ☐     No ☑
As of July 31, 2020, a total of 90,650,353 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2020

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
For further information regarding these and other factors, risks, and uncertainties that could cause actual results to differ, we refer you to the risk factors set forth in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and in Part II Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2020 and this Quarterly Report on Form 10-Q.

PART I  FINANCIAL INFORMATION
ITEM 1. Financial Statements
Newpark Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	June 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$42,942	$48,672
Receivables, net	139,627	216,714
Inventories	177,973	196,897
Prepaid expenses and other current assets	20,657	16,526
Total current assets	381,199	478,809

Property, plant and equipment, net	297,234	310,409
Operating lease assets	33,524	32,009
Goodwill	42,094	42,332
Other intangible assets, net	26,907	29,677
Deferred tax assets	3,047	3,600
Other assets	3,040	3,243
Total assets	$787,045	$900,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$10,519	$6,335
Accounts payable	52,364	79,777
Accrued liabilities	33,261	42,750
Total current liabilities	96,144	128,862

Long-term debt, less current portion	125,291	153,538
Noncurrent operating lease liabilities	27,392	26,946
Deferred tax liabilities	21,875	34,247
Other noncurrent liabilities	8,906	7,841
Total liabilities	279,608	351,434

Commitments and contingencies (Note 9)

Common stock, $0.01 par value (200,000,000 shares authorized and 107,429,802 and 106,696,719 shares issued, respectively)	1,074	1,067
Paid-in capital	623,269	620,626
Accumulated other comprehensive loss	(73,308)	(67,947)
Retained earnings	93,292	134,119
Treasury stock, at cost (16,784,471 and 16,958,418 shares, respectively)	(136,890)	(139,220)
Total stockholders’ equity	507,437	548,645
Total liabilities and stockholders’ equity	$787,045	$900,079

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2020	2019	2020	2019
Revenues	$101,946	$216,412	$266,496	$427,885
Cost of revenues	112,290	177,933	258,374	352,909
Selling, general and administrative expenses	20,937	28,037	45,633	58,779
Other operating income, net	(742)	(472)	(1,086)	(396)
Operating income (loss)	(30,539)	10,914	(36,425)	16,593

Foreign currency exchange (gain) loss	781	990	2,763	(72)
Interest expense, net	2,912	3,523	6,113	7,179
Gain on extinguishment of debt	(1,334)	—	(419)	—
Income (loss) before income taxes	(32,898)	6,401	(44,882)	9,486

Provision (benefit) for income taxes	(6,654)	2,095	(6,490)	3,898
Net income (loss)	$(26,244)	$4,306	$(38,392)	$5,588

Net income (loss) per common share - basic:	$(0.29)	$0.05	$(0.43)	$0.06
Net income (loss) per common share - diluted:	$(0.29)	$0.05	$(0.43)	$0.06

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019

Net income (loss)	$(26,244)	$4,306	$(38,392)	$5,588

Foreign currency translation adjustments (net of tax benefit (expense) of $326, $(179), $598, $(109))	2,132	1,721	(5,361)	(200)

Comprehensive income (loss)	$(24,112)	$6,027	$(43,753)	$5,388

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In thousands)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total
Balance at March 31, 2020	$1,067	$622,115	$(75,440)	$120,501	$(137,884)	$530,359
Net loss	—	—	—	(26,244)	—	(26,244)
Employee stock options, restricted stock and employee stock purchase plan	7	(331)	—	(965)	994	(295)
Stock-based compensation expense	—	1,485	—	—	—	1,485
Foreign currency translation, net of tax	—	—	2,132	—	—	2,132
Balance at June 30, 2020	$1,074	$623,269	$(73,308)	$93,292	$(136,890)	$507,437

Balance at March 31, 2019	$1,064	$622,554	$(69,594)	$150,084	$(134,320)	$569,788
Net income	—	—	—	4,306	—	4,306
Employee stock options, restricted stock and employee stock purchase plan	3	(5,833)	—	(995)	5,758	(1,067)
Stock-based compensation expense	—	1,905	—	—	—	1,905
Treasury shares purchased at cost	—	—	—	—	(10,524)	(10,524)
Foreign currency translation, net of tax	—	—	1,721	—	—	1,721
Balance at June 30, 2019	$1,067	$618,626	$(67,873)	$153,395	$(139,086)	$566,129

Balance at December 31, 2019	$1,067	$620,626	$(67,947)	$134,119	$(139,220)	$548,645
Cumulative effect of accounting change	—	—	—	(735)	—	(735)
Net loss	—	—	—	(38,392)	—	(38,392)
Employee stock options, restricted stock and employee stock purchase plan	7	(434)	—	(1,700)	2,330	203
Stock-based compensation expense	—	3,077	—	—	—	3,077
Foreign currency translation, net of tax	—	—	(5,361)	—	—	(5,361)
Balance at June 30, 2020	$1,074	$623,269	$(73,308)	$93,292	$(136,890)	$507,437

Balance at December 31, 2018	$1,064	$617,276	$(67,673)	$148,802	$(129,788)	$569,681
Net income	—	—	—	5,588	—	5,588
Employee stock options, restricted stock and employee stock purchase plan	3	(5,524)	—	(995)	6,239	(277)
Stock-based compensation expense	—	6,874	—	—	—	6,874
Treasury shares purchased at cost	—	—	—	—	(15,537)	(15,537)
Foreign currency translation, net of tax	—	—	(200)	—	—	(200)
Balance at June 30, 2019	$1,067	$618,626	$(67,873)	$153,395	$(139,086)	$566,129

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2020	2019
Cash flows from operating activities:
Net income (loss)	$(38,392)	$5,588
Adjustments to reconcile net income (loss) to net cash provided by operations:
Inventory impairments	8,996	—
Depreciation and amortization	22,915	23,070
Stock-based compensation expense	3,077	6,874
Provision for deferred income taxes	(11,418)	(1,514)
Credit loss expense	726	789
Gain on sale of assets	(2,163)	(5,128)
Gain on extinguishment of debt	(419)	—
Amortization of original issue discount and debt issuance costs	2,801	2,973
Change in assets and liabilities:
Decrease in receivables	66,510	6,583
Decrease in inventories	7,512	3,868
Increase in other assets	(5,294)	(5,058)
Increase (decrease) in accounts payable	(26,577)	6,207
Decrease in accrued liabilities and other	(3,261)	(10,012)
Net cash provided by operating activities	25,013	34,240

Cash flows from investing activities:
Capital expenditures	(10,655)	(23,866)
Proceeds from sale of property, plant and equipment	7,963	5,708
Net cash used in investing activities	(2,692)	(18,158)

Cash flows from financing activities:
Borrowings on lines of credit	117,068	135,952
Payments on lines of credit	(116,207)	(141,317)
Purchases of Convertible Notes	(29,124)	—
Debt issuance costs	—	(917)
Proceeds from employee stock plans	—	1,090
Purchases of treasury stock	(326)	(17,365)
Other financing activities	2,480	2,758
Net cash used in financing activities	(26,109)	(19,799)

Effect of exchange rate changes on cash	(2,713)	(125)

Net decrease in cash, cash equivalents, and restricted cash	(6,501)	(3,842)
Cash, cash equivalents, and restricted cash at beginning of period	56,863	64,266
Cash, cash equivalents, and restricted cash at end of period	$50,362	$60,424

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we collectively refer to as “we,” “our,” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. Our fiscal year end is December 31, our second quarter represents the three month period ended June 30, and our first half represents the six month period ended June 30. The results of operations for the second quarter and first half of 2020 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise noted, all currency amounts are stated in U.S. dollars.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2020, our results of operations for the second quarter and first half of 2020 and 2019, and our cash flows for the first half of 2020 and 2019. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2019 is derived from the audited consolidated financial statements at that date.
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
We adopted this new guidance as of January 1, 2020 using the modified retrospective transition method, and recorded a net reduction of $0.7 million to opening retained earnings to reflect the cumulative effect of adoption. Results for reporting periods beginning after December 31, 2019 are presented under the new guidance, while prior period amounts were not adjusted and continue to be reported in accordance with previous guidance. See Note 5 for additional required disclosures.
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
Note 2 – Earnings Per Share
The following table presents the reconciliation of the numerator and denominator for calculating net income (loss) per share:

	Second Quarter		First Half
(In thousands, except per share data)	2020	2019	2020	2019
Numerator
Net income (loss) - basic and diluted	$(26,244)	$4,306	$(38,392)	$5,588

Denominator
Weighted average common shares outstanding - basic	89,981	89,806	89,813	89,958
Dilutive effect of stock options and restricted stock awards	—	1,900	—	2,082
Dilutive effect of Convertible Notes	—	—	—	—
Weighted average common shares outstanding - diluted	89,981	91,706	89,813	92,040

Net income (loss) per common share
Basic	$(0.29)	$0.05	$(0.43)	$0.06
Diluted	$(0.29)	$0.05	$(0.43)	$0.06
We excluded the following weighted-average potential shares from the calculations of diluted net income (loss) per share during the applicable periods because their inclusion would have been anti-dilutive:

	Second Quarter		First Half
(In thousands)	2020	2019	2020	2019
Stock options and restricted stock awards	5,067	1,707	4,951	1,710
For the second quarter and first half of 2020, we excluded all potentially dilutive stock options and restricted stock awards in calculating diluted earnings per share as the effect was anti-dilutive due to the net loss incurred for these periods. The Convertible Notes (as defined in Note 7) only impact the calculation of diluted net income per share in periods that the average price of our common stock, as calculated in accordance with the terms of the indenture governing the Convertible Notes, exceeds the conversion price of $9.33 per share. We have the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion of the Convertible Notes as further described in Note 7. If converted, we currently intend to settle the principal amount of the notes in cash and as a result, only the amounts payable in excess of the principal amount of the notes, if any, would be assumed to be settled with shares of common stock for purposes of computing diluted net income per share.

Note 3 – Capital Stock and Repurchase Program
Our securities repurchase program remains available for repurchases of any combination of our common stock and our Convertible Notes. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows, available cash on hand, and borrowings under our ABL Facility (as defined in Note 7). As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. As of June 30, 2020, we had $51.9 million remaining under the program.
During the first half of 2020, we repurchased $33.1 million of our Convertible Notes in the open market under the repurchase program for a total cost of $29.1 million. There were no Convertible Notes repurchased under the program during 2019.
There were no shares of common stock repurchased under the repurchase program during the first half of 2020. During the first half of 2019, we repurchased an aggregate of 2,047,014 shares of our common stock under the program for a total cost of $15.5 million.
On May 27, 2020, our Board of Directors adopted a limited duration stockholder rights agreement which expires on May 1, 2021, whereby a dividend distribution of one right (each, a “Right”) for each outstanding share of our common stock was paid to holders of record as of the close of business on June 12, 2020. Each Right entitles the registered holder to purchase from us one one-thousandth of a share of Series D Junior Participating Preferred Stock, par value $0.01 per share, at a purchase price of $12.00, subject to adjustment. Subject to certain exceptions, if a person or group acquires more than 10% of our outstanding common stock, the Rights will become exercisable for common stock having a value equal to two times the purchase price.

Note 4 – Stock-Based and Other Long-Term Incentive Compensation
During the second quarter of 2020, the Compensation Committee of our Board of Directors (“Compensation Committee”) approved equity-based compensation to executive officers and other key employees consisting of 2,474,377 restricted stock units which will primarily vest in equal installments over a three-year period. At June 30, 2020, 1,375,975 shares remained available for award under the 2015 Employee Equity Incentive Plan (“2015 Plan”). In addition, non-employee directors received a grant of 156,886 restricted stock awards which will vest in full on the earlier of the day prior to the next annual meeting of stockholders following the grant date or the first anniversary of the grant date. The weighted average grant-date fair value was $2.06 per share for both the restricted stock units and restricted stock awards.
Also during the second quarter of 2020, the Compensation Committee approved the issuance of performance-based cash awards to certain executive officers with a target amount of $2.6 million. The performance-based cash awards will be settled based on the relative ranking of our total shareholder return (“TSR”) as compared to the TSR of our designated peer group over a three-year performance period. The performance period began May 2, 2020 and ends May 31, 2023, with the ending TSR price being equal to the average closing price of our shares over the 30-calendar days ending May 31, 2023 and the cash payout for each executive ranging from 0% to 200% of target. The performance-based cash awards are accrued as a liability award over the performance period based on the estimated fair value. The fair value of the performance-based cash awards is remeasured each period using a Monte-Carlo valuation model with changes in fair value recognized in the consolidated statements of operations.

Note 5 – Receivables
Receivables consisted of the following:

(In thousands)	June 30, 2020	December 31, 2019
Trade receivables:
Gross trade receivables	$130,914	$207,554
Allowance for credit losses	(6,755)	(6,007)
Net trade receivables	124,159	201,547
Income tax receivables	6,170	7,393
Other receivables	9,298	7,774
Total receivables, net	$139,627	$216,714
Other receivables included $7.8 million and $6.2 million for value added, goods and service taxes related to foreign jurisdictions as of June 30, 2020 and December 31, 2019, respectively.
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
Changes in our allowance for credit losses were as follows:

	First Half
(In thousands)	2020	2019
Balance at beginning of period	$6,007	$10,034
Cumulative effect of accounting change	959	—
Credit loss expense	726	789
Write-offs, net of recoveries	(937)	(1,350)
Balance at end of period	$6,755	$9,473

Note 6 – Inventories
Inventories consisted of the following:

(In thousands)	June 30, 2020	December 31, 2019
Raw materials:
Fluids systems	$118,684	$141,314
Mats and integrated services	3,982	5,049
Total raw materials	122,666	146,363
Blended fluids systems components	35,042	39,542
Finished goods - mats	20,265	10,992
Total inventories	$177,973	$196,897
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
Fluids Systems segment cost of revenues includes a total of $9.0 million of charges for the first half of 2020 for inventory write-downs, primarily attributable to the reduction in carrying values of certain inventory to their net realizable value.

Note 7 – Financing Arrangements and Fair Value of Financial Instruments
Financing arrangements consisted of the following:

	June 30, 2020			December 31, 2019
(In thousands)	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt
Convertible Notes	$66,912	$(6,275)	$60,637	$100,000	$(12,291)	$87,709
ABL Facility	64,000	—	64,000	65,000	—	65,000
Other debt	11,173	—	11,173	7,164	—	7,164
Total debt	142,085	(6,275)	135,810	172,164	(12,291)	159,873
Less: Current portion	(10,519)	—	(10,519)	(6,335)	—	(6,335)
Long-term debt	$131,566	$(6,275)	$125,291	$165,829	$(12,291)	$153,538
Convertible Notes. In December 2016, we issued $100.0 million of unsecured convertible senior notes (“Convertible Notes”) that mature on December 1, 2021, of which $66.9 million principal amount was outstanding at June 30, 2020. The notes bear interest at a rate of 4.0% per year, payable semiannually in arrears on June 1 and December 1 of each year.
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
On or after June 1, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing conditions have been satisfied. As of July 31, 2020, the notes were not convertible.
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
In accordance with accounting guidance for convertible debt with a cash conversion option, we separately accounted for the debt and equity components of the notes in a manner that reflected our estimated nonconvertible debt borrowing rate. As of June 30, 2020, the carrying amount of the debt component was $60.6 million, which is net of the unamortized debt discount and debt issuance costs of $6.3 million. Including the impact of the unamortized debt discount and debt issuance costs, the effective interest rate on the notes is approximately 11.3%.
During the first half of 2020, we repurchased $33.1 million of our Convertible Notes in the open market for a total cost of $29.1 million, and recognized a net gain of $0.4 million reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including original issue discount and debt issuance costs.
Asset-Based Loan Facility. In May 2016, we entered into an asset-based revolving credit agreement which replaced our previous credit agreement. In October 2017, we entered into an Amended and Restated Credit Agreement and in March 2019, we entered into a First Amendment to Amended and Restated Credit Agreement (as amended, the “ABL Facility”). The ABL Facility provides financing of up to $200.0 million available for borrowings (inclusive of letters of credit) and can be increased up to a maximum capacity of $275.0 million, subject to certain conditions. As of June 30, 2020, our total availability under the ABL Facility was $132.9 million, of which $64.0 million was drawn, resulting in remaining availability of $68.9 million.

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
Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. and (c) LIBOR, subject to a floor of zero, plus 100 basis points, plus, in each case, an applicable margin per annum. The applicable margin ranges from 150 to 200 basis points for LIBOR borrowings, and 50 to 100 basis points for base rate borrowings, based on the consolidated fixed charge coverage ratio as defined in the ABL Facility. As of June 30, 2020, the applicable margin for borrowings under our ABL Facility was 150 basis points with respect to LIBOR borrowings and 50 basis points with respect to base rate borrowings. The weighted average interest rate for the ABL Facility was 1.7% at June 30, 2020. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 25 to 37.5 basis points, based on the level of outstanding borrowings, as defined in the ABL Facility. As of June 30, 2020, the applicable commitment fee was 37.5 basis points.
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
Other Debt. Certain of our foreign subsidiaries maintain local credit arrangements consisting primarily of lines of credit or overdraft facilities which are generally renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. We had $6.9 million and $4.8 million outstanding under these arrangements at June 30, 2020 and December 31, 2019, respectively.
In addition, at June 30, 2020, we had $52.1 million in outstanding letters of credit, performance bonds, and other guarantees for which certain of the letters of credit are collateralized by $7.4 million in restricted cash.
Our financial instruments include cash and cash equivalents, receivables, payables, and debt. We believe the carrying values of these instruments, with the exception of our Convertible Notes, approximated their fair values at June 30, 2020 and December 31, 2019. The estimated fair value of our Convertible Notes was $59.2 million at June 30, 2020 and $101.4 million at December 31, 2019, based on quoted market prices at these respective dates.

Note 8 – Income Taxes
The benefit for income taxes was $6.5 million for the first half of 2020, reflecting an effective tax benefit rate of 14%. This result primarily reflects the impact of the geographic composition of our pretax loss, where the tax benefit from losses in the U.S was partially offset by the tax expense related to earnings from our international operations. The provision for income taxes was $3.9 million for the first half of 2019, reflecting an effective tax rate of 41%.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in March 2020 in the United States. The CARES Act contains several tax provisions, including additional carryback opportunities for net operating losses, temporary increases in the interest deductibility threshold, and the acceleration of refunds for any remaining alternative minimum tax (“AMT”) carryforwards. While there was no material impact from the CARES Act in our provision for income taxes for the first half of 2020, we are continuing to evaluate the provisions of the CARES Act. In addition, we filed an amendment to our 2018 U.S. federal income tax return in the second quarter of 2020 and received a refund of $0.7 million for AMT carryforwards in July 2020.
The CARES Act also permits most companies to defer paying their portion of certain applicable payroll taxes from the date the CARES Act was signed into law through December 31, 2020. The deferred amount will be due in two equal installments on December 31, 2021 and December 31, 2022. The deferred amount of applicable payroll taxes was $1.3 million at June 30, 2020.
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
Kenedy, Texas Drilling Fluids Facility Fire
In July 2018, a fire occurred at our Kenedy, Texas drilling fluids facility, destroying the distribution warehouse, including inventory and surrounding equipment. In addition, nearby residences and businesses were evacuated as part of the response to the fire. In order to avoid any customer service disruptions, we implemented contingency plans to supply products from alternate facilities in the area and region. Subsequently, we received petitions seeking payment for alleged bodily injuries, property damage, and punitive damages claimed to have been incurred as a result of the fire and the subsequent efforts we undertook to remediate any potential smoke damage. As of June 30, 2020, there are open claims remaining with two plaintiffs. We have been advised by our insurer that these claims are insured under our insurance programs. As of June 30, 2020, the claims related to the fire under our property, business interruption, and general liability insurance programs have not been finalized.
Note 10 – Supplemental Disclosures to the Statements of Cash Flows
Supplemental disclosures to the statements of cash flows are presented below:

	First Half
(In thousands)	2020	2019
Cash paid for:
Income taxes (net of refunds)	$4,081	$5,927
Interest	$3,572	$4,705
Cash, cash equivalents, and restricted cash in the consolidated statements of cash flows consisted of the following:

(In thousands)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$42,942	$48,672
Restricted cash (included in prepaid expenses and other current assets)	7,420	8,191
Cash, cash equivalents, and restricted cash	$50,362	$56,863

Note 11 – Segment Data
Summarized operating results for our reportable segments are shown in the following table (net of inter-segment transfers):

	Second Quarter		First Half
(In thousands)	2020	2019	2020	2019
Revenues
Fluids systems	$74,662	$172,544	$207,467	$333,197
Mats and integrated services	27,284	43,868	59,029	94,688
Total revenues	$101,946	$216,412	$266,496	$427,885

Operating income (loss)
Fluids systems	$(25,059)	$12,184	$(27,327)	$16,058
Mats and integrated services	1,005	9,276	4,067	22,814
Corporate office	(6,485)	(10,546)	(13,165)	(22,279)
Total operating income (loss)	$(30,539)	$10,914	$(36,425)	$16,593
        The following table presents further disaggregated revenues for the Fluids Systems segment:

	Second Quarter		First Half
(In thousands)	2020	2019	2020	2019
United States	$42,670	$117,154	$116,330	$220,213
Canada	3,066	4,988	16,326	18,254
Total North America	45,736	122,142	132,656	238,467

EMEA	26,036	44,455	68,173	82,220
Other	2,890	5,947	6,638	12,510
Total International	28,926	50,402	74,811	94,730

Total Fluids Systems revenues	$74,662	$172,544	$207,467	$333,197
The following table presents further disaggregated revenues for the Mats and Integrated Services segment:

	Second Quarter		First Half
(In thousands)	2020	2019	2020	2019
Service revenues	$12,930	$19,909	$27,031	$41,059
Rental revenues	9,170	17,675	22,672	39,255
Product sales revenues	5,184	6,284	9,326	14,374
Total Mats and Integrated Services revenues	$27,284	$43,868	$59,029	$94,688

During March 2020, oil prices collapsed due to geopolitical events along with the worldwide effects of the COVID-19 pandemic, which led to a rapid decline in customer activity in the oil and natural gas exploration and production (“E&P”) industry. As of June 30, 2020, the U.S. active rig count was 265, reflecting a 66% decline from the first quarter 2020 average level. In response to the deteriorating U.S. land oil and natural gas market, we initiated certain headcount reductions and other cost reduction programs late in the first quarter of 2020, and continued these actions in the second quarter of 2020.
As part of the cost reduction programs, we have reduced our global employee base by approximately 550 (25%) in the first half of 2020. As a result of these workforce reductions, our operating results for the second quarter of 2020 include $2.8 million of total severance costs ($2.6 million in Fluids Systems and $0.2 million in our Corporate office), with $2.0 million in cost of revenues and $0.8 million in selling, general and administrative expenses. Our operating results for the first half of 2020 include $3.5 million of total severance costs ($3.1 million in Fluids Systems and $0.4 million in our Corporate office), with $2.4 million in cost of revenues and $1.1 million in selling, general and administrative expenses. These costs have been substantially paid as of June 30, 2020.

We recognized $11.9 million of total charges for inventory write-downs, severance costs, and facility exit costs in the second quarter of 2020, with $11.7 million in the Fluids Systems segment and $0.2 million in the Corporate office. We recognized $13.3 million of total charges for inventory write-downs, severance costs, and facility exit costs in the first half of 2020, with $12.9 million in the Fluids Systems segment and $0.4 million in the Corporate office. See below for details of charges in the Fluids Systems segment.

	Second Quarter		First Half
(In thousands)	2020	2019	2020	2019
Inventory write-downs	$8,269	$—	$8,996	$—
Severance costs	2,593	333	3,099	868
Facility exit costs	800	—	800	—
Total Fluids Systems impairments and other charges	$11,662	$333	$12,895	$868

We also made the decision in late 2019 to wind down our Brazil operations. At June 30, 2020, we had $11.8 million of accumulated translation losses related to our subsidiary in Brazil. As such, we will reclassify these losses and recognize a charge to income at such time when we have substantially liquidated our subsidiary in Brazil.
As of June 30, 2020, our consolidated balance sheet includes $42.1 million of goodwill, all of which relates to the Mats and Integrated Services segment. Goodwill and other indefinite-lived intangible assets are tested for impairment annually as of November 1, or more frequently, if indicators of impairment exists. In March 2020, primarily as a result of the collapse in oil prices and the expected declines in the U.S. land E&P markets, along with a significant decline in the quoted market prices of our common stock, we considered these developments to be a potential indicator of impairment that required us to complete an interim goodwill impairment evaluation. As such, in March 2020, we estimated the fair value of our Mats and Integrated Services reporting unit based on our current forecasts and expectations for market conditions and determined that even though the estimated fair value had decreased, the fair value remained substantially in excess of its net carrying value, and therefore, no impairment was required. During the second quarter of 2020, we determined that there were no further indicators of events or changes in circumstances that would more likely than not reduce the fair value below its carrying amount.
As of June 30, 2020, our consolidated balance sheet also includes $297.2 million of property, plant and equipment, net, and $26.4 million of finite-lived intangible assets, net, which combined includes $167.0 million in the Fluids Systems segment and $145.8 million in the Mats and Integrated Services segment. We review property, plant and equipment, finite-lived intangible assets and certain other assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We assess recoverability based on expected undiscounted future net cash flows. Due to the changes in market conditions, we have reviewed these assets for impairment during the first half of 2020 and determined that the estimated undiscounted cash flows exceeded the carrying value, and therefore, no impairment was required.

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
Overview
We are a geographically diversified supplier providing products, as well as rentals and services. We operate our business through two reportable segments: Fluids Systems, which primarily serves the oil and natural gas exploration and production (“E&P”) industry, and Mats and Integrated Services, which serves a variety of industries, including E&P, electrical transmission & distribution, pipeline, renewable energy, petrochemical, and construction industries.
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
While our revenue potential is driven by a number of factors including those described above, rig count data remains the most widely accepted indicator of drilling activity. Average North American rig count data for the second quarter and first half of 2020 as compared to the same periods of 2019 is as follows:

	Second Quarter		2020 vs 2019
	2020	2019	Count	%
U.S. Rig Count	392	989	(597)	(60)%
Canada Rig Count	25	82	(57)	(70)%
North America Rig Count	417	1,071	(654)	(61)%

	First Half		2020 vs 2019
	2020	2019	Count	%
U.S. Rig Count	588	1,016	(428)	(42)%
Canada Rig Count	110	132	(22)	(17)%
North America Rig Count	698	1,148	(450)	(39)%
_______________________________________________________
Source: Baker Hughes Company
During 2019, U.S. rig counts steadily declined, exiting the year at 805 active rigs, a 26% decline from the end of 2018. During March 2020, oil prices collapsed due to geopolitical events along with the worldwide effects of the COVID-19 pandemic. As a result, average U.S. rig counts in the second quarter of 2020 declined 50% from the first quarter of 2020 average level. The pace of decline in the U.S. land market rig count has decreased in recent weeks, with the U.S. active rig count at 251 as of July 31, 2020. The Canada active rig count reflects both the current weakness in oil prices as well as normal seasonality for this market, with the highest rig count levels generally observed in the first quarter of each year, prior to Spring break-up. We anticipate that market activity may begin to improve from current levels through the remainder of 2020, although the ongoing impacts of the COVID-19 pandemic and an uncertain economic environment that will likely persist through the remainder of 2020 make the timing and pace of recovery difficult to predict.
Outside of North America, drilling activity is generally more stable as drilling activity in many countries is based on longer-term economic projections and multi-year drilling programs, which tends to reduce the impact of short-term changes in commodity prices on overall drilling activity. However, operations in several countries in the EMEA region experienced activity disruptions and project delays beginning in March 2020 which continued throughout the second quarter of 2020, driven by government-imposed restrictions on movements of personnel, quarantines of staffing, and logistical limitations as a result of the COVID-19 pandemic. We currently expect these disruptions and project delays will continue to impact international activity levels into the fourth quarter of 2020 before beginning to gradually recover late in 2020 and into early 2021, although the impact from the duration and magnitude of the ongoing health pandemic and related government responses are very difficult to predict.
In response to the deteriorating U.S. land oil and natural gas market and reduced demand for our products and services as a result of the decline in oil prices and the COVID-19 pandemic, we initiated a number of actions late in the first quarter of 2020 aimed at conserving cash and protecting our liquidity, and continued these actions in the second quarter of 2020, including:
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
•The initiation of additional actions to further reduce the operational footprint of the Fluids Systems business in U.S. land, to better align our cost structure with expected declines in market activity levels; and
•The elimination of all non-critical capital investments.
As part of the cost reduction programs, we have reduced our global employee base by approximately 550 (25%) in the first half of 2020.
We recognized $13.3 million of charges for inventory write-downs, severance costs, and facility exit costs in the first half of 2020, with $12.9 million in the Fluids Systems segment and $0.4 million in the Corporate office. The $12.9 million of Fluids Systems charges includes $9.0 million for inventory write-downs, $3.1 million in severance costs, and $0.8 million in facility closures and related exit costs.
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
Segment Overview
Our Fluids Systems segment, which generated 78% of consolidated revenues for the first half of 2020, provides customized drilling, completion, and stimulation fluids solutions to E&P customers primarily in North America and Europe, the Middle East and Africa (“EMEA”), as well as certain countries in Asia Pacific and Latin America. International expansion, including the penetration of international oil companies (“IOCs”) and national oil companies (“NOCs”), is a key element of our Fluids Systems strategy, which has historically helped to stabilize segment revenues while North American oil and natural gas exploration activities have fluctuated significantly. Revenues from IOC and NOC customers represented approximately 44% of Fluids Systems segment revenues for the first half of 2020 compared to approximately 29% for the first half of 2019.
In addition to our international expansion efforts, we have also expanded our presence in the deepwater Gulf of Mexico, capitalizing on our capabilities, infrastructure, and strong market position, as well as through product line extensions into adjacent product offerings, including completion fluids. Revenues for drilling and completion fluids from offshore Gulf of Mexico increased to $30 million for the first half of 2020 compared to $22 million for the first half of 2019.
In response to the increasing market demand for cleaning products following the COVID-19 pandemic, we began leveraging our chemical blending capacity and technical expertise to begin producing a variety of disinfectants and cleaning products in the second quarter of 2020. While not significant, we began supplying our first customer order in the second quarter and continue to work with several other potential customers with plans to ramp up production over the next several months.
Our Mats and Integrated Services segment, which generated 22% of consolidated revenues for the first half of 2020, provides composite mat rentals utilized for temporary worksite access, along with related site construction and services to customers in various markets including E&P, electrical transmission & distribution, pipeline, renewable energy, petrochemical, and construction industries across North America and Europe. We also sell composite mats to customers around the world.

The expansion of our rental and service activities in non-E&P markets remains a strategic priority for us due to the magnitude of this market growth opportunity, as well as the market’s relative stability compared to E&P. The Mats and Integrated Services segment rental and service revenues from non-E&P markets was approximately $29 million for the first half of 2020 compared to approximately $33 million for the first half of 2019. Product sales revenues largely reflect sales to utility customers and other non-E&P markets, and typically fluctuate based on the timing of customer orders. Including product sales, total revenues from non-E&P markets represented approximately 64% of total segment revenues for the first half of 2020 compared to approximately 45% of total segment revenues for the first half of 2019. During the first half of 2020, our business was impacted by the COVID-19 pandemic, as customers delayed sales orders and project timing citing COVID-related market uncertainty, permitting delays, and logistical restrictions. As a result, we are reducing our mat production levels for the remainder of 2020 to reduce current inventory levels, which may negatively impact our future results due to the high level of fixed costs in our manufacturing operations. We currently expect that increased activity for both rental projects and product sales remains highly dependent on our customers gaining confidence in the broader economic recovery. While customer quoting activity has improved from the lull seen during the second quarter of 2020, the ongoing impact of these uncertainties, permitting delays, and logistical restrictions are difficult to predict.

Second Quarter of 2020 Compared to Second Quarter of 2019
Consolidated Results of Operations
Summarized results of operations for the second quarter of 2020 compared to the second quarter of 2019 are as follows:

	Second Quarter		2020 vs 2019
(In thousands)	2020	2019	$	%
Revenues	$101,946	$216,412	$(114,466)	(53)%
Cost of revenues	112,290	177,933	(65,643)	(37)%
Selling, general and administrative expenses	20,937	28,037	(7,100)	(25)%
Other operating income, net	(742)	(472)	(270)	57%
Operating income (loss)	(30,539)	10,914	(41,453)	NM

Foreign currency exchange loss	781	990	(209)	(21)%
Interest expense, net	2,912	3,523	(611)	(17)%
Gain on extinguishment of debt	(1,334)	—	(1,334)	NM
Income (loss) before income taxes	(32,898)	6,401	(39,299)	NM

Provision (benefit) for income taxes	(6,654)	2,095	(8,749)	NM
Net income (loss)	$(26,244)	$4,306	$(30,550)	NM
Revenues
Revenues decreased 53% to $101.9 million for the second quarter of 2020, compared to $216.4 million for the second quarter of 2019. This $114.5 million decrease includes a $93.3 million (57%) decrease in revenues in North America, comprised of a $76.4 million decrease in the Fluids Systems segment and a $16.9 million decrease in the Mats and Integrated Services segment. Revenues from our North America operations decreased primarily due to the 61% reduction in North America rig count. Revenues from our international operations decreased by $21.2 million (40%), primarily driven by activity disruptions and project delays related to the COVID-19 pandemic in our EMEA region. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues decreased 37% to $112.3 million for the second quarter of 2020, compared to $177.9 million for the second quarter of 2019. This $65.6 million decrease was primarily driven by the 53% decrease in revenues described above. Fluids Systems segment cost of revenues for the second quarter of 2020 includes $11.1 million of charges related to inventory write-downs, severance costs, and facility exit costs. See the operating segment results below for information regarding our ongoing cost reduction actions.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $7.1 million to $20.9 million for the second quarter of 2020, compared to $28.0 million for the second quarter of 2019. This decrease was primarily driven by lower personnel costs, lower stock-based compensation expense, and lower spending related to legal matters, partially offset by $0.8 million in severance costs incurred in the second quarter of 2020. In addition, the second quarter of 2019 includes $2.0 million in professional fees incurred related to updating our long-term strategic plan. Selling, general and administrative expenses as a percentage of revenues was 20.5% for the second quarter of 2020 compared to 13.0% for the second quarter of 2019.
Foreign currency exchange
Foreign currency exchange was a $0.8 million loss for the second quarter of 2020 compared to a $1.0 million loss for the second quarter of 2019, and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.

Interest expense, net
Interest expense was $2.9 million for the second quarter of 2020 compared to $3.5 million for the second quarter of 2019. Interest expense for the second quarter of 2020 and 2019 includes $1.2 million and $1.5 million, respectively, in non-cash amortization of original issue discount and debt issuance costs.
Gain on extinguishment of debt
The $1.3 million gain for the second quarter of 2020 reflects the difference in the amount paid and the net carrying value of the extinguished debt, including original issue discount and debt issuance costs, related to the repurchase of $18.6 million of our Convertible Notes in the open market for $15.3 million.
Provision (benefit) for income taxes
The benefit for income taxes was $6.7 million for the second quarter of 2020, reflecting an effective tax benefit rate of 20%. This result primarily reflects the impact of the geographic composition of our pretax loss, where the tax benefit from losses in the U.S was partially offset by the tax expense related to earnings from our international operations. The provision for income taxes was $2.1 million for the second quarter of 2019, reflecting an effective tax rate of 33%.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Second Quarter		2020 vs 2019
(In thousands)	2020	2019	$	%
Revenues
Fluids systems	$74,662	$172,544	$(97,882)	(57)%
Mats and integrated services	27,284	43,868	(16,584)	(38)%
Total revenues	$101,946	$216,412	$(114,466)	(53)%

Operating income (loss)
Fluids systems	$(25,059)	$12,184	$(37,243)
Mats and integrated services	1,005	9,276	(8,271)
Corporate office	(6,485)	(10,546)	4,061
Total operating income (loss)	$(30,539)	$10,914	$(41,453)

Segment operating margin
Fluids systems	(33.6)%	7.1%
Mats and integrated services	3.7%	21.1%
Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	Second Quarter		2020 vs 2019
(In thousands)	2020	2019	$	%
United States	$42,670	$117,154	$(74,484)	(64)%
Canada	3,066	4,988	(1,922)	(39)%
Total North America	45,736	122,142	(76,406)	(63)%

EMEA	26,036	44,455	(18,419)	(41)%
Other	2,890	5,947	(3,057)	(51)%
Total International	28,926	50,402	(21,476)	(43)%

Total Fluids Systems revenues	$74,662	$172,544	$(97,882)	(57)%
North America revenues decreased 63% to $45.7 million for the second quarter of 2020, compared to $122.1 million for the second quarter of 2019. This decrease was primarily attributable to a $73.1 million decrease from U.S. land markets driven by the 60% decline in U.S. rig count, as well as a $2.2 million decrease from offshore Gulf of Mexico. For the second quarter of 2020, U.S. revenues included $28.0 million from land markets and $13.9 million from offshore Gulf of Mexico.
Internationally, revenues decreased 43% to $28.9 million for the second quarter of 2020, compared to $50.4 million for the second quarter of 2019. The decrease in EMEA was driven by lower activity primarily attributable to COVID-19 disruptions and the impact of lower oil prices in Algeria, Romania, and various other countries, partially offset by a $2.5 million increase in the Middle East, including the impact from the October 2019 acquisition of Cleansorb Limited. The decrease in other international was primarily attributable to the completion of the Baker Hughes Greater Enfield project in Australia, as well as lower activity in Chile.

Operating income (loss)
The Fluids Systems segment incurred an operating loss of $25.1 million for the second quarter of 2020, reflecting a $37.2 million change from the $12.2 million of operating income generated for the second quarter of 2019. The decrease in operating income includes a $18.2 million decline from North American operations and a $7.6 million decline from international operations, which are primarily attributable to the changes in revenues described above. The Fluids Systems operating loss for the second quarter of 2020 also includes $11.7 million of charges related to inventory write-downs, severance costs, and facility exit costs, whereas the second quarter of 2019 included $0.3 million of charges related to severance costs.
During the fourth quarter of 2019, we made the decision to wind down our Brazil operations. We may incur operating losses and asset write-downs as we wind down these operations. In addition, at June 30, 2020, we had $11.8 million of accumulated translation losses related to our subsidiary in Brazil, that are reflected in accumulated other comprehensive loss in stockholders’ equity. Accounting guidance requires that we reclassify these accumulated translation losses and recognize a charge to income at such time when we have substantially liquidated the assets of our subsidiary in Brazil.
Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	Second Quarter		2020 vs 2019
(In thousands)	2020	2019	$	%
Rental and service revenues	$22,100	$37,584	$(15,484)	(41)%
Product sales revenues	5,184	6,284	(1,100)	(18)%
Total Mats and Integrated Services revenues	$27,284	$43,868	$(16,584)	(38)%
Rental and service revenues decreased $15.5 million (41%) to $22.1 million for the second quarter of 2020, which includes a $12.5 million decrease from E&P customers, primarily resulting from lower U.S. activity caused by the decline in oil and natural gas prices. In addition, revenues from non-E&P customers decreased $3.0 million as customers delayed project timing citing COVID-related market uncertainty, permitting delays, and logistical restrictions. Revenues from product sales, which typically fluctuate based on the timing of mat orders from customers, was negatively impacted in the second quarter of 2020 as certain customers delayed orders due to the uncertainty related to the COVID-19 pandemic.
Operating income
The Mats and Integrated Services segment generated operating income of $1.0 million for the second quarter of 2020 compared to $9.3 million for the second quarter of 2019, the decrease being primarily attributable to the change in revenues as described above.
Corporate Office
Corporate office expenses decreased $4.1 million to $6.5 million for the second quarter of 2020, compared to $10.5 million for the second quarter of 2019. This decrease was primarily driven by reduced personnel costs, as well as $2.0 million in professional fees incurred in the second quarter of 2019 related to updating our long-term strategic plan.

First Half of 2020 Compared to First Half of 2019
Consolidated Results of Operations
Summarized results of operations for the first half of 2020 compared to the first half of 2019 are as follows:

	First Half		2020 vs 2019
(In thousands)	2020	2019	$	%
Revenues	$266,496	$427,885	$(161,389)	(38)%
Cost of revenues	258,374	352,909	(94,535)	(27)%
Selling, general and administrative expenses	45,633	58,779	(13,146)	(22)%
Other operating income, net	(1,086)	(396)	(690)	NM
Operating income (loss)	(36,425)	16,593	(53,018)	NM

Foreign currency exchange (gain) loss	2,763	(72)	2,835	NM
Interest expense, net	6,113	7,179	(1,066)	(15)%
Gain on extinguishment of debt	(419)	—	(419)	NM
Income (loss) before income taxes	(44,882)	9,486	(54,368)	NM

Provision (benefit) for income taxes	(6,490)	3,898	(10,388)	NM
Net income (loss)	$(38,392)	$5,588	$(43,980)	NM
Revenues
Revenues decreased 38% to $266.5 million for the first half of 2020, compared to $427.9 million for the first half of 2019. This $161.4 million decrease includes a $142.4 million (43%) decrease in revenues in North America, comprised of a $105.8 million decrease in the Fluids Systems segment and a $36.6 million decrease in the Mats and Integrated Services segment. Revenues from our North America operations decreased primarily due to the 39% reduction in North America rig count. Revenues from our international operations decreased by $19.0 million (19%), primarily driven by activity disruptions and project delays related to the COVID-19 pandemic as well as lower oil prices in our EMEA region. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues decreased 27% to $258.4 million for the first half of 2020, compared to $352.9 million for the first half of 2019. This $94.5 million decrease was primarily driven by the 38% decrease in revenues described above. Fluids Systems segment cost of revenues for the first half of 2020 includes a total of $12.2 million of charges related to inventory write-downs, severance costs, and facility exit costs. See the operating segment results below for information regarding our ongoing cost reduction actions.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $13.1 million to $45.6 million for the first half of 2020, compared to $58.8 million for the first half of 2019. The first half of 2019 included a $4.0 million charge for stock-based compensation expense associated with the February 2019 retirement policy modification and $2.0 million in professional fees related to updating our long-term strategic plan. The remaining decrease of $7.1 million was primarily driven by reduced personnel costs and lower spending related to legal matters in the first half of 2020. Selling, general and administrative expenses as a percentage of revenues was 17.1% for the first half of 2020 compared to 13.7% for the first half of 2019.
Foreign currency exchange
Foreign currency exchange was a $2.8 million loss for the first half of 2020 compared to a $0.1 million gain for the first half of 2019, and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.

Interest expense, net
Interest expense was $6.1 million for the first half of 2020 compared to $7.2 million for the first half of 2019. Interest expense for the first half of 2020 and 2019 includes $2.8 million and $3.0 million, respectively, in non-cash amortization of original issue discount and debt issuance costs.
Gain on extinguishment of debt
The $0.4 million gain for the first half of 2020 reflects the difference in the amount paid and the net carrying value of the extinguished debt, including original issue discount and debt issuance costs, related to the repurchase of $33.1 million of our Convertible Notes in the open market for $29.1 million.
Provision (benefit) for income taxes
The benefit for income taxes was $6.5 million for the first half of 2020, reflecting an effective tax benefit rate of 14%. This result primarily reflects the impact of the geographic composition of our pretax loss, where the tax benefit from losses in the U.S was partially offset by the tax expense related to earnings from our international operations. The provision for income taxes was $3.9 million for the first half of 2019, reflecting an effective tax rate of 41%.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Half		2020 vs 2019
(In thousands)	2020	2019	$	%
Revenues
Fluids systems	$207,467	$333,197	$(125,730)	(38)%
Mats and integrated services	59,029	94,688	(35,659)	(38)%
Total revenues	$266,496	$427,885	$(161,389)	(38)%

Operating income (loss)
Fluids systems	$(27,327)	$16,058	$(43,385)
Mats and integrated services	4,067	22,814	(18,747)
Corporate office	(13,165)	(22,279)	9,114
Total operating income (loss)	$(36,425)	$16,593	$(53,018)

Segment operating margin
Fluids systems	(13.2)%	4.8%
Mats and integrated services	6.9%	24.1%
Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	First Half		2020 vs 2019
(In thousands)	2020	2019	$	%
United States	$116,330	$220,213	$(103,883)	(47)%
Canada	16,326	18,254	(1,928)	(11)%
Total North America	132,656	238,467	(105,811)	(44)%

EMEA	68,173	82,220	(14,047)	(17)%
Other	6,638	12,510	(5,872)	(47)%
Total International	74,811	94,730	(19,919)	(21)%

Total Fluids Systems revenues	$207,467	$333,197	$(125,730)	(38)%
North America revenues decreased 44% to $132.7 million for the first half of 2020, compared to $238.5 million for the first half of 2019. This decrease was primarily attributable a $111.8 million decrease from U.S. land markets driven by the 42% decline in U.S. rig count, partially offset by a $7.4 million increase from offshore Gulf of Mexico driven primarily by the completion fluids product line extension. For the first half of 2020, U.S. revenues included $86.0 million from land markets and $29.5 million from offshore Gulf of Mexico.
Internationally, revenues decreased 21% to $74.8 million for the first half of 2020, compared to $94.7 million for the first half of 2019. The decrease in EMEA was driven by lower activity primarily attributable to COVID-19 disruptions and the impact of lower oil prices in Algeria, Romania, and various other countries, partially offset by increases in Kuwait, Tunisia, and Italy, as well as the October 2019 acquisition of Cleansorb Limited. The decrease in other international was primarily attributable to the completion of the Baker Hughes Greater Enfield project in Australia.

Operating income (loss)
The Fluids Systems segment incurred an operating loss of $27.3 million for the first half of 2020, reflecting a $43.4 million change from the $16.1 million of operating income generated for the first half of 2019. The decrease in operating income includes a $26.7 million decline from North American operations and a $5.2 million decline from international operations, which are primarily attributable to the changes in revenues described above. The Fluids Systems operating loss for the first half of 2020 also includes $12.9 million of charges related to inventory write-downs, severance costs, and facility exit costs, whereas the first half of 2019 included $1.4 million of charges related to severance costs and the February 2019 retirement policy modification.
Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	First Half		2020 vs 2019
(In thousands)	2020	2019	$	%
Rental and service revenues	$49,703	$80,314	$(30,611)	(38)%
Product sales revenues	9,326	14,374	(5,048)	(35)%
Total Mats and Integrated Services revenues	$59,029	$94,688	$(35,659)	(38)%
Rental and service revenues decreased $30.6 million (38%) to $49.7 million for the first half of 2020, which includes a $26.4 million decrease from E&P customers, primarily resulting from lower U.S. activity caused by the decline in oil and natural gas prices. In addition, revenues from non-E&P customers decreased $4.2 million as customers delayed project timing citing COVID-related market uncertainty, permitting delays, and logistical restrictions. Revenues from product sales, which typically fluctuate based on the timing of mat orders from customers, was negatively impacted in the first half of 2020 as certain customers delayed orders due to the market uncertainty related to the COVID-19 pandemic.
Operating income
The Mats and Integrated Services segment generated operating income of $4.1 million for the first half of 2020 compared to $22.8 million for the first half of 2019, the decrease being primarily attributable to the change in revenues as described above.
Corporate Office
Corporate office expenses decreased $9.1 million to $13.2 million for the first half of 2020, compared to $22.3 million for the first half of 2019. The first half of 2019 included a $3.4 million charge for stock-based compensation expense associated with the February 2019 retirement policy modification and $2.0 million in professional fees related to updating our long-term strategic plan. The remaining decrease of $3.7 million is primarily driven by reduced personnel costs and lower spending related to legal matters in the first half of 2020.

Liquidity and Capital Resources
Net cash provided by operating activities was $25.0 million for the first half of 2020 compared to $34.2 million for the first half of 2019. During the first half of 2020, net income adjusted for non-cash items used cash of $13.9 million, while changes in working capital provided cash of $38.9 million.
Net cash used in investing activities was $2.7 million for the first half of 2020, including capital expenditures of $10.7 million. Capital expenditures during the first half of 2020 included $4.9 million for the Mats and Integrated Services segment, including investments in the mat rental fleet as well as new products, and $4.3 million for the Fluids Systems segment.
Net cash used in financing activities was $26.1 million for the first half of 2020, which includes $29.1 million in repurchases of our Convertible Notes and a net repayment of $1.0 million on our ABL Facility (as defined below).
Our revenues and operating results in 2020 have been negatively impacted by the decrease in demand for our products and services from the decrease in the price of and demand for oil as well as the COVID-19 pandemic and related economic shutdowns around the world. We have taken a number of actions aimed at conserving cash and protecting our liquidity, including workforce and salary reductions, elimination of all non-critical capital expenditures, as well as actions to reduce our operational footprint to match current and anticipated activity levels by operating region. We currently expect total 2020 capital expenditures to be approximately $15 million. We anticipate that future working capital requirements for our operations will fluctuate directionally with revenues. As such, we anticipate that our near-term working capital requirements will decrease primarily from our on-going efforts to reduce inventory levels as well as reductions in international receivables that have been negatively impacted by payment delays due to disruptions from the COVID-19 pandemic. Availability under our ABL Facility also provides additional liquidity as discussed further below. Total availability under the ABL Facility will fluctuate directionally based on the level of eligible accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet. As of August 3, 2020, our total availability under the ABL Facility was $113.3 million, of which $60.8 million was drawn, resulting in remaining availability of $52.5 million.
While substantially all our $42.9 million of cash on hand at June 30, 2020 resides in our international subsidiaries, we expect to continue to repatriate excess cash from these international subsidiaries, subject to exchange or cash controls and the cash requirements to support the strategic objectives of these international subsidiaries. We expect our available cash on-hand, cash generated by operations, including reductions in working capital, and remaining availability under our ABL Facility to be adequate to fund current operations during the next 12 months. We continue to evaluate access to capital and other sources of additional liquidity to support our longer-term liquidity options. In addition, we may continue to purchase our common stock or Convertible Notes under our existing repurchase program from time to time.
Our capitalization is as follows:

(In thousands)	June 30, 2020	December 31, 2019
Convertible Notes	$66,912	$100,000
ABL Facility	64,000	65,000
Other debt	11,173	7,164
Unamortized discount and debt issuance costs	(6,275)	(12,291)
Total debt	$135,810	$159,873

Stockholder's equity	507,437	548,645
Total capitalization	$643,247	$708,518

Total debt to capitalization	21.1%	22.6%
Convertible Notes. In December 2016, we issued $100.0 million of unsecured convertible senior notes (“Convertible Notes”) that mature on December 1, 2021, of which $66.9 million principal amount was outstanding at June 30, 2020. The notes bear interest at a rate of 4.0% per year, payable semiannually in arrears on June 1 and December 1 of each year.
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
On or after June 1, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing conditions have been satisfied. As of July 31, 2020, the notes were not convertible.
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
During the first half of 2020, we repurchased $33.1 million of our Convertible Notes in the open market for a total cost of $29.1 million, and recognized a net gain of $0.4 million reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including original issue discount and debt issuance costs.
Asset-Based Loan Facility. In May 2016, we entered into an asset-based revolving credit agreement which replaced our previous credit agreement. In October 2017, we entered into an Amended and Restated Credit Agreement and in March 2019, we entered into a First Amendment to Amended and Restated Credit Agreement (as amended, the “ABL Facility”). The ABL Facility provides financing of up to $200.0 million available for borrowings (inclusive of letters of credit) and can be increased up to a maximum capacity of $275.0 million, subject to certain conditions. As of June 30, 2020, our total availability under the ABL Facility was $132.9 million, of which $64.0 million was drawn, resulting in remaining availability of $68.9 million.
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
Borrowing availability under the ABL Facility is calculated based on eligible accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet, net of reserves and limits on such assets included in the borrowing base calculation. To the extent pledged by us, the borrowing base calculation also includes the amount of eligible pledged cash. The lender may establish such reserves, in part based on appraisals of the asset base, and other limits at its discretion which could reduce the amounts otherwise available under the ABL Facility. Availability associated with eligible rental mats will also be subject to maintaining a minimum consolidated fixed charge coverage ratio and a minimum level of operating income for the Mats and Integrated Services segment. As of August 3, 2020, our total availability under the ABL Facility included $25.4 million from eligible rental mats. We may not be able to maintain the minimum consolidated fixed charge coverage ratio beginning in the fourth quarter of 2020 that is required to continue including eligible rental mats in the borrowing availability under the ABL Facility. While this does not represent a default, it would reduce the borrowing availability under the ABL Facility. As such, we have initiated discussions with our lead bank in an effort to explore our options, which may include a waiver or amendment to our ABL Facility. Any waiver or amendment to the ABL Facility, if required, may increase the cost of our borrowings and impose additional limitations over certain types of activities, and we can give no assurance that we will be able to obtain such amendment or waiver on favorable terms or at all.
Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. and (c) LIBOR, subject to a floor of zero, plus 100 basis points, plus, in each case, an applicable margin per annum. The applicable margin ranges from 150 to 200 basis points for LIBOR borrowings, and 50 to 100 basis points for base rate borrowings, based on the consolidated fixed charge coverage ratio as defined in the ABL Facility. As of June 30, 2020, the applicable margin for borrowings under our ABL Facility was 150 basis points with respect to LIBOR borrowings and 50 basis points with respect to base rate borrowings. The weighted average interest rate for the ABL Facility was 1.7% at June 30, 2020. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 25 to 37.5 basis points, based on the level of outstanding borrowings, as defined in the ABL Facility. As of June 30, 2020, the applicable commitment fee was 37.5 basis points.

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
Other Debt. Certain of our foreign subsidiaries maintain local credit arrangements consisting primarily of lines of credit or overdraft facilities which are generally renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. We had $6.9 million and $4.8 million outstanding under these arrangements at June 30, 2020 and December 31, 2019, respectively.
In addition, at June 30, 2020, we had $52.1 million in outstanding letters of credit, performance bonds, and other guarantees for which certain of the letters of credit are collateralized by $7.4 million in restricted cash.

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
As of June 30, 2020, our consolidated balance sheet includes $42.1 million of goodwill, all of which relates to the Mats and Integrated Services segment. Goodwill and other indefinite-lived intangible assets are tested for impairment annually as of November 1, or more frequently, if indicators of impairment exists. In March 2020, primarily as a result of the collapse in oil prices and the expected declines in the U.S. land E&P markets, along with a significant decline in the quoted market prices of our common stock, we considered these developments to be a potential indicator of impairment that required us to complete an interim goodwill impairment evaluation. As such, in March 2020, we estimated the fair value of our Mats and Integrated Services reporting unit based on our current forecasts and expectations for market conditions and determined that even though the estimated fair value had decreased, the fair value remained substantially in excess of its net carrying value, and therefore, no impairment was required. During the second quarter of 2020, we determined that there were no further indicators of events or changes in circumstances that would more likely than not reduce the fair value below its carrying amount.
In addition, we review property, plant and equipment, finite-lived intangible assets and certain other assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We assess recoverability based on expected undiscounted future net cash flows. Due to the changes in market conditions, we have reviewed these assets for impairment during the first half of 2020 and determined that the estimated undiscounted cash flows exceeded the carrying value, and therefore, no impairment was required.
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
Interest Rate Risk
At June 30, 2020, we had total principal amounts outstanding under financing arrangements of $142.1 million, including $66.9 million of borrowings under our Convertible Notes which bear interest at a fixed rate of 4.0% and $64.0 million of borrowings under our ABL Facility. Borrowings under our ABL Facility are subject to a variable interest rate as determined by the ABL Facility. The weighted average interest rate at June 30, 2020 for the ABL Facility was 1.7%. Based on the balance of variable rate debt at June 30, 2020, a 100 basis-point increase in short-term interest rates would have increased annual pre-tax interest expense by $0.6 million.
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

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020, the end of the period covered by this quarterly report.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II      OTHER INFORMATION
ITEM 1. Legal Proceedings
None.

ITEM 1A. Risk Factors
There have been no material changes to our “Risk Factors” as discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, except as discussed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2020.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
a)Not applicable
b)Not applicable
c)The following table details our repurchases of shares of our common stock for the three months ended June 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs ($ in Millions)
April 2020	—	$—	—	$67.2
May 2020	—	$—	—	$55.5
June 2020	142,715	$2.08	—	$51.9
Total	142,715		—
In November 2018, our Board of Directors authorized changes to our securities repurchase program. These changes increased the authorized amount under the repurchase program to $100.0 million, available for repurchases of any combination of our common stock and our Convertible Notes.
Our repurchase program authorizes us to purchase our outstanding shares of common stock or Convertible Notes in the open market or as otherwise determined by management, subject to certain limitations under the ABL Facility and other factors. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows, available cash on hand, and borrowings under our ABL Facility. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. As of June 30, 2020, we had $51.9 million remaining under the program.
During the three months ended June 30, 2020, we repurchased $18.6 million of our Convertible Notes in the open market under the repurchase program for a total cost of $15.3 million. There were no shares of common stock repurchased under the repurchase program during the three months ended June 30, 2020.
In addition, during the three months ended June 30, 2020, we purchased an aggregate of 142,715 shares surrendered in lieu of taxes under vesting of restricted shares.

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

3.1
Certificate of Designation, Preferences, and Rights of Series D Junior Participating Preferred Stock of the Company, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 28, 2020 (SEC File No. 001-02960).

4.1
Rights Agreement dated as of May 27, 2020, by and between the Company and Broadridge Corporate Issuer Solutions, Inc., as rights agent, which includes as Exhibit B the Form of Rights Certificate, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 28, 2020 (SEC File No. 001-02960).

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

†*10.6	Form of Non-Employee Director Cash Award Agreement
†*10.7	Newpark Resources, Inc. Retirement Policy for U.S. Employees, as amended, Approved and Adopted April 6, 2015, amended as of May 20, 2020.
*31.1	Certification of Paul L. Howes pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Gregg S. Piontek pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of Paul L. Howes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of Gregg S. Piontek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*95.1	Reporting requirements under the Mine Safety and Health Administration
*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*101.SCH	Inline XBRL Schema Document
*101.CAL	Inline XBRL Calculation Linkbase Document
*101.DEF	Inline XBRL Definition Linkbase Document
*101.LAB	Inline XBRL Label Linkbase Document
*101.PRE	Inline XBRL Presentation Linkbase Document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†     Management compensation plan or agreement.
*     Filed herewith.
**   Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2020

NEWPARK RESOURCES, INC.
(Registrant)

By:	/s/ Paul L. Howes
Paul L. Howes President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gregg S. Piontek
Gregg S. Piontek Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Douglas L. White
Douglas L. White Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)