Form 10-Q
period 2020-09-30
NEWPARK RESOURCES INC
filed 2020-11-04
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
    Yes ☐     No ☑
As of October 30, 2020, a total of 90,803,610 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2020

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. We also may provide oral or written forward-looking statements in other materials we release to the public. Words such as “will,” “may,” “could,” “would,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management as of the filing date of this Quarterly Report on Form 10-Q and include statements regarding the impact of the COVID-19 pandemic, as well as our future operating results related to compliance with certain financial covenants under our ABL Facility; however, various risks, uncertainties, contingencies, and other factors, some of which are beyond our control, are difficult to predict and could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, these statements.
We assume no obligation to update, amend, or clarify publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by securities laws. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.
For further information regarding these and other factors, risks, and uncertainties that could cause actual results to differ, we refer you to the risk factors set forth in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and in Part II Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2020.

PART I     FINANCIAL INFORMATION
ITEM 1.    Financial Statements
Newpark Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	September 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$24,028	$48,672
Receivables, net	127,957	216,714
Inventories	159,567	196,897
Prepaid expenses and other current assets	17,327	16,526
Total current assets	328,879	478,809

Property, plant and equipment, net	287,332	310,409
Operating lease assets	32,306	32,009
Goodwill	42,234	42,332
Other intangible assets, net	26,103	29,677
Deferred tax assets	3,264	3,600
Other assets	2,927	3,243
Total assets	$723,045	$900,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$10,149	$6,335
Accounts payable	44,013	79,777
Accrued liabilities	35,923	42,750
Total current liabilities	90,085	128,862

Long-term debt, less current portion	92,206	153,538
Noncurrent operating lease liabilities	26,371	26,946
Deferred tax liabilities	14,513	34,247
Other noncurrent liabilities	10,787	7,841
Total liabilities	233,962	351,434

Commitments and contingencies (Note 9)

Common stock, $0.01 par value (200,000,000 shares authorized and 107,587,786 and 106,696,719 shares issued, respectively)	1,076	1,067
Paid-in capital	625,328	620,626
Accumulated other comprehensive loss	(69,847)	(67,947)
Retained earnings	69,422	134,119
Treasury stock, at cost (16,786,446 and 16,958,418 shares, respectively)	(136,896)	(139,220)
Total stockholders’ equity	489,083	548,645
Total liabilities and stockholders’ equity	$723,045	$900,079

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2020	2019	2020	2019
Revenues	$96,424	$202,763	$362,920	$630,648
Cost of revenues	99,301	169,429	357,675	522,338
Selling, general and administrative expenses	20,597	27,017	66,230	85,796
Other operating (income) loss, net	(820)	29	(1,906)	(367)
Impairments	3,038	—	3,038	—
Operating income (loss)	(25,692)	6,288	(62,117)	22,881

Foreign currency exchange loss	580	828	3,343	756
Interest expense, net	2,411	3,628	8,524	10,807
Gain on extinguishment of debt	—	—	(419)	—
Income (loss) before income taxes	(28,683)	1,832	(73,565)	11,318

Provision (benefit) for income taxes	(4,813)	3,273	(11,303)	7,171
Net income (loss)	$(23,870)	$(1,441)	$(62,262)	$4,147

Net income (loss) per common share - basic:	$(0.26)	$(0.02)	$(0.69)	$0.05
Net income (loss) per common share - diluted:	$(0.26)	$(0.02)	$(0.69)	$0.05

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019

Net income (loss)	$(23,870)	$(1,441)	$(62,262)	$4,147

Foreign currency translation adjustments (net of tax benefit (expense) of $(330), $713, $268, $604)	3,461	(3,897)	(1,900)	(4,097)

Comprehensive income (loss)	$(20,409)	$(5,338)	$(64,162)	$50

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In thousands)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total
Balance at June 30, 2020	$1,074	$623,269	$(73,308)	$93,292	$(136,890)	$507,437
Net loss	—	—	—	(23,870)	—	(23,870)
Employee stock options, restricted stock and employee stock purchase plan	2	267	—	—	(6)	263
Stock-based compensation expense	—	1,792	—	—	—	1,792
Foreign currency translation, net of tax	—	—	3,461	—	—	3,461
Balance at September 30, 2020	$1,076	$625,328	$(69,847)	$69,422	$(136,896)	$489,083

Balance at June 30, 2019	$1,067	$618,626	$(67,873)	$153,395	$(139,086)	$566,129
Net loss	—	—	—	(1,441)	—	(1,441)
Employee stock options, restricted stock and employee stock purchase plan	—	(2,495)	—	(651)	2,979	(167)
Stock-based compensation expense	—	2,501	—	—	—	2,501
Treasury shares purchased at cost	—	—	—	—	(3,494)	(3,494)
Foreign currency translation, net of tax	—	—	(3,897)	—	—	(3,897)
Balance at September 30, 2019	$1,067	$618,632	$(71,770)	$151,303	$(139,601)	$559,631

Balance at December 31, 2019	$1,067	$620,626	$(67,947)	$134,119	$(139,220)	$548,645
Cumulative effect of accounting change	—	—	—	(735)	—	(735)
Net loss	—	—	—	(62,262)	—	(62,262)
Employee stock options, restricted stock and employee stock purchase plan	9	(167)	—	(1,700)	2,324	466
Stock-based compensation expense	—	4,869	—	—	—	4,869
Foreign currency translation, net of tax	—	—	(1,900)	—	—	(1,900)
Balance at September 30, 2020	$1,076	$625,328	$(69,847)	$69,422	$(136,896)	$489,083

Balance at December 31, 2018	$1,064	$617,276	$(67,673)	$148,802	$(129,788)	$569,681
Net income	—	—	—	4,147	—	4,147
Employee stock options, restricted stock and employee stock purchase plan	3	(8,019)	—	(1,646)	9,218	(444)
Stock-based compensation expense	—	9,375	—	—	—	9,375
Treasury shares purchased at cost	—	—	—	—	(19,031)	(19,031)
Foreign currency translation, net of tax	—	—	(4,097)	—	—	(4,097)
Balance at September 30, 2019	$1,067	$618,632	$(71,770)	$151,303	$(139,601)	$559,631

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2020	2019
Cash flows from operating activities:
Net income (loss)	$(62,262)	$4,147
Adjustments to reconcile net income (loss) to net cash provided by operations:
Impairments and other non-cash charges	13,024	—
Depreciation and amortization	34,186	34,891
Stock-based compensation expense	4,869	9,375
Provision for deferred income taxes	(19,023)	(787)
Credit loss expense	1,304	1,044
Gain on sale of assets	(2,916)	(5,779)
Gain on extinguishment of debt	(419)	—
Amortization of original issue discount and debt issuance costs	3,962	4,589
Change in assets and liabilities:
Decrease in receivables	77,004	17,065
Decrease in inventories	26,566	11,873
Increase in other assets	(2,912)	(3,621)
Decrease in accounts payable	(34,606)	(11,806)
Increase (decrease) in accrued liabilities and other	1,516	(7,805)
Net cash provided by operating activities	40,293	53,186

Cash flows from investing activities:
Capital expenditures	(14,609)	(35,803)
Proceeds from sale of property, plant and equipment	10,497	7,116
Net cash used in investing activities	(4,112)	(28,687)

Cash flows from financing activities:
Borrowings on lines of credit	147,987	237,093
Payments on lines of credit	(180,440)	(242,263)
Purchases of Convertible Notes	(29,124)	—
Debt issuance costs	—	(1,214)
Proceeds from employee stock plans	—	1,236
Purchases of treasury stock	(332)	(21,678)
Other financing activities	1,029	1,336
Net cash used in financing activities	(60,880)	(25,490)

Effect of exchange rate changes on cash	(1,810)	(1,526)

Net decrease in cash, cash equivalents, and restricted cash	(26,509)	(2,517)
Cash, cash equivalents, and restricted cash at beginning of period	56,863	64,266
Cash, cash equivalents, and restricted cash at end of period	$30,354	$61,749

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we collectively refer to as “we,” “our,” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. Our fiscal year end is December 31, our third quarter represents the three- month period ended September 30, and our first nine months represents the nine-month period ended September 30. The results of operations for the third quarter and first nine months of 2020 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise noted, all currency amounts are stated in U.S. dollars.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2020, our results of operations for the third quarter and first nine months of 2020 and 2019, and our cash flows for the first nine months of 2020 and 2019. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2019 is derived from the audited consolidated financial statements at that date.
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

Standards Not Yet Adopted
Income Taxes: Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued new guidance which is intended to simplify various aspects related to accounting for income taxes. This guidance is effective for us in the first quarter of 2021. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements or related disclosures.

Note 2 – Earnings Per Share
The following table presents the reconciliation of the numerator and denominator for calculating net income (loss) per share:

	Third Quarter		First Nine Months
(In thousands, except per share data)	2020	2019	2020	2019
Numerator
Net income (loss) - basic and diluted	$(23,870)	$(1,441)	$(62,262)	$4,147

Denominator
Weighted average common shares outstanding - basic	90,535	89,675	90,056	89,863
Dilutive effect of stock options and restricted stock awards	—	—	—	1,676
Dilutive effect of Convertible Notes	—	—	—	—
Weighted average common shares outstanding - diluted	90,535	89,675	90,056	91,539

Net income (loss) per common share
Basic	$(0.26)	$(0.02)	$(0.69)	$0.05
Diluted	$(0.26)	$(0.02)	$(0.69)	$0.05
We excluded the following weighted-average potential shares from the calculations of diluted net income (loss) per share during the applicable periods because their inclusion would have been anti-dilutive:

	Third Quarter		First Nine Months
(In thousands)	2020	2019	2020	2019
Stock options and restricted stock awards	5,608	4,989	5,172	1,812
For the third quarter and first nine months of 2020, as well as the third quarter of 2019, we excluded all potentially dilutive stock options and restricted stock awards in calculating diluted earnings per share as the effect was anti-dilutive due to the net loss incurred for these periods. The Convertible Notes (as defined in Note 7) only impact the calculation of diluted net income per share in periods that the average price of our common stock, as calculated in accordance with the terms of the indenture governing the Convertible Notes, exceeds the conversion price of $9.33 per share. We have the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion of the Convertible Notes as further described in Note 7. If converted, we currently intend to settle the principal amount of the notes in cash and as a result, only the amounts payable in excess of the principal amount of the notes, if any, would be assumed to be settled with shares of common stock for purposes of computing diluted net income per share.

Note 3 – Capital Stock and Repurchase Program
Our securities repurchase program remains available for repurchases of any combination of our common stock and our Convertible Notes. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows, available cash on hand, and borrowings under our ABL Facility (as defined in Note 7). As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. As of September 30, 2020, we had $51.9 million remaining under the program.
During the first nine months of 2020, we repurchased $33.1 million of our Convertible Notes in the open market under the repurchase program for a total cost of $29.1 million. There were no Convertible Notes repurchased under the program during 2019.
There were no shares of common stock repurchased under the repurchase program during the first nine months of 2020. During the first nine months of 2019, we repurchased an aggregate of 2,537,833 shares of our common stock under the program for a total cost of $19.0 million.
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

Note 4 – Stock-Based and Other Long-Term Incentive Compensation
During the second quarter of 2020, the Compensation Committee of our Board of Directors (“Compensation Committee”) approved equity-based compensation to executive officers and other key employees consisting of 2,474,377 restricted stock units which will primarily vest in equal installments over a three-year period. At September 30, 2020, 1,622,532 shares remained available for award under the 2015 Employee Equity Incentive Plan (“2015 Plan”). In addition, non-employee directors received a grant of 156,886 restricted stock awards which will vest in full on the earlier of the day prior to the next annual meeting of stockholders following the grant date or the first anniversary of the grant date. The weighted average grant-date fair value was $2.06 per share for both the restricted stock units and restricted stock awards.
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

Note 5 – Receivables
Receivables consisted of the following:

(In thousands)	September 30, 2020	December 31, 2019
Trade receivables:
Gross trade receivables	$119,705	$207,554
Allowance for credit losses	(5,753)	(6,007)
Net trade receivables	113,952	201,547
Income tax receivables	4,403	7,393
Other receivables	9,602	7,774
Total receivables, net	$127,957	$216,714
Other receivables included $8.4 million and $6.2 million for value added, goods and service taxes related to foreign jurisdictions as of September 30, 2020 and December 31, 2019, respectively.
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
Changes in our allowance for credit losses were as follows:

	First Nine Months
(In thousands)	2020	2019
Balance at beginning of period	$6,007	$10,034
Cumulative effect of accounting change	959	—
Credit loss expense	1,304	1,044
Write-offs, net of recoveries	(2,517)	(2,530)
Balance at end of period	$5,753	$8,548

Note 6 – Inventories
Inventories consisted of the following:

(In thousands)	September 30, 2020	December 31, 2019
Raw materials:
Fluids systems	$106,484	$141,314
Mats and integrated services	3,724	5,049
Total raw materials	110,208	146,363
Blended fluids systems components	34,221	39,542
Finished goods - mats	15,138	10,992
Total inventories	$159,567	$196,897
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
Fluids Systems segment cost of revenues includes a total of $10.0 million of charges for the first nine months of 2020 for inventory write-downs, primarily attributable to the reduction in carrying values of certain inventory to their net realizable value.

Note 7 – Financing Arrangements and Fair Value of Financial Instruments
Financing arrangements consisted of the following:

	September 30, 2020			December 31, 2019
(In thousands)	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt
Convertible Notes	$66,912	$(5,262)	$61,650	$100,000	$(12,291)	$87,709
ABL Facility	29,900	—	29,900	65,000	—	65,000
Other debt	10,805	—	10,805	7,164	—	7,164
Total debt	107,617	(5,262)	102,355	172,164	(12,291)	159,873
Less: Current portion	(10,149)	—	(10,149)	(6,335)	—	(6,335)
Long-term debt	$97,468	$(5,262)	$92,206	$165,829	$(12,291)	$153,538
Convertible Notes. In December 2016, we issued $100.0 million of unsecured convertible senior notes (“Convertible Notes”) that mature on December 1, 2021, of which $66.9 million principal amount was outstanding at September 30, 2020. The notes bear interest at a rate of 4.0% per year, payable semiannually in arrears on June 1 and December 1 of each year.
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
On or after June 1, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing conditions have been satisfied. As of October 30, 2020, the notes were not convertible.
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
In accordance with accounting guidance for convertible debt with a cash conversion option, we separately accounted for the debt and equity components of the notes in a manner that reflected our estimated nonconvertible debt borrowing rate. As of September 30, 2020, the carrying amount of the debt component was $61.7 million, which is net of the unamortized debt discount and debt issuance costs of $5.3 million. Including the impact of the unamortized debt discount and debt issuance costs, the effective interest rate on the notes is approximately 11.3%.
During the first nine months of 2020, we repurchased $33.1 million of our Convertible Notes in the open market for a total cost of $29.1 million, and recognized a net gain of $0.4 million reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including original issue discount and debt issuance costs.
Asset-Based Loan Facility. In May 2016, we entered into an asset-based revolving credit agreement which replaced our previous credit agreement. In October 2017, we entered into an Amended and Restated Credit Agreement and in March 2019, we entered into a First Amendment to Amended and Restated Credit Agreement (as amended, the “ABL Facility”). The ABL Facility provides financing of up to $200.0 million available for borrowings (inclusive of letters of credit) and can be increased up to a maximum capacity of $275.0 million, subject to certain conditions. As of September 30, 2020, our total availability under the ABL Facility was $99.0 million, of which $29.9 million was drawn, resulting in remaining availability of $69.1 million.

The ABL Facility terminates in March 2024; however, the ABL Facility has a springing maturity date that will accelerate the maturity of the ABL Facility to September 1, 2021 if, prior to such date, the Convertible Notes have not been repurchased, redeemed, refinanced, exchanged or otherwise satisfied in full or we have not escrowed an amount of funds, that together with the amount that we establish as a reserve against our borrowing capacity, is sufficient for the future settlement of the Convertible Notes at their maturity. The ABL Facility requires compliance with a minimum consolidated fixed charge coverage ratio of 1.25 to 1.0 calculated based on the trailing twelve-month period ended June 30, 2021 and remaining unused availability of at least $25.0 million to utilize borrowings or assignment of availability under the ABL Facility towards funding the repayment of the Convertible Notes.
Borrowing availability under the ABL Facility is calculated based on eligible U.S. accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet, net of reserves and limits on such assets included in the borrowing base calculation. To the extent pledged by us, the borrowing base calculation also includes the amount of eligible pledged cash. The lender may establish such reserves, in part based on appraisals of the asset base, and other limits at its discretion which could reduce the amounts otherwise available under the ABL Facility. Availability associated with eligible rental mats will also be subject to maintaining a minimum consolidated fixed charge coverage ratio of 1.5 to 1.0 and at least $1.0 million of operating income for the Mats and Integrated Services segment, each calculated based on a trailing twelve-month period.
As of November 3, 2020, our total availability under the ABL Facility was $112.3 million, of which $29.0 million was drawn, resulting in remaining availability of $83.3 million. As of November 3, 2020, our total availability under the ABL Facility included $25.3 million from eligible rental mats. After the filing of our quarterly compliance certificate under the ABL Facility for the third quarter of 2020 in November, we will not satisfy the minimum consolidated fixed charge coverage ratio that is required to continue including eligible rental mats in the borrowing availability under the ABL Facility. While this does not represent a default, it would reduce the borrowing availability under the ABL Facility noted above as of November 3, 2020 by $25.3 million.
Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. and (c) LIBOR, subject to a floor of zero, plus 100 basis points, plus, in each case, an applicable margin per annum. The applicable margin ranges from 150 to 200 basis points for LIBOR borrowings, and 50 to 100 basis points for base rate borrowings, based on the consolidated fixed charge coverage ratio as defined in the ABL Facility calculated based on a trailing twelve-month period. As of September 30, 2020, the applicable margin for borrowings under our ABL Facility was 150 basis points with respect to LIBOR borrowings and 50 basis points with respect to base rate borrowings. The weighted average interest rate for the ABL Facility was 1.9% at September 30, 2020. In November 2020, the applicable margins for borrowings under our ABL Facility will increase 50 basis points based on the consolidated fixed charge coverage ratio. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 25 to 37.5 basis points, based on the level of outstanding borrowings, as defined in the ABL Facility. As of September 30, 2020, the applicable commitment fee was 37.5 basis points.
The ABL Facility is a senior secured obligation, secured by first liens on substantially all of our U.S. tangible and intangible assets, and a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral. The ABL Facility contains customary operating covenants and certain restrictions including, among other things, the incurrence of additional debt, liens, dividends, asset sales, investments, mergers, acquisitions, affiliate transactions, stock repurchases and other restricted payments. The ABL Facility also requires compliance with a minimum consolidated fixed charge coverage ratio of 1.0 to 1.0 calculated based on a trailing twelve-month period if availability under the ABL Facility falls below $22.5 million. In addition, the ABL Facility contains customary events of default, including, without limitation, a failure to make payments under the facility, acceleration of more than $25.0 million of other indebtedness, certain bankruptcy events, and certain change of control events.
Other Debt. Certain of our foreign subsidiaries maintain local credit arrangements consisting primarily of lines of credit or overdraft facilities which are generally renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. We had $7.9 million and $4.8 million outstanding under these arrangements at September 30, 2020 and December 31, 2019, respectively.
In addition, at September 30, 2020, we had $57.5 million in outstanding letters of credit, performance bonds, and other guarantees for which certain of the letters of credit are collateralized by $6.3 million in restricted cash.
Our financial instruments include cash and cash equivalents, receivables, payables, and debt. We believe the carrying values of these instruments, with the exception of our Convertible Notes, approximated their fair values at September 30, 2020 and December 31, 2019. The estimated fair value of our Convertible Notes was $59.2 million at September 30, 2020 and $101.4 million at December 31, 2019, based on quoted market prices at these respective dates.

Note 8 – Income Taxes
The benefit for income taxes was $11.3 million for the first nine months of 2020, reflecting an effective tax benefit rate of 15%. This result primarily reflects the impact of the geographic composition of our pretax loss, where the tax benefit from losses in the U.S was partially offset by the tax expense related to earnings from our international operations. The provision for income taxes was $7.2 million for the first nine months of 2019, reflecting an effective tax rate of 63%. The 2019 effective tax rate was impacted by the geographic composition of our pretax income as well as non-deductible expenses relative to the amount of pretax income.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in March 2020 in the United States. The CARES Act contains several tax provisions, including additional carryback opportunities for net operating losses, temporary increases in the interest deductibility threshold, and the acceleration of refunds for any remaining alternative minimum tax (“AMT”) carryforwards. While there was no material impact from the CARES Act in our provision for income taxes for the first nine months of 2020, we are continuing to evaluate the provisions of the CARES Act. In addition, we filed an amendment to our 2018 U.S. federal income tax return in the second quarter of 2020 and received a refund of $0.7 million for AMT carryforwards in July 2020.
The CARES Act also permits most companies to defer paying their portion of certain applicable payroll taxes from the date the CARES Act was signed into law through December 31, 2020. The deferred amount will be due in two equal installments on December 31, 2021 and December 31, 2022. The deferred amount of applicable payroll taxes was $2.3 million at September 30, 2020.

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
Kenedy, Texas Drilling Fluids Facility Fire
In July 2018, a fire occurred at our Kenedy, Texas drilling fluids facility, destroying the distribution warehouse, including inventory and surrounding equipment. In addition, nearby residences and businesses were evacuated as part of the response to the fire. In order to avoid any customer service disruptions, we implemented contingency plans to supply products from alternate facilities in the area and region. Subsequently, we received petitions seeking payment for alleged bodily injuries, property damage, and punitive damages claimed to have been incurred as a result of the fire and the subsequent efforts we undertook to remediate any potential smoke damage. As of September 30, 2020, all plaintiffs' claims have been settled under our insurance program and the matter is closed. As of September 30, 2020, our claims related to the fire under our property, business interruption, and general liability insurance programs have not been finalized.

Note 10 – Supplemental Disclosures to the Statements of Cash Flows
Supplemental disclosures to the statements of cash flows are presented below:

	First Nine Months
(In thousands)	2020	2019
Cash paid for:
Income taxes (net of refunds)	$4,733	$10,095
Interest	$4,160	$5,702
Cash, cash equivalents, and restricted cash in the consolidated statements of cash flows consisted of the following:

(In thousands)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$24,028	$48,672
Restricted cash (included in prepaid expenses and other current assets)	6,326	8,191
Cash, cash equivalents, and restricted cash	$30,354	$56,863

Note 11 – Segment Data
Summarized operating results for our reportable segments are shown in the following table (net of inter-segment transfers):

	Third Quarter		First Nine Months
(In thousands)	2020	2019	2020	2019
Revenues
Fluids systems	$67,711	$152,547	$275,178	$485,744
Mats and integrated services	28,713	50,216	87,742	144,904
Total revenues	$96,424	$202,763	$362,920	$630,648

Operating income (loss)
Fluids systems	$(18,957)	$5,893	$(46,284)	$21,951
Mats and integrated services	(139)	10,049	3,928	32,863
Corporate office	(6,596)	(9,654)	(19,761)	(31,933)
Total operating income (loss)	$(25,692)	$6,288	$(62,117)	$22,881
    The following table presents further disaggregated revenues for the Fluids Systems segment:

	Third Quarter		First Nine Months
(In thousands)	2020	2019	2020	2019
United States	$40,314	$98,140	$156,644	$318,353
Canada	1,961	8,029	18,287	26,283
Total North America	42,275	106,169	174,931	344,636

EMEA	23,207	41,126	91,380	123,346
Other	2,229	5,252	8,867	17,762
Total International	25,436	46,378	100,247	141,108

Total Fluids Systems revenues	$67,711	$152,547	$275,178	$485,744
The following table presents further disaggregated revenues for the Mats and Integrated Services segment:

	Third Quarter		First Nine Months
(In thousands)	2020	2019	2020	2019
Service revenues	$13,469	$18,930	$40,500	$59,989
Rental revenues	9,327	16,700	31,999	55,955
Product sales revenues	5,917	14,586	15,243	28,960
Total Mats and Integrated Services revenues	$28,713	$50,216	$87,742	$144,904

During March 2020, oil prices collapsed due to geopolitical events along with the worldwide effects of the COVID-19 pandemic, which led to a rapid decline in customer activity in the oil and natural gas exploration and production (“E&P”) industry. As of September 30, 2020, the U.S. active rig count was 261, reflecting a 67% decline from the first quarter 2020 average level. The average U.S. active rig count was 477 for the first nine months of 2020 reflecting a 52% decline from the first nine months of 2019. In addition, international activity levels have also been negatively impacted by the COVID-19 pandemic and decline in oil prices. In response to these market changes, we initiated workforce reductions and other cost reduction programs late in the first quarter of 2020, and continued these actions throughout 2020.
As part of the cost reduction programs, we have reduced our global employee base by approximately 620 (28%) in the first nine months of 2020. As a result of these workforce reductions, our operating results for the third quarter of 2020 include $0.4 million of total severance costs ($0.2 million in Fluids Systems and $0.2 million in the Corporate office), with $0.1 million in cost of revenues and $0.3 million in selling, general and administrative expenses. Our operating results for the first nine months of 2020 include $3.9 million of total severance costs ($3.3 million in Fluids Systems and $0.6 million in the Corporate office), with $2.6 million in cost of revenues and $1.3 million in selling, general and administrative expenses. These costs have been substantially paid as of September 30, 2020.
For the third quarter of 2020, we recognized $4.7 million of total charges primarily for the impairment of certain fixed assets and other non-cash charges, with $4.5 million in the Fluids Systems segment and $0.2 million in the Corporate Office. For the first nine months of 2020, we recognized $18.0 million of total charges primarily for inventory write-downs, severance costs, fixed asset impairments, and facility exit costs, with $17.4 million in the Fluids Systems segment and $0.6 million in the Corporate office. See below for details of charges in the Fluids Systems segment.

	Third Quarter		First Nine Months
(In thousands)	2020	2019	2020	2019
Inventory write-downs	$990	$—	$9,986	$—
Severance costs	189	284	3,288	1,152
Property, plant and equipment impairments	3,038	—	3,038	—
Facility exit costs and other	286	—	1,086	—
Total Fluids Systems impairments and other charges	$4,503	$284	$17,398	$1,152

We also made the decision in late 2019 to wind down our Brazil operations. At September 30, 2020, we had $11.8 million of accumulated translation losses related to our subsidiary in Brazil. As such, we will reclassify these losses and recognize a charge to income at such time when we have substantially liquidated our subsidiary in Brazil.
As of September 30, 2020, our consolidated balance sheet includes $42.2 million of goodwill, all of which relates to the Mats and Integrated Services segment. Goodwill and other indefinite-lived intangible assets are tested for impairment annually as of November 1, or more frequently, if indicators of impairment exists. In March 2020, primarily as a result of the collapse in oil prices and the expected declines in the U.S. land E&P markets, along with a significant decline in the quoted market prices of our common stock, we considered these developments to be a potential indicator of impairment that required us to complete an interim goodwill impairment evaluation. As such, in March 2020, we estimated the fair value of our Mats and Integrated Services reporting unit based on our current forecasts and expectations for market conditions and determined that even though the estimated fair value had decreased, the fair value remained substantially in excess of its net carrying value, and therefore, no impairment was required. During the second quarter and third quarter of 2020, we determined that there were no further indicators of events or changes in circumstances that would more likely than not reduce the fair value below its carrying amount.
As of September 30, 2020, our consolidated balance sheet also includes $287.3 million of property, plant and equipment, net, and $25.6 million of finite-lived intangible assets, net, which combined includes $159.6 million in the Fluids Systems segment and $143.6 million in the Mats and Integrated Services segment. We review property, plant and equipment, finite-lived intangible assets and certain other assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We assess recoverability based on expected undiscounted future net cash flows. Due to the changes in market conditions, we have reviewed these assets for impairment during the first nine months of 2020 and determined that the estimated undiscounted cash flows exceeded the carrying value, and therefore, no impairment was required. Fluids Systems segment includes a $3.0 million impairment charge for the first nine months of 2020, attributable to the abandonment of certain property, plant and equipment.

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
Overview
We are a geographically diversified supplier providing products, as well as rentals and services. We operate our business through two reportable segments: Fluids Systems, which primarily serves the oil and natural gas exploration and production (“E&P”) industry, and Mats and Integrated Services, which serves a variety of industries, including electrical transmission & distribution, E&P, pipeline, renewable energy, petrochemical, and construction industries.
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
While our revenue potential is driven by a number of factors including those described above, rig count data remains the most widely accepted indicator of drilling activity. Average North American rig count data for the third quarter and first nine months of 2020 as compared to the same periods of 2019 is as follows:

	Third Quarter		2020 vs 2019
	2020	2019	Count	%
U.S. Rig Count	254	920	(666)	(72)%
Canada Rig Count	47	132	(85)	(64)%
North America Rig Count	301	1,052	(751)	(71)%

	First Nine Months		2020 vs 2019
	2020	2019	Count	%
U.S. Rig Count	477	984	(507)	(52)%
Canada Rig Count	89	132	(43)	(33)%
North America Rig Count	566	1,116	(550)	(49)%
_______________________________________________________
Source: Baker Hughes Company
During 2019, U.S. rig count steadily declined, exiting the year at 805 active rigs, a 26% decline from the end of 2018. During March 2020, oil prices collapsed due to geopolitical events along with the worldwide effects of the COVID-19 pandemic. As a result, average U.S. rig count in the second quarter of 2020 declined 50% from the first quarter of 2020 and further declined another 35% in the third quarter of 2020 from the average level in the second quarter of 2020. After reaching a low of 244 in mid-August, the U.S. rig count has since increased to 296 as of October 30, 2020. The Canada rig count reflects both the current weakness in oil prices as well as normal seasonality for this market, with the highest rig count levels generally observed in the first quarter of each year, prior to Spring break-up. We anticipate that market activity will continue to modestly improve from current levels, although the ongoing impacts of the COVID-19 pandemic and an uncertain economic environment that will likely persist through the remainder of 2020 and into 2021 make the timing and pace of recovery difficult to predict.
Outside of North America, drilling activity is generally more stable as drilling activity in many countries is based on longer-term economic projections and multi-year drilling programs, which tends to reduce the impact of short-term changes in commodity prices on overall drilling activity. However, operations in several countries in the EMEA region experienced activity disruptions and project delays beginning in March 2020 and continuing through the third quarter of 2020, driven by government-imposed restrictions on movements of personnel, quarantines of staffing, and logistical limitations as a result of the COVID-19 pandemic. We currently expect these disruptions and project delays will continue to impact international activity levels through the remainder of 2020 before beginning to gradually recover in early 2021, although the impact from the duration and magnitude of the ongoing health pandemic and related government responses are very difficult to predict.

In response to these market changes and reduced demand for our products and services as a result of the decline in oil prices and the COVID-19 pandemic, we initiated a number of actions late in the first quarter of 2020 and continuing throughout 2020 aimed at conserving cash and protecting our liquidity, including:
•The implementation of cost reduction programs, including workforce reductions, employee furloughs, the suspension of the Company’s matching contributions to its U.S. defined contribution plan, and temporary salary reductions effective April 1, 2020 for a significant portion of U.S. employees, including a 15% cut to the salaries paid to executive officers (with a further 10% cut for the CEO effective August 12, 2020) and the annual cash retainers paid to all non-employee members of the Board of Directors;
•The initiation of additional actions to further reduce the operational footprint of the Fluids Systems business in U.S. land, to better align our cost structure with the lower market activity levels; and
•The elimination of all non-critical capital investments.
As part of the cost reduction programs, we have reduced our global employee base by approximately 620 (28%) in the first nine months of 2020.
For the first nine months of 2020, we recognized $18.0 million of total charges primarily for inventory write-downs, severance costs, fixed asset impairments, and facility exit costs, with $17.4 million in the Fluids Systems segment and $0.6 million in the Corporate office. The $17.4 million of Fluids Systems charges includes $10.0 million for inventory write-downs, $3.3 million in severance costs, $3.0 million in fixed asset impairments, and $1.1 million in facility exit costs and other.
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
Segment Overview
Our Fluids Systems segment, which generated 76% of consolidated revenues for the first nine months of 2020, provides customized drilling, completion, and stimulation fluids solutions to E&P customers primarily in North America and Europe, the Middle East and Africa (“EMEA”), as well as certain countries in Asia Pacific and Latin America. International expansion, including the penetration of international oil companies (“IOCs”) and national oil companies (“NOCs”), is a key element of our Fluids Systems strategy, which has historically helped to stabilize segment revenues while North American oil and natural gas exploration activities have fluctuated significantly. Revenues from IOC and NOC customers represented approximately 43% of Fluids Systems segment revenues for the first nine months of 2020 compared to approximately 31% for the first nine months of 2019.
In addition to our international expansion efforts, we have also expanded our presence in the deepwater Gulf of Mexico, capitalizing on our capabilities, infrastructure, and strong market position, as well as through product line extensions into adjacent product offerings, including completion fluids. Revenues for drilling and completion fluids from offshore Gulf of Mexico increased to $37 million for the first nine months of 2020 compared to $32 million for the first nine months of 2019.
In response to the increasing market demand for cleaning products following the COVID-19 pandemic, we began leveraging our chemical blending capacity and technical expertise to begin producing disinfectants and industrial cleaning products in the second quarter of 2020. After initial production start-up in the second quarter of 2020, revenues from these products tripled in the third quarter of 2020 to nearly $3 million. Following the third quarter 2020 installation of required packaging equipment for these products, we plan to continue to ramp up production over the next several months.
Our Mats and Integrated Services segment, which generated 24% of consolidated revenues for the first nine months of 2020, provides composite mat rentals utilized for temporary worksite access, along with related site construction and services to customers in various markets including electrical transmission & distribution, E&P, pipeline, renewable energy, petrochemical, and construction industries across North America and Europe. We also sell composite mats to customers around the world.

The expansion of our rental and service activities in utility infrastructure and other non-E&P markets remains a strategic priority for us due to the magnitude of this market growth opportunity, as well as the market’s relative stability compared to E&P. The Mats and Integrated Services segment rental and service revenues from non-E&P markets was approximately $45 million for the first nine months of 2020 compared to approximately $50 million for the first nine months of 2019. Product sales revenues largely reflect sales to utility customers and other non-E&P markets, and typically fluctuate based on the timing of customer orders. Including product sales, total revenues from non-E&P markets represented approximately 66% of total segment revenues for the first nine months of 2020 compared to approximately 47% of total segment revenues for the first nine months of 2019. During the first nine months of 2020, our business was impacted by the COVID-19 pandemic, as customers delayed sales orders and project timing citing COVID-related market uncertainty, permitting delays, and logistical restrictions. As a result, we reduced our mat production levels during the third quarter of 2020 and expect to continue to do so for the remainder of the year to reduce current inventory levels, which negatively impacts our results due to the high level of fixed costs in our manufacturing operations. We currently expect that increased activity for both rental projects and product sales remains highly dependent on our customers gaining confidence in the broader economic recovery. While customer quoting activity has improved from the lull seen during the second quarter of 2020, the ongoing impact of these uncertainties, permitting delays, and logistical restrictions are difficult to predict.

Third Quarter of 2020 Compared to Third Quarter of 2019
Consolidated Results of Operations
Summarized results of operations for the third quarter of 2020 compared to the third quarter of 2019 are as follows:

	Third Quarter		2020 vs 2019
(In thousands)	2020	2019	$	%
Revenues	$96,424	$202,763	$(106,339)	(52)%
Cost of revenues	99,301	169,429	(70,128)	(41)%
Selling, general and administrative expenses	20,597	27,017	(6,420)	(24)%
Other operating income, net	(820)	29	(849)	NM
Impairments	3,038	—	3,038	NM
Operating income (loss)	(25,692)	6,288	(31,980)	NM

Foreign currency exchange loss	580	828	(248)	(30)%
Interest expense, net	2,411	3,628	(1,217)	(34)%
Income (loss) before income taxes	(28,683)	1,832	(30,515)	NM

Provision (benefit) for income taxes	(4,813)	3,273	(8,086)	NM
Net income (loss)	$(23,870)	$(1,441)	$(22,429)	NM
Revenues
Revenues decreased 52% to $96.4 million for the third quarter of 2020, compared to $202.8 million for the third quarter of 2019. This $106.3 million decrease includes a $86.1 million (56%) decrease in revenues in North America, comprised of a $63.9 million decrease in the Fluids Systems segment and a $22.2 million decrease in the Mats and Integrated Services segment. Revenues from our North America operations decreased primarily due to the 71% reduction in North America rig count. Revenues from our international operations decreased by $20.3 million (41%), primarily driven by activity disruptions and project delays resulting from the COVID-19 pandemic in our EMEA region. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues decreased 41% to $99.3 million for the third quarter of 2020, compared to $169.4 million for the third quarter of 2019. This $70.1 million decrease was primarily driven by the 52% decrease in revenues described above. Fluids Systems segment cost of revenues for the third quarter of 2020 includes a total of $1.1 million of charges related to inventory write-downs and severance costs.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $6.4 million to $20.6 million for the third quarter of 2020, compared to $27.0 million for the third quarter of 2019. This decrease was primarily driven by lower personnel costs, lower stock-based compensation expense, and lower spending related to legal matters. In addition, the third quarter of 2019 includes higher professional fees related to the October 2019 acquisition of Cleansorb Limited ("Cleansorb") and our long-term strategic planning project. Selling, general and administrative expenses as a percentage of revenues was 21.4% for the third quarter of 2020 compared to 13.3% for the third quarter of 2019.
Impairments
Fluids Systems segment includes a $3.0 million impairment charge for the third quarter of 2020, attributable to the abandonment of certain property, plant and equipment.
Foreign currency exchange
Foreign currency exchange was a $0.6 million loss for the third quarter of 2020 compared to a $0.8 million loss for the third quarter of 2019, and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.

Interest expense, net
Interest expense was $2.4 million for the third quarter of 2020 compared to $3.6 million for the third quarter of 2019. Interest expense for the third quarter of 2020 and 2019 includes $1.2 million and $1.6 million, respectively, in non-cash amortization of original issue discount and debt issuance costs. The decrease in interest expense is primarily due to lower debt balances as well as a decrease in interest rates on the ABL Facility.
Provision (benefit) for income taxes
The benefit for income taxes was $4.8 million for the third quarter of 2020, reflecting an effective tax benefit rate of 17%. This result primarily reflects the impact of the geographic composition of our pretax loss, where the tax benefit from losses in the U.S was partially offset by the tax expense related to earnings from our international operations. The provision for income taxes was $3.3 million for the third quarter of 2019 and included a $2.0 million charge, primarily reflecting the impact of an increase in the projected full year 2019 tax rate resulting from a decline in projected U.S. earnings for 2019.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Third Quarter		2020 vs 2019
(In thousands)	2020	2019	$	%
Revenues
Fluids systems	$67,711	$152,547	$(84,836)	(56)%
Mats and integrated services	28,713	50,216	(21,503)	(43)%
Total revenues	$96,424	$202,763	$(106,339)	(52)%

Operating income (loss)
Fluids systems	$(18,957)	$5,893	$(24,850)
Mats and integrated services	(139)	10,049	(10,188)
Corporate office	(6,596)	(9,654)	3,058
Total operating income (loss)	$(25,692)	$6,288	$(31,980)

Segment operating margin
Fluids systems	(28.0)%	3.9%
Mats and integrated services	(0.5)%	20.0%
Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	Third Quarter		2020 vs 2019
(In thousands)	2020	2019	$	%
United States	$40,314	$98,140	$(57,826)	(59)%
Canada	1,961	8,029	(6,068)	(76)%
Total North America	42,275	106,169	(63,894)	(60)%

EMEA	23,207	41,126	(17,919)	(44)%
Other	2,229	5,252	(3,023)	(58)%
Total International	25,436	46,378	(20,942)	(45)%

Total Fluids Systems revenues	$67,711	$152,547	$(84,836)	(56)%
North America revenues decreased 60% to $42.3 million for the third quarter of 2020, compared to $106.2 million for the third quarter of 2019. This decrease was primarily attributable to a $57.8 million decrease from U.S. land markets driven by the 72% decline in U.S. rig count partially offset by an increase in market share. Revenues from offshore Gulf of Mexico decreased $2.4 million, as our expanding market share was more than offset by activity disruptions in 2020 resulting from elevated hurricane activity. For the third quarter of 2020, U.S. revenues included $30.3 million from land markets and $7.4 million from offshore Gulf of Mexico.
Internationally, revenues decreased 45% to $25.4 million for the third quarter of 2020, compared to $46.4 million for the third quarter of 2019. The decrease in EMEA was driven by lower activity primarily attributable to COVID-19 disruptions and the impact of lower oil prices in Algeria, Romania, and various other countries. The decrease in other international was primarily attributable to lower activity in Australia.

Operating income (loss)
The Fluids Systems segment incurred an operating loss of $19.0 million for the third quarter of 2020, reflecting a $24.9 million change from the $5.9 million of operating income generated for the third quarter of 2019. The decrease in operating income includes a $14.0 million decline from North American operations and a $6.4 million decline from international operations, which are primarily attributable to the changes in revenues described above, partially offset by the benefit of cost reduction programs. The Fluids Systems operating loss for the third quarter of 2020 also includes $4.5 million of charges primarily for the impairment of certain fixed assets and other non-cash charges.
During the fourth quarter of 2019, we made the decision to wind down our Brazil operations. We may incur operating losses and asset write-downs as we wind down these operations. In addition, at September 30, 2020, we had $11.8 million of accumulated translation losses related to our subsidiary in Brazil, that are reflected in accumulated other comprehensive loss in stockholders’ equity. Accounting guidance requires that we reclassify these accumulated translation losses and recognize a charge to income at such time when we have substantially liquidated the assets of our subsidiary in Brazil.
Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	Third Quarter		2020 vs 2019
(In thousands)	2020	2019	$	%
Rental and service revenues	$22,796	$35,630	$(12,834)	(36)%
Product sales revenues	5,917	14,586	(8,669)	(59)%
Total Mats and Integrated Services revenues	$28,713	$50,216	$(21,503)	(43)%
Rental and service revenues decreased $12.8 million (36%) to $22.8 million for the third quarter of 2020, which includes a $12.0 million decrease from E&P customers, primarily resulting from lower U.S. activity caused by the decline in oil and natural gas prices. In addition, revenues from non-E&P customers decreased $0.8 million as our continued expansion into non-E&P markets, including increased demand to support repairs of hurricane-damaged utility infrastructure along the U.S. Gulf Coast region, was more than offset by the impact of delays in customer project timing resulting from COVID-related market uncertainty, permitting delays, and logistical restrictions. Revenues from product sales, which typically fluctuate based on the timing of mat orders from customers, was negatively impacted in the third quarter of 2020 as certain customers delayed orders due to the uncertainty related to the COVID-19 pandemic.
Operating income (loss)
The Mats and Integrated Services segment incurred an operating loss of $0.1 million for the third quarter of 2020 compared to operating income of $10.0 million for the third quarter of 2019, the decrease being primarily attributable to the change in revenues as described above.
Corporate Office
Corporate office expenses decreased $3.1 million to $6.6 million for the third quarter of 2020, compared to $9.7 million for the third quarter of 2019. This decrease was primarily driven by reduced personnel costs and lower spending related to legal matters, as well as higher professional fees incurred in the third quarter of 2019 related to the Cleansorb acquisition and our long-term strategic planning project.

First Nine Months of 2020 Compared to First Nine Months of 2019
Consolidated Results of Operations
Summarized results of operations for the first nine months of 2020 compared to the first nine months of 2019 are as follows:

	First Nine Months		2020 vs 2019
(In thousands)	2020	2019	$	%
Revenues	$362,920	$630,648	$(267,728)	(42)%
Cost of revenues	357,675	522,338	(164,663)	(32)%
Selling, general and administrative expenses	66,230	85,796	(19,566)	(23)%
Other operating income, net	(1,906)	(367)	(1,539)	NM
Impairments	3,038	—	3,038	NM
Operating income (loss)	(62,117)	22,881	(84,998)	NM

Foreign currency exchange loss	3,343	756	2,587	NM
Interest expense, net	8,524	10,807	(2,283)	(21)%
Gain on extinguishment of debt	(419)	—	(419)	NM
Income (loss) before income taxes	(73,565)	11,318	(84,883)	NM

Provision (benefit) for income taxes	(11,303)	7,171	(18,474)	NM
Net income (loss)	$(62,262)	$4,147	$(66,409)	NM
Revenues
Revenues decreased 42% to $362.9 million for the first nine months of 2020, compared to $630.6 million for the first nine months of 2019. This $267.7 million decrease includes a $228.4 million (47%) decrease in revenues in North America, comprised of a $169.7 million decrease in the Fluids Systems segment and a $58.7 million decrease in the Mats and Integrated Services segment. Revenues from our North America operations decreased primarily due to the 49% reduction in North America rig count. Revenues from our international operations decreased by $39.3 million (26%), primarily driven by activity disruptions and project delays resulting from the COVID-19 pandemic as well as lower oil prices in our EMEA region. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues decreased 32% to $357.7 million for the first nine months of 2020, compared to $522.3 million for the first nine months of 2019. This $164.7 million decrease was primarily driven by the 42% decrease in revenues described above. Fluids Systems segment cost of revenues for the first nine months of 2020 includes a total of $13.4 million of charges related to inventory write-downs, severance costs, and facility exit costs.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $19.6 million to $66.2 million for the first nine months of 2020, compared to $85.8 million for the first nine months of 2019. The first nine months of 2019 included a $4.0 million charge for stock-based compensation expense associated with the February 2019 retirement policy modification and $3.7 million in professional fees related to our long-term strategic planning project and the Cleansorb acquisition. The remaining decrease of $11.9 million was primarily driven by reduced personnel costs and lower spending related to legal matters in the first nine months of 2020. Selling, general and administrative expenses as a percentage of revenues was 18.2% for the first nine months of 2020 compared to 13.6% for the first nine months of 2019.
Impairments
Fluids Systems segment includes a $3.0 million impairment charge for the first nine months of 2020, attributable to the abandonment of certain property, plant and equipment.

Foreign currency exchange
Foreign currency exchange was a $3.3 million loss for the first nine months of 2020 compared to a $0.8 million loss for the first nine months of 2019, and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.
Interest expense, net
Interest expense was $8.5 million for the first nine months of 2020 compared to $10.8 million for the first nine months of 2019. Interest expense for the first nine months of 2020 and 2019 includes $4.0 million and $4.6 million, respectively, in non-cash amortization of original issue discount and debt issuance costs. The decrease in interest expense is primarily due to lower debt balances as well as a decrease in interest rates on the ABL Facility.
Gain on extinguishment of debt
The $0.4 million gain for the first nine months of 2020 reflects the difference in the amount paid and the net carrying value of the extinguished debt, including original issue discount and debt issuance costs, related to the repurchase of $33.1 million of our Convertible Notes in the open market for $29.1 million.
Provision (benefit) for income taxes
The benefit for income taxes was $11.3 million for the first nine months of 2020, reflecting an effective tax benefit rate of 15%. This result primarily reflects the impact of the geographic composition of our pretax loss, where the tax benefit from losses in the U.S was partially offset by the tax expense related to earnings from our international operations. The provision for income taxes was $7.2 million for the first nine months of 2019, reflecting an effective tax rate of 63%. The 2019 effective tax rate was impacted by the geographic composition of our pretax income as well as non-deductible expenses relative to the amount of pretax income.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Nine Months		2020 vs 2019
(In thousands)	2020	2019	$	%
Revenues
Fluids systems	$275,178	$485,744	$(210,566)	(43)%
Mats and integrated services	87,742	144,904	(57,162)	(39)%
Total revenues	$362,920	$630,648	$(267,728)	(42)%

Operating income (loss)
Fluids systems	$(46,284)	$21,951	$(68,235)
Mats and integrated services	3,928	32,863	(28,935)
Corporate office	(19,761)	(31,933)	12,172
Total operating income (loss)	$(62,117)	$22,881	$(84,998)

Segment operating margin
Fluids systems	(16.8)%	4.5%
Mats and integrated services	4.5%	22.7%
Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	First Nine Months		2020 vs 2019
(In thousands)	2020	2019	$	%
United States	$156,644	$318,353	$(161,709)	(51)%
Canada	18,287	26,283	(7,996)	(30)%
Total North America	174,931	344,636	(169,705)	(49)%

EMEA	91,380	123,346	(31,966)	(26)%
Other	8,867	17,762	(8,895)	(50)%
Total International	100,247	141,108	(40,861)	(29)%

Total Fluids Systems revenues	$275,178	$485,744	$(210,566)	(43)%
North America revenues decreased 49% to $174.9 million for the first nine months of 2020, compared to $344.6 million for the first nine months of 2019. This decrease was primarily attributable a $169.5 million decrease from U.S. land markets driven by the 52% decline in U.S. rig count, partially offset by a $5.0 million increase from offshore Gulf of Mexico driven primarily by the completion fluids product line extension. For the first nine months of 2020, U.S. revenues included $116.4 million from land markets and $36.9 million from offshore Gulf of Mexico.
Internationally, revenues decreased 29% to $100.2 million for the first nine months of 2020, compared to $141.1 million for the first nine months of 2019. The decrease in EMEA was driven by lower activity primarily attributable to COVID-19 disruptions and the impact of lower oil prices in Algeria, Romania, and various other countries, partially offset by increases in Tunisia, Italy, and Kuwait, as well as the October 2019 acquisition of Cleansorb. The decrease in other international was primarily attributable to lower activity in Australia, including the completion of the Baker Hughes Greater Enfield project in the third quarter of 2019.

Operating income (loss)
The Fluids Systems segment incurred an operating loss of $46.3 million for the first nine months of 2020, reflecting a $68.2 million change from the $22.0 million of operating income generated for the first nine months of 2019. The decrease in operating income includes a $41.5 million decline from North American operations and a $11.1 million decline from international operations, which are primarily attributable to the changes in revenues described above, partially offset by the benefit of cost reduction programs. The Fluids Systems operating loss for the first nine months of 2020 also includes $17.4 million of charges primarily related to inventory write-downs, severance costs, fixed asset impairments, and facility exit costs, whereas the first nine months of 2019 included $1.8 million of charges related to severance costs and the February 2019 retirement policy modification.
Mats and Integrated Services
Revenues
Total revenues for this segment consisted of the following:

	First Nine Months		2020 vs 2019
(In thousands)	2020	2019	$	%
Rental and service revenues	$72,499	$115,944	$(43,445)	(37)%
Product sales revenues	15,243	28,960	(13,717)	(47)%
Total Mats and Integrated Services revenues	$87,742	$144,904	$(57,162)	(39)%
Rental and service revenues decreased $43.4 million (37%) to $72.5 million for the first nine months of 2020, which includes a $38.4 million decrease from E&P customers, primarily resulting from lower U.S. activity caused by the decline in oil and natural gas prices. In addition, revenues from non-E&P customers decreased $5.0 million as our continued expansion into non-E&P markets was more than offset by the impact of delays in customer project timing resulting from COVID-related market uncertainty, permitting delays, and logistical restrictions. Revenues from product sales, which typically fluctuate based on the timing of mat orders from customers, was negatively impacted in the first nine months of 2020 as certain customers delayed orders due to the market uncertainty related to the COVID-19 pandemic.
Operating income
The Mats and Integrated Services segment generated operating income of $3.9 million for the first nine months of 2020 compared to $32.9 million for the first nine months of 2019, the decrease being primarily attributable to the change in revenues as described above.
Corporate Office
Corporate office expenses decreased $12.2 million to $19.8 million for the first nine months of 2020, compared to $31.9 million for the first nine months of 2019. The first nine months of 2019 included a $3.4 million charge for stock-based compensation expense associated with the February 2019 retirement policy modification and $3.7 million in professional fees related to our long-term strategic planning project and the Cleansorb acquisition. The remaining decrease of $5.1 million is primarily driven by reduced personnel costs and lower spending related to legal matters in the first nine months of 2020.

Liquidity and Capital Resources
Net cash provided by operating activities was $40.3 million for the first nine months of 2020 compared to $53.2 million for the first nine months of 2019. During the first nine months of 2020, net loss adjusted for non-cash items used cash of $27.3 million, while changes in working capital provided cash of $67.6 million.
Net cash used in investing activities was $4.1 million for the first nine months of 2020, including capital expenditures of $14.6 million. Capital expenditures during the first nine months of 2020 included $7.6 million for the Mats and Integrated Services segment, including investments in the mat rental fleet as well as new products, and $5.5 million for the Fluids Systems segment.
Net cash used in financing activities was $60.9 million for the first nine months of 2020, which primarily includes $29.1 million in repurchases of our Convertible Notes and a net repayment of $35.1 million on our ABL Facility (as defined below).
Substantially all our $24.0 million of cash on hand at September 30, 2020 resides in our international subsidiaries, and we expect to continue to repatriate excess cash from these international subsidiaries, subject to exchange or cash controls and the cash requirements to support the strategic objectives of these international subsidiaries. In addition, we may continue to purchase our Convertible Notes under our existing repurchase program from time to time.
Our revenues and operating results in 2020 have been negatively impacted by the decrease in demand for our products and services following the decline in the price of oil as well as the COVID-19 pandemic and related economic shutdowns around the world. We have taken a number of actions aimed at conserving cash and protecting our liquidity, including workforce and salary reductions, elimination of all non-critical capital expenditures, as well as actions to reduce our operational footprint to match current and anticipated activity levels by operating region. We currently expect capital expenditures to remain limited for the foreseeable future. We anticipate that revenues will begin to increase in the fourth quarter of 2020 as market activity improves from current levels, although the ongoing impacts of the COVID-19 pandemic and an uncertain economic environment that will likely persist through the remainder of 2020 and into early 2021 make the timing and pace of recovery difficult to predict. We anticipate that our near-term working capital requirements to support the revenue growth will largely be offset by the benefit from our on-going efforts to reduce inventory levels and international receivables, which remain elevated from historical levels. As we progress through 2021, we anticipate that future working capital requirements for our operations will fluctuate directionally with revenues.
Availability under our ABL Facility also provides additional liquidity as discussed further below. Total availability under the ABL Facility will fluctuate directionally based on the level of eligible U.S. accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet. As of November 3, 2020, our total availability under the ABL Facility was $112.3 million, of which $29.0 million was drawn, resulting in remaining availability of $83.3 million. As of November 3, 2020, our total availability under the ABL Facility included $25.3 million from eligible rental mats. As discussed further below, in November 2020, we will no longer satisfy a financial covenant required for the composite mats to be included in the borrowing availability under the ABL Facility, and therefore, the adjusted total availability under the ABL Facility would be reduced by such amount. Based on our current projections of operating results through the first half of 2021, we currently anticipate satisfying the financial covenants required such that the eligible rental mats would again be included in the borrowing availability under the ABL Facility following the second quarter of 2021.
Considering the above, we expect our available cash on-hand, cash generated by operations, and remaining availability under our ABL Facility to be adequate to fund current operations during the next 12 months. We also continue to evaluate other sources of additional liquidity to support our longer-term liquidity options, which include possible financing or alternative arrangements secured by certain assets in the U.S. or our international operations.

Our capitalization is as follows:

(In thousands)	September 30, 2020	December 31, 2019
Convertible Notes	$66,912	$100,000
ABL Facility	29,900	65,000
Other debt	10,805	7,164
Unamortized discount and debt issuance costs	(5,262)	(12,291)
Total debt	$102,355	$159,873

Stockholder's equity	489,083	548,645
Total capitalization	$591,438	$708,518

Total debt to capitalization	17.3%	22.6%
Convertible Notes. In December 2016, we issued $100.0 million of unsecured convertible senior notes (“Convertible Notes”) that mature on December 1, 2021, of which $66.9 million principal amount was outstanding at September 30, 2020. The notes bear interest at a rate of 4.0% per year, payable semiannually in arrears on June 1 and December 1 of each year.
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
On or after June 1, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing conditions have been satisfied. As of October 30, 2020, the notes were not convertible.
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
During the first nine months of 2020, we repurchased $33.1 million of our Convertible Notes in the open market for a total cost of $29.1 million, and recognized a net gain of $0.4 million reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including original issue discount and debt issuance costs.
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
The ABL Facility terminates in March 2024; however, the ABL Facility has a springing maturity date that will accelerate the maturity of the ABL Facility to September 1, 2021 if, prior to such date, the Convertible Notes have not been repurchased, redeemed, refinanced, exchanged or otherwise satisfied in full or we have not escrowed an amount of funds, that together with the amount that we establish as a reserve against our borrowing capacity, is sufficient for the future settlement of the Convertible Notes at their maturity. The ABL Facility requires compliance with a minimum consolidated fixed charge coverage ratio of 1.25 to 1.0 calculated based on the trailing twelve-month period ended June 30, 2021 and remaining unused availability of at least $25.0 million to utilize borrowings or assignment of availability under the ABL Facility towards funding the repayment of the Convertible Notes.

Borrowing availability under the ABL Facility is calculated based on eligible U.S. accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet, net of reserves and limits on such assets included in the borrowing base calculation. To the extent pledged by us, the borrowing base calculation also includes the amount of eligible pledged cash. The lender may establish such reserves, in part based on appraisals of the asset base, and other limits at its discretion which could reduce the amounts otherwise available under the ABL Facility. Availability associated with eligible rental mats will also be subject to maintaining a minimum consolidated fixed charge coverage ratio of 1.5 to 1.0 and at least $1.0 million of operating income for the Mats and Integrated Services segment, each calculated based on a trailing twelve-month period.
As noted above, we will not satisfy the minimum consolidated fixed charge coverage ratio that is required to continue including eligible rental mats in the borrowing availability under the ABL Facility after the filing of our quarterly compliance certificate under the ABL Facility for the third quarter of 2020 in November 2020. While this does not represent a default, it would reduce the borrowing availability under the ABL Facility noted above as of November 3, 2020 by $25.3 million. We anticipate regaining compliance with the minimum consolidated fixed charge coverage ratio as required to include eligible rental mats in the borrowing availability under the ABL Facility following the second quarter of 2021. As such, we currently believe that we will be able to utilize borrowings or assignment of availability under the ABL Facility towards funding the repayment of the Convertible Notes prior to September 1, 2021. If we are unable to regain compliance with the minimum consolidated fixed charge coverage ratio following the second quarter of 2021, we would further evaluate options, which may include a waiver or amendment to our ABL Facility. Any waiver or amendment to the ABL Facility, if required, may increase the cost of our borrowings and impose additional limitations over certain types of activities, and we can give no assurance that we will be able to obtain such amendment or waiver on favorable terms or at all.
Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. and (c) LIBOR, subject to a floor of zero, plus 100 basis points, plus, in each case, an applicable margin per annum. The applicable margin ranges from 150 to 200 basis points for LIBOR borrowings, and 50 to 100 basis points for base rate borrowings, based on the consolidated fixed charge coverage ratio as defined in the ABL Facility. As of September 30, 2020, the applicable margin for borrowings under our ABL Facility was 150 basis points with respect to LIBOR borrowings and 50 basis points with respect to base rate borrowings. The weighted average interest rate for the ABL Facility was 1.9% at September 30, 2020. In November 2020, the applicable margins for borrowings under the ABL Facility will increase 50 basis points based on the consolidated fixed charge coverage ratio. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 25 to 37.5 basis points, based on the level of outstanding borrowings, as defined in the ABL Facility. As of September 30, 2020, the applicable commitment fee was 37.5 basis points.
The ABL Facility is a senior secured obligation, secured by first liens on substantially all of our U.S. tangible and intangible assets, and a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral. The ABL Facility contains customary operating covenants and certain restrictions including, among other things, the incurrence of additional debt, liens, dividends, asset sales, investments, mergers, acquisitions, affiliate transactions, stock repurchases and other restricted payments. The ABL Facility also requires compliance with a minimum consolidated fixed charge coverage ratio of 1.0 to 1.0 calculated based on a trailing twelve-month period if availability under the ABL Facility falls below $22.5 million. Based on our current projections, we do not anticipate availability under the ABL Facility falling below $22.5 million. In addition, the ABL Facility contains customary events of default, including, without limitation, a failure to make payments under the facility, acceleration of more than $25.0 million of other indebtedness, certain bankruptcy events, and certain change of control events.
Other Debt. Certain of our foreign subsidiaries maintain local credit arrangements consisting primarily of lines of credit or overdraft facilities which are generally renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. We had $7.9 million and $4.8 million outstanding under these arrangements at September 30, 2020 and December 31, 2019, respectively.
In addition, at September 30, 2020, we had $57.5 million in outstanding letters of credit, performance bonds, and other guarantees for which certain of the letters of credit are collateralized by $6.3 million in restricted cash.

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
As of September 30, 2020, our consolidated balance sheet includes $42.2 million of goodwill, all of which relates to the Mats and Integrated Services segment. Goodwill and other indefinite-lived intangible assets are tested for impairment annually as of November 1, or more frequently, if indicators of impairment exists. In March 2020, primarily as a result of the collapse in oil prices and the expected declines in the U.S. land E&P markets, along with a significant decline in the quoted market prices of our common stock, we considered these developments to be a potential indicator of impairment that required us to complete an interim goodwill impairment evaluation. As such, in March 2020, we estimated the fair value of our Mats and Integrated Services reporting unit based on our current forecasts and expectations for market conditions and determined that even though the estimated fair value had decreased, the fair value remained substantially in excess of its net carrying value, and therefore, no impairment was required. During the second quarter and third quarter of 2020, we determined that there were no further indicators of events or changes in circumstances that would more likely than not reduce the fair value below its carrying amount.
In addition, we review property, plant and equipment, finite-lived intangible assets and certain other assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We assess recoverability based on expected undiscounted future net cash flows. Due to the changes in market conditions, we have reviewed these assets for impairment during the first nine months of 2020 and determined that the estimated undiscounted cash flows exceeded the carrying value, and therefore, no impairment was required. Fluids Systems segment includes a $3.0 million impairment charge for the first nine months of 2020, attributable to the abandonment of certain property, plant and equipment.
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
Interest Rate Risk
At September 30, 2020, we had total principal amounts outstanding under financing arrangements of $107.6 million, including $66.9 million of borrowings under our Convertible Notes which bear interest at a fixed rate of 4.0% and $29.9 million of borrowings under our ABL Facility. Borrowings under our ABL Facility are subject to a variable interest rate as determined by the ABL Facility. The weighted average interest rate at September 30, 2020 for the ABL Facility was 1.9%. Based on the balance of variable rate debt at September 30, 2020, a 100 basis-point increase in short-term interest rates would have increased annual pre-tax interest expense by $0.3 million.
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

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020, the end of the period covered by this quarterly report.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
a)Not applicable
b)Not applicable
c)The following table details our repurchases of shares of our common stock for the three months ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs ($ in Millions)
July 2020	1,217	$2.11	—	$51.9
August 2020	—	$—	—	$51.9
September 2020	—	$—	—	$51.9
Total	1,217		—
In November 2018, our Board of Directors authorized changes to our securities repurchase program. These changes increased the authorized amount under the repurchase program to $100.0 million, available for repurchases of any combination of our common stock and our Convertible Notes.
Our repurchase program authorizes us to purchase our outstanding shares of common stock or Convertible Notes in the open market or as otherwise determined by management, subject to certain limitations under the ABL Facility and other factors. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows, available cash on hand, and borrowings under our ABL Facility. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. As of September 30, 2020, we had $51.9 million remaining under the program.
There were no Convertible Notes and no shares of common stock repurchased under the repurchase program during the three months ended September 30, 2020.
During the three months ended September 30, 2020, we purchased an aggregate of 1,217 shares surrendered in lieu of taxes under vesting of restricted shares.

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

3.1
Amended and Restated Bylaws of Newpark Resources, Inc., dated August 12, 2020, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 14, 2020 (SEC File No. 001-02960).

†10.1
Amendment to Amended and Restated Employment Agreement, dated as of August 12, 2020 between Newpark Resources, Inc. and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 14, 2020 (SEC File No. 001-02960).

†*10.2	Newpark Resources, Inc. U.S. Executive Severance Plan.
*31.1	Certification of Paul L. Howes pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Gregg S. Piontek pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of Paul L. Howes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of Gregg S. Piontek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*95.1	Reporting requirements under the Mine Safety and Health Administration
*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*101.SCH	Inline XBRL Schema Document
*101.CAL	Inline XBRL Calculation Linkbase Document
*101.DEF	Inline XBRL Definition Linkbase Document
*101.LAB	Inline XBRL Label Linkbase Document
*101.PRE	Inline XBRL Presentation Linkbase Document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†     Management compensation plan or agreement.
*     Filed herewith.
**   Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2020

NEWPARK RESOURCES, INC.
(Registrant)

By:	/s/ Paul L. Howes
Paul L. Howes President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gregg S. Piontek
Gregg S. Piontek Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Douglas L. White
Douglas L. White Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)