Form 10-K
period 2020-12-31
NEWPARK RESOURCES INC
filed 2021-02-26
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of June 30, 2020, was $196.6 million. The aggregate market value has been computed by reference to the closing sales price on such date, as reported by The New York Stock Exchange.
As of February 19, 2021, a total of 90,954,157 shares of common stock, $0.01 par value per share, were outstanding.
Documents Incorporated by Reference:
Pursuant to General Instruction G(3) to this Form 10-K, the information required by Items 10, 11, 12, 13 and 14 of Part III hereof is incorporated by reference from the registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders.

NEWPARK RESOURCES, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

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
For further information regarding these and other factors, risks, and uncertainties that could cause actual results to differ, we refer you to the risk factors set forth in Item 1A "Risk Factors" in this Annual Report on Form 10-K.

PART I
ITEM 1. Business
General
Newpark Resources, Inc. is a geographically diversified supplier providing products, as well as rentals and services. We operate our business through two reportable segments: Fluids Systems and Industrial Solutions. Our Fluids Systems segment provides customized drilling, completion, and stimulation fluids solutions to oil and natural gas exploration and production (“E&P”) customers primarily in North America and Europe, the Middle East and Africa (“EMEA”), as well as certain countries in Asia Pacific and Latin America. Our Industrial Solutions segment includes our Site and Access Solutions business (historically reported as the Mats and Integrated Services segment), along with our Industrial Blending operations. Site and Access Solutions provides composite matting system rentals utilized for temporary worksite access, along with related site construction and services to customers in various markets including electrical transmission & distribution, E&P, pipeline, renewable energy, petrochemical, construction and other industries, primarily in the United States and Europe. We also sell our manufactured composite mats to customers around the world. Our Industrial Blending operations began in 2020, leveraging our chemical blending capacity and technical expertise to enter targeted industrial end-markets.
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
Segment Name Change
As part of the Company’s strategic efforts to leverage our core competencies into industrial end-markets and further diversify our revenue streams, we began producing disinfectant and industrial cleaning products in the second quarter of 2020. The ramp-up in production was completed by the end of the third quarter of 2020, which effectively repositioned our chemical blending operation located in Conroe, Texas from primarily supporting the oil and gas fluids markets to fully supporting industrial end-markets. With this transition completed, beginning in the fourth quarter of 2020, the assets and operating results associated with these industrial blending operations have been reported prospectively along with Site and Access Solutions (formerly Mats and Integrated Services) in the newly-defined Industrial Solutions segment.
Industry Fundamentals
Consistent with our long-term strategy as approved by our Board of Directors, the Company has been focused in recent years on expanding our presence in a variety of industrial end-markets, which provide growth opportunities and help reduce our dependency on the volatile E&P industry, as well as improve the stability in cash flow generation and returns on invested capital. However, our Fluids Systems operating results remain dependent on oil and natural gas drilling activity levels in the markets we serve and the nature of the drilling operations (including the depth and whether the wells are drilled vertically or horizontally), which governs the revenue potential of each well. Drilling activity levels, in turn, depend on a variety of factors, including oil and natural gas commodity pricing, inventory levels, product demand, and regulatory restrictions. Oil and natural gas prices and activity are cyclical and volatile, and this market volatility has a significant impact on our operating results. In the transition to clean-renewable energy sources, we see an expanding role for geothermal in the coming years, although this application remains a small portion of the global energy market today.
While our Fluids Systems revenue potential is driven by a number of factors including those described above, rig count data remains the most widely accepted indicator of drilling activity. The average Baker Hughes Company North American Rig Count was 522 in 2020, compared to 1,077 in 2019, and 1,223 in 2018. During 2019, U.S. rig count steadily declined, exiting the year at 805 active rigs, a 26% decline from the end of 2018. During March 2020, oil prices collapsed due to geopolitical events along with the worldwide effects of the COVID-19 pandemic. As a result, average U.S. rig count declined 52% in 2020 from 2019. After reaching a low of 244 in mid-August, the U.S. rig count has since increased to 397 as of February 19, 2021. We anticipate that market activity will continue to improve from current levels, although the ongoing impacts of the COVID-19 pandemic and an uncertain economic environment make the timing and pace of recovery difficult to predict.
Outside of North America land markets, drilling activity is generally more stable as this drilling activity is based on longer-term economic projections and multi-year drilling programs, which typically reduces the impact of short-term changes in commodity prices on overall drilling activity. However, operations in several countries in the EMEA region experienced activity disruptions and project delays beginning in March 2020 and continuing into 2021, driven by government-imposed restrictions on movements of personnel, quarantines of staffing, and logistical limitations as a result of the COVID-19 pandemic. We expect these disruptions and project delays will continue to impact international activity levels in the near-term, and while we anticipate a general improvement in customer activity during 2021, the impact from the duration and magnitude of the ongoing health pandemic and related government responses are very difficult to predict.
Our Industrial Solutions segment serves a variety of industries, providing temporary worksite access products and services to the electrical transmission & distribution, E&P, pipeline, renewable energy, petrochemical, construction and other industries. The demand for our products and services from customers in these industries is driven, in part, by infrastructure construction and maintenance activity levels in these industries within the United States and the United Kingdom, including required infrastructure investments to support energy transition efforts.
During 2020, demand for worksite access was negatively impacted by the COVID-19 pandemic, as customers delayed product purchases and planned projects citing COVID-related market uncertainty, permitting delays, and logistical restrictions. During the fourth quarter of 2020, customer activity began to recover and we expect that increased activity for both rental projects and product sales to generally improve in 2021 as COVID-related restrictions on economic activity are lifted and our customers gain confidence in the broader economic recovery.
Following our 2020 expansion into industrial blending, we provide disinfectants and industrial cleaning products to a variety of industries, and intend to expand our customer base into other industrial markets. We believe that in the wake of COVID-19, the near-term demand for disinfectant and industrial cleaning products will remain stable.
Reportable Segments
Fluids Systems
Our Fluids Systems segment provides drilling, completion, and stimulation fluids products and related technical services to customers primarily in North America and EMEA, as well as certain countries in Asia Pacific and Latin America. We offer customized solutions for highly technical oil, natural gas, and geothermal projects involving complex subsurface conditions such as horizontal, directional, geologically deep, or drilling in deep water. These projects require high levels of monitoring and technical support of the fluids system during the drilling process.
We also have industrial mineral grinding operations for barite, a critical raw material in drilling fluids systems, which serve to support our activities in the North American drilling fluids market. We grind barite and other industrial minerals at four facilities, including locations in Texas, Louisiana, and Tennessee, and use the resulting products in our drilling fluids systems and also sell the products to third party users, including other drilling fluids companies. In addition, we sell a variety of other minerals, principally to third-party industrial (non-oil and natural gas) markets.
Raw Materials — We believe that our sources of supply for materials and equipment used in our fluids business are adequate for our needs. Our specialty milling operation is our primary supplier of barite used in our North American fluids business. Our mills obtain raw barite ore under supply agreements from foreign sources, primarily China and India. We obtain other materials used in the fluids business from various third-party suppliers. We have encountered no significant shortages or delays in obtaining these raw materials.
Technology — Proprietary technology and systems, such as our Kronos™ deepwater drilling fluid systems, are an important aspect of our business strategy. We seek patents and licenses on new developments whenever we believe it creates a competitive advantage in the marketplace. We own patent rights in a family of high-performance water-based fluids systems, which we market as Evolution® and DeepDrill® systems, which are designed to enhance drilling performance while also providing a variety of environmental benefits relative to traditional oil-based fluids. We also rely on a variety of unpatented proprietary technologies and know-how in many of our applications. We believe that our reputation in the industry, the range of services we offer, ongoing technical development and know-how, responsiveness to customers, and understanding of regulatory requirements are of equal or greater competitive significance than our existing proprietary rights.

Competition — We face competition from larger companies, including Halliburton, Schlumberger, and Baker Hughes, which compete vigorously on fluids performance and/or price. In addition, these companies have broad product and service offerings in addition to their fluids systems. We also have smaller regional competitors competing with us primarily on price and local relationships. We believe that the principal competitive factors in our businesses include a combination of technical proficiency, reputation, price, reliability, quality, breadth of services offered, and experience, and that our competitive position is enhanced by our best-in-class customer experience and value enhancing products and services.
Customers — Our customers are principally major integrated and independent oil and natural gas E&P companies operating in the markets that we serve. During 2020, approximately 62% of segment revenues were derived from the 20 largest segment customers, of which the two largest customers represented 11% and 10%, respectively, of our segment revenues. The segment also generated 57% of its revenues domestically during 2020. In North America, we primarily perform services either under short-term standard contracts or under “master” service agreements. Internationally, some customers issue multi-year contracts, but many are on a well-by-well or project basis. As most agreements with our customers can be terminated upon short notice, our backlog is not significant. We do not derive a significant portion of our revenues from government contracts.

Industrial Solutions
Our Industrial Solutions segment provides composite matting system rentals utilized for temporary worksite access, along with related site construction and services to customers in various markets including electrical transmission & distribution, E&P, pipeline, renewable energy, petrochemical, construction and other industries, primarily in the United States and Europe. We also sell our manufactured composite mats to customers around the world. In addition, we began leveraging our chemical blending capacity and technical expertise into industrial blending operations, and in response to the increasing market demand for cleaning products resulting from the COVID-19 pandemic, began producing disinfectants and industrial cleaning products in 2020.
We manufacture our recyclable DURA-BASE® Advanced Composite Mats for use in our rental operations as well as for third-party sales. Our matting systems provide environmental protection and ensure all-weather access to sites with unstable soil conditions. We continue to expand our product offering, which now include the EPZ Grounding System™ for enhanced safety and efficiency for contractors working on power line maintenance and construction projects and the T-REX™ automated mat cleaning system to provide customers with a cost effective and environmentally sensitive system to clean composite mats on site. We continue to make investments in matting and component innovation to deliver further market differentiation, environmental benefits, and competitive advantage to our business.
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
Technology — We have obtained patents related to the design and manufacturing of our recyclable DURA-BASE mats and several of the components, as well as other products and systems related to these mats (including the connecting pins and the EPZ Grounding System™), although certain key patents of the DURA-BASE system expired in May 2020. Using proprietary technology and systems is an important aspect of our business strategy. We believe the lightweight design of our matting system provides a distinct environmental advantage for our customers as compared to alternative wood mat products in the market, by eliminating deforestation required to produce wood mat products and also reducing CO2 emissions associated with product transportation. While we continue to enhance the performance, environmental, and safety benefits of our products and add to our patent portfolio, we believe that our scale and reputation in the industry, the range of services we offer, ongoing technical development and know-how, responsiveness to customers, and understanding of regulatory requirements also have competitive significance in the markets we serve.
Competition — Our market is fragmented and competitive, with many competitors providing various forms of site preparation products and services. The composite mat sales component of our business is not as fragmented as the rental and services components with only a few competitors providing various alternatives to our DURA-BASE composite mat products, such as Signature Systems Group and ISOKON. This is due to many factors, including large capital start-up costs and proprietary technology associated with these products. We believe that the principal competitive factors in our businesses include reputation, product capabilities, price, innovation through R&D, and reliability, and that our competitive position is enhanced by our proprietary products, manufacturing expertise, services, and experience.
Customers — Our customers are principally utility companies, infrastructure construction companies, and oil and natural gas E&P companies operating in the markets that we serve. Wood mats and stone continue to be the primary solutions utilized for temporary worksite access across industries, though composite matting solutions continue to gain market share. During 2020, approximately 56% of our segment revenues were derived from the 20 largest segment customers. No single customer accounted for more than 10% of our segment revenues. The segment also generated 91% of its revenues domestically during 2020. Typically, we perform services either under short-term contracts or rental service agreements. As most agreements with our customers are cancelable upon short notice, our backlog is not significant. We do not derive a significant portion of our revenues from government contracts.

Human Capital
We are committed to providing a diverse and inclusive environment for all employees and for those with whom we conduct business. We recognize our greatest assets are our people, and our long-term sustainability depends on our ability to attract, motivate, and retain the highly talented individuals that make up the Newpark team, while protecting each other like family and sustaining the environment in which we work. We appreciate our people and their achievements as we recognize they are integral to fully implementing our business strategy, which directly translates to improving our long-term profitability and increasing shareholder value.
As a global company, the Newpark team supporting our customers spans more than 20 countries, and more than half of our employees reside outside of the United States. Our global footprint provides natural diversity within our organization and serves as a foundation to support an inclusive approach to everything that we do. At December 31, 2020, we employed approximately 1,560 full and part-time personnel, none of which are represented by labor unions. We consider our relations with our employees to be satisfactory and through various company-culture initiatives, strive to reinforce our commitment to our Core Values of safety, integrity, respect, excellence, and accountability. The following charts present the geographic composition of our revenues and workforce.
Governmental Regulations
Our business exposes us to regulatory risks associated with the various industries that we serve, including governmental regulations relating to the oil and natural gas industry in general, as well as environmental, health, and safety regulations that have specific application to our business. Our activities are impacted by various federal and state regulatory agencies, and provincial pollution control, health, and safety programs that are administered and enforced by regulatory agencies.
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

ITEM 1A. Risk Factors
The following summarizes the most significant risks to our business. In addition to these risks, we are subject to a variety of risks that affect many other companies generally, as well as other risks and uncertainties that are not known to us as of the date of this Annual Report. Our success will depend, in part, on our ability to anticipate and effectively manage these and other risks. Any of these risk factors, either individually or in combination, could have a material adverse effect on our results of operations or financial condition, or prevent us from meeting our profitability or growth objectives. If you hold our securities or are considering an investment in our securities, you should carefully consider the following risks, together with the other information contained in this Annual Report.
Business and Industry Risks
Risks Related to the COVID-19 Pandemic
The effects of the COVID-19 pandemic, including actions taken by businesses and governments, resulted in a significant and swift reduction in U.S. and international economic activity. These effects adversely affected the demand for and price of oil and natural gas, as well as the demand for our products and services. The collapse in the demand for oil caused by this unprecedented global health and economic crisis, coupled with oil oversupply, has had, and may continue to have, an adverse impact on our customers’ demand for the products and services we provide, which in turn could have a material and adverse impact on our financial condition, results of operations, and cash flows. In response to the adverse impacts of the COVID-19 pandemic, we initiated a number of actions during 2020 aimed at conserving cash and protecting our liquidity, including reducing our workforce and cost structure. However, our business contains high levels of fixed costs, including significant facility and personnel expenses, which limits the effectiveness of such actions.
While the full impact of the COVID-19 outbreak is not yet known, we are closely monitoring the effects of the pandemic on commodity demands, our customers and suppliers activities, as well as our operations and employees. These effects have included, and may continue to include, adverse revenue and profitability effects, delays in planned customer projects, and disruptions to our operations.
The extent to which our operating and financial results are affected by COVID-19 will depend on various factors beyond our control, such as the duration and scope of the pandemic; additional actions by businesses and governments in response to the pandemic; and the speed and effectiveness of responses to combat the virus, including the availability and public acceptance of effective treatments or vaccines, and how quickly and to what extent normal economic activity can resume, all of which are highly uncertain and cannot be predicted. COVID-19, and the volatile regional and global economic conditions stemming from the pandemic could also give rise to or aggravate other risk factors that we have identified below. COVID-19 could also materially and adversely impact our operating and financial results in a manner that is not currently known to us or that we do not currently consider to present material risks to our operations.
Risks Related to the Worldwide Oil and Natural Gas Industry
Although we continue to diversify our operations and expand into a variety of end-markets, we derive a significant portion of our revenues from customers in the worldwide oil and natural gas industry; therefore, our risk factors include those factors that impact the demand for oil and natural gas. Spending by our customers for exploration, development, and production of oil and natural gas is based on a number of factors, including expectations of future hydrocarbon demand, energy prices, the risks associated with developing reserves, our customers’ ability to finance exploration and development of reserves, regulatory developments, and the future value of the reserves. Reductions in customer spending levels adversely affect the demand for our products and services, and consequently, our revenues and operating results. The key risk factors that we believe influence the worldwide oil and natural gas markets are discussed below.
Demand for oil and natural gas is subject to factors beyond our control
Demand for oil and natural gas, and consequently the demand for our products and services, is highly correlated with global economic growth and in particular by the economic growth of countries such as the U.S., India, China, and developing countries in Asia and the Middle East. Weakness in global economic activity, as well as the global energy transition, could reduce demand for oil and natural gas and result in lower oil and natural gas prices. In addition, demand for oil and natural gas has been and could continue to be impacted by the effects of global health epidemics and concerns (such as the COVID-19 pandemic) and by environmental regulations, including cap and trade legislation, regulation of hydraulic fracturing, and carbon taxes. Our customers in the oil and natural gas industry have been significantly and adversely impacted by the COVID-19 pandemic, which has adversely affected the demand for and price of oil and natural gas. The pace of demand recovery from the COVID-19 pandemic disruption is unknown, and there is significant uncertainty regarding the long-term impact to global oil demand, which will ultimately depend on various factors and consequences beyond our control. Continued weakness or deterioration of the global economy could further reduce our customers’ spending levels and could reduce our revenues and operating results.

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
Our customers’ activity levels, spending for our products and services, and ability to pay amounts owed us could be impacted by the ability of our customers to access equity or credit markets
Our customers’ activity levels are dependent on their ability to access the funds necessary to develop oil and natural gas prospects and their ability to generate sufficient returns on investments. In recent years, limited access to external sources of funding, including the impacts of the global energy transition and pressures from their investors to generate consistent cash flow has, at times, caused customers in the oil and natural gas industry to reduce their capital spending plans. In addition, a reduction of cash flow to our customers resulting from declines in commodity prices or the lack of available debt or equity financing may impact the ability of our customers to pay amounts owed to us.
A heightened focus by our customers on cost-saving measures rather than the quality of products and services could reduce the demand for our products and services
Our customers are continually seeking to implement measures aimed at greater cost savings, which may include the acceptance of lesser quality products and services in order to improve short term cost efficiencies as opposed to total cost efficiencies. This focus has been increased by the COVID-19 pandemic, as customers have and are expected to continue to limit their capital spending plans in light of the adverse impacts of the COVID-19 pandemic on the oil and natural gas industry. The continued implementation of these kinds of cost saving measures could reduce the demand or pricing for our products and services and have a material adverse effect on our business, financial condition, and results of operations.
Risks Related to Customer Concentration and Reliance on the U.S. E&P Market
In 2020, approximately 49% of our consolidated revenues were derived from our 20 largest customers, although no customer accounted for more than 10% of our consolidated revenues. While we are not dependent on any one customer or group of customers, the loss of one or more of our significant customers could have an adverse effect on our results of operations and cash flows. In addition, approximately 67% of our consolidated revenues were derived from our U.S. operations, including approximately $225 million from the exploration and production market.
Over the past five years, the North America oil and natural gas market has experienced periods of significant declines which reduced the demand for our services and negatively impacted customer pricing in our North American operations. Due in part to these changes, our quarterly and annual operating results have fluctuated significantly and may continue to fluctuate in future periods. Because our business has substantial fixed costs, including significant facility and personnel expenses, downtime or low productivity due to reduced demand could have a material adverse effect on our business, financial condition, and results of operations.
While end-market diversification into a variety of non-E&P markets, as well as geographic diversification into the U.S. offshore and foreign E&P markets, is intended over the long term to grow the business and reduce our dependency on the cyclical North American oil and natural gas market, these efforts may not be successful or sufficient to offset this volatility.
Risks Related to International Operations
We have significant operations outside of the U.S., including certain areas of Europe, the Middle East and Africa, as well as Canada. In 2020, our international operations generated approximately 33% of consolidated revenues. Substantially all of our cash balance at December 31, 2020 resides within our international subsidiaries. Algeria represented our largest international market with our Algerian operations representing 8% of our consolidated revenues for 2020 and 5% of our total assets at December 31, 2020, including 26% of our total cash balance at December 31, 2020.
In addition, we may seek to expand to other areas outside the U.S. in the future. International operations are subject to a number of risks and uncertainties which could negatively impact our results from operations, including:
▪difficulties and cost associated with complying with a wide variety of complex foreign laws, treaties, and regulations;
▪uncertainties in or unexpected changes in regulatory environments or tax laws;
▪legal uncertainties, timing delays, and expenses associated with tariffs, export licenses, and other trade barriers;
▪difficulties enforcing agreements and collecting receivables through foreign legal systems;
▪risks associated with failing to comply with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, export laws, and other similar laws applicable to our operations in international markets;
▪exchange controls or other limitations on international currency movements, including restrictions on the repatriation of funds to the U.S. from certain countries;
▪sanctions imposed by the U.S. government that prevent us from engaging in business in certain countries or with certain counter-parties;
▪expropriation or nationalization of assets;
▪inability to obtain or preserve certain intellectual property rights in the foreign countries in which we operate;
▪our inexperience in certain international markets;
▪health emergencies or pandemics (such as the COVID-19 pandemic);
▪fluctuations in foreign currency exchange rates;
▪political and economic instability; and
▪acts of terrorism.
In addition, several North African markets in which we operate, including Tunisia, Egypt, Libya, and Algeria have experienced social and political unrest in past years, which, when they occur, negatively impact our operating results and can include the temporary suspension of our operations.
Risks Related to Operating Hazards Present in the Oil and Natural Gas Industry and Substantial Liability Claims, Including Catastrophic Well Incidents
We are exposed to significant health, safety, and environmental risks. Our operations are subject to hazards present in the oil and natural gas industry, such as fires, explosions, blowouts, oil spills, and leaks or spills of hazardous materials (both onshore and offshore), as well as hazards in the electrical utility industry, such as exposure to high voltage electrocution, among other risks. These incidents as well as accidents or problems in normal operations can cause personal injury or death and damage to property or the environment. From time to time, customers seek recovery for damage to their equipment or property that occurred during the course of our service obligations. Damage to our customers’ property and any related spills of hazardous materials could be extensive if a major problem occurs.
Generally, we rely on contractual indemnities, releases, limitations on liability with our customers, and insurance to protect us from potential liability related to such events. However, our insurance and contractual indemnification may not be sufficient or effective to protect us under all circumstances or against all risks. In addition, our customers’ changing views on risk allocation together with deteriorating market conditions could force us to accept greater risks to obtain new business or retain renewing business, and could result in us losing business if we are not prepared to take such risks. Moreover, we may not be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any damages caused by our services or products that are not covered by insurance or contractual indemnification, or are in excess of policy limits or subject to substantial deductibles, could adversely affect our financial condition, results of operations, and cash flows. See “Risks Related to the Inherent Limitations of Insurance Coverage” below for additional information.
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
Risks Related to Our Ability to Attract, Retain, and Develop Qualified Leaders, Key Employees, and Skilled Personnel
Our failure to attract, retain, and develop qualified leaders and key employees at our corporate, divisional, or regional headquarters could have a material adverse effect on our business. In addition, all of our businesses are highly dependent on our ability to attract and retain highly-skilled product specialists, technical sales personnel, and service personnel. The market for qualified employees is extremely competitive. If we cannot attract and retain qualified personnel, our ability to compete effectively and grow our business will be severely limited. Also, a significant increase in wages paid by competing employers could result in a reduction in our skilled labor force or an increase in our operating costs.
Risks Related to the Availability of Raw Materials
Our ability to provide products and services to our customers is dependent upon our ability to obtain raw materials necessary to operate our business.
Our Industrial Solutions business is highly dependent on the availability of high-density polyethylene (“HDPE”), which is the primary raw material used in the manufacture of our composite mats. The cost of HDPE can vary significantly based on the energy costs of the producers of HDPE, demand for this material, and the capacity or operations of the plants used to make HDPE. Should the cost of HDPE increase, we may not be able to increase our customer pricing to cover our costs, which could result in a reduction in future profitability.
Our Fluids Systems business is highly dependent on the availability of barite, which is a naturally occurring mineral that constitutes a significant portion of our fluids systems. We currently secure the majority of our barite ore from foreign sources, primarily China and India. The availability and cost of barite ore is dependent on factors beyond our control, including transportation, political priorities, U.S. tariffs, and government-imposed export fees in the exporting countries, as well as the impact of weather and natural disasters. The future supply of barite ore from existing sources may be inadequate to meet the market demand, particularly during periods of increasing world-wide demand, which could ultimately restrict industry activity or our ability to meet our customers’ needs.
Risks Related to Business Acquisitions and Capital Investments
Our ability to successfully execute our business strategy will depend, among other things, on our ability to make capital investments and acquisitions which provide us with financial benefits. These acquisitions and investments are subject to a number of risks and uncertainties, including:
▪incorrect assumptions regarding business activity levels or results from our capital investments, acquired operations, or assets;
▪insufficient revenues to offset liabilities assumed;
▪potential loss of significant revenue and income streams;
▪increased or unexpected expenses;
▪inadequate return of capital;
▪regulatory or compliance issues;
▪potential loss of key employees, customers, or suppliers of the acquired company;
▪the triggering of certain covenants in our debt agreements (including accelerated repayment);
▪unidentified issues not discovered in due diligence;
▪failure to complete a planned acquisition transaction or to successfully integrate the operations or management of any acquired businesses or assets in a timely manner;
▪diversion of management’s attention from existing operations or other priorities;
▪unanticipated disruptions to our business associated with the implementation of our enterprise-wide operational and financial system; and
▪delays in completion and cost overruns associated with large capital investments.
Any of the factors above could have an adverse effect on our business, financial condition, or results of operations. Additionally, the anticipated benefits of a capital investment or acquisition may not be realized fully or at all, or may take longer to realize than expected.

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
Our competition in the Industrial Solutions business is fragmented, with many competitors providing various forms of worksite access products and services. More recently, several competitors have begun marketing composite products to compete with our DURA-BASE matting system. While we believe the design and manufacturing quality of our products provide a differentiated value to our customers, many of our competitors seek to compete on pricing. In addition, certain patents related to our DURA-BASE matting system have expired, and competitors may begin offering mats that include features described in those patents. We have additional patents and pending patent applications on improvements to, features of, and uses of the DURA-BASE matting system, but there is no assurance that our competitors will not be able to offer products that are similar to these improvements, features, or uses of the DURA-BASE matting system.
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
Risks Related to Severe Weather, Natural Disasters, and Seasonality
We have significant operations located in market areas around the world that are negatively impacted by severe adverse weather events or natural disasters such as hurricanes in the U.S. Gulf of Mexico, fires and typhoons in Australia, droughts across the U.S. and excessive rains outside of the U.S. A potential result of climate change is more frequent or more severe weather events or natural disasters. To the extent such weather events or natural disasters become more frequent or severe, disruptions to our business and costs to repair damaged facilities could increase. Additionally, there are market areas around the world in which our operations are subject to seasonality such as Canada where the Spring “break-up” (an industry term used to describe the time of year when the frost comes out of the ground causing the earth to become soft and muddy and strict weight restrictions are implemented by the government to prevent potholes forming on roads) results in a significant slowdown in the oil and natural gas industry and our fluids business each year. Such adverse weather events and seasonality can disrupt our operations and result in damage to our properties, as well as negatively impact the activity and financial condition of our customers.
Indebtedness Risk
Risks Related to the Cost and Continued Availability of Borrowed Funds, including Risks of Noncompliance with Debt Covenants
We use borrowed funds as an integral part of our long-term capital structure and our future success is dependent upon continued access to borrowed funds to support our operations. The availability of borrowed funds on reasonable terms is dependent on the condition of credit markets and financial institutions from which these funds are obtained. Adverse events in the financial markets, or restrictions on lenders ability or willingness to lend to companies that have significant exposure to customers in the oil and natural gas industry, may significantly reduce the availability of funds, which may have an adverse effect on our cost of borrowings and our ability to fund our business strategy. Our ability to meet our debt service requirements and the continued availability of funds under our existing or future loan agreements is dependent upon our ability to generate operating income and generate sufficient cash flow to remain in compliance with the covenants in our debt agreements. This, in turn, is subject to the volatile nature of the oil and natural gas industry, and to competitive, economic, financial, and other factors that are beyond our control.
We fund our ongoing operational needs through a $200.0 million asset-based revolving credit agreement (as amended, the “ABL Facility”). In addition, we have $66.9 million of unsecured convertible senior notes (“Convertible Notes”) outstanding as of December 31, 2020 that mature in December 2021. In February 2021, we repurchased $13.0 million of our Convertible Notes leaving $53.9 million outstanding as of February 25, 2021. Borrowing availability under the ABL Facility is calculated based on eligible U.S. accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet, net of reserves and limits on such assets included in the borrowing base calculation. To the extent pledged by us, the borrowing base calculation also includes the amount of eligible pledged cash. The lender may establish such reserves, in part based on appraisals of the asset base, and other limits at its discretion which could reduce the amounts otherwise available under the ABL Facility. Availability associated with eligible rental mats will also be subject to maintaining a minimum consolidated fixed charge coverage ratio of 1.5 to 1.0 and at least $1.0 million of operating income for the Site and Access Solutions business, each calculated based on a trailing twelve-month period.
As of February 25, 2021, our total availability under the ABL Facility was $88.2 million, of which $21.4 million was drawn, resulting in remaining availability of $66.8 million. This availability under the ABL Facility excludes $25.0 million related to eligible rental mats as we failed to satisfy the required minimum consolidated fixed charge coverage ratio, as measured on the trailing twelve-month period ended December 31, 2020.
The ABL Facility terminates in March 2024; however, the ABL Facility has a springing maturity date that will accelerate the maturity of the ABL Facility to September 1, 2021 if, prior to such date, our Convertible Notes have not been repurchased, redeemed, refinanced, exchanged or otherwise satisfied in full or we have not escrowed an amount of funds, that together with the amount that we establish as a reserve against our borrowing capacity, is sufficient for the future settlement of the Convertible Notes at their maturity. The ABL Facility requires a minimum consolidated fixed charge coverage ratio of 1.25 to 1.0 calculated based on the trailing twelve-month period ended June 30, 2021 and remaining unused availability of at least $25.0 million to utilize borrowings or assignment of availability under the ABL Facility towards funding the repayment of the Convertible Notes. We expect to satisfy the minimum consolidated fixed charge coverage ratio as required to include eligible rental mats in the borrowing availability under the ABL Facility following the second quarter of 2021 and expect to satisfy the June 30, 2021 ABL Facility requirements to be able to utilize borrowings or assignment of availability under the ABL Facility towards funding the repayment of the Convertible Notes prior to September 1, 2021. If we are unable to satisfy the minimum consolidated fixed charge coverage ratio following the second quarter of 2021, we would further evaluate options, which may include a waiver or amendment to our ABL Facility. Any waiver or amendment to the ABL Facility, if required, would be expected to increase the cost of our borrowings and may impose additional limitations over certain types of activities, and we can give no assurance that we will be able to obtain such amendment or waiver on favorable terms or at all.

The ABL Facility is a senior secured obligation, secured by first liens on substantially all of our U.S. tangible and intangible assets, and a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral. The ABL Facility contains customary operating covenants and certain restrictions that limit our ability to, among other things, incur additional debt, incur liens, pay dividends, sell properties or assets, make investments, merge or consolidate with another entity, acquire property or assets, complete affiliate transactions, undertake stock repurchases and make other restricted payments. The ABL Facility also requires a minimum consolidated fixed charge coverage ratio of 1.0 to 1.0 calculated based on a trailing twelve-month period if availability under the ABL Facility falls below $22.5 million.
If we are unable to make required payments under the ABL Facility or other indebtedness of more than $25.0 million, or if we fail to comply with the various covenants and other requirements of the ABL Facility, we would be in default thereunder, which would permit the holders of the indebtedness to accelerate the maturity thereof and proceed against their collateral. In the event any outstanding indebtedness in excess of $25.0 million is accelerated, this could also cause an event of default under our Convertible Notes. The acceleration of any of our indebtedness and the election to exercise any remedies could have a material adverse effect on our business and financial condition and we may not be able to make all of the required payments or borrow sufficient funds to refinance such indebtedness.
If we are unable to generate sufficient cash flows to repay our indebtedness when due or to fund our other liquidity needs, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional financing. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations and could have a material adverse effect on our business and financial condition.
Legal and Regulatory Risks
Risks Related to Environmental Laws and Regulations
We are responsible for complying with numerous federal, state, local, and foreign laws, regulations and policies that govern environmental protection, zoning and other matters applicable to our current and past business activities, including the activities of our former subsidiaries. Failure to remain compliant with these laws, regulations and policies may result in, among other things, fines, penalties, costs, investigation and/or cleanup of contaminated sites and site closure obligations, costs of remedying noncompliance, termination or suspension of certain operations, or other expenditures. We could be exposed to strict, joint and several liability for cleanup costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. Private parties may also pursue legal actions against us based on alleged non-compliance with or liability under certain of these laws, rules and regulations. Further, any changes in the current legal and regulatory environment could impact industry activity and the demands for our products and services, the scope of products and services that we provide, or our cost structure required to provide our products and services, or the costs incurred by our customers.
Many of the markets for our products and services are dependent on the continued exploration for and production of fossil fuels (predominantly oil and natural gas). In recent years, the topic of climate change has received increased attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide attributed to the use of fossil fuels, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The Environmental Protection Agency (the “EPA”) and other domestic and foreign regulatory agencies have adopted regulations that potentially limit greenhouse gas emissions and impose reporting obligations on large greenhouse gas emission sources. In addition, the EPA has adopted rules that could require the reduction of certain air emissions during exploration and production of oil and natural gas. More recently, President Biden’s administration officially reentered the United States into the Paris Agreement in February 2021, which requires signatory countries to review and “represent a progression” in their intended nationally determined contributions, which set greenhouse gas emission reduction goals, every five years beginning in 2020. To the extent that laws and regulations enacted as part of climate change legislation increase the costs of drilling for or producing such fossil fuels, limit or restrict oil and natural gas exploration and production, or reduce the demand for fossil fuels, such legislation could have a material adverse effect on our operations and profitability. In addition, there have also been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds, promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations, and ability to access capital.

Hydraulic fracturing is a common practice used by E&P operators to stimulate production of hydrocarbons, particularly from shale oil and natural gas formations in the U.S. The process of hydraulic fracturing, which involves the injection of sand (or other forms of proppants) laden fluids into oil and natural gas bearing zones, has come under increased scrutiny from a variety of regulatory agencies, including the EPA and various state authorities. Several states have adopted regulations requiring operators to identify the chemicals used in fracturing operations, others have adopted moratoriums on the use of fracturing, and the State of New York has banned the practice altogether. In addition, concerns have been raised about whether injection of waste associated with hydraulic fracturing operations, or from the fracturing operations themselves, may cause or increase the impact of earthquakes. Studies are in process regarding the correlation between hydraulic fracturing and earthquakes. Although we do not provide hydraulic fracturing services, we offer stimulation chemicals used in the hydraulic fracturing process. Regulations which have the effect of prohibiting, limiting the use, or significantly increasing the costs of hydraulic fracturing could have a material adverse effect on both the drilling and stimulation activity levels of our customers, and, therefore, the demand for our products and services.
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
Financial Risks
Risks Related to the Inherent Limitations of Insurance Coverage
While we maintain liability insurance, this insurance is subject to coverage limitations. Specific risks and limitations of our insurance coverage include the following:
▪self-insured retention limits on each claim, which are our responsibility;
▪exclusions for certain types of liabilities and limitations on coverage for damages resulting from pollution;
▪coverage limits of the policies, and the risk that claims will exceed policy limits; and
▪the financial strength and ability of our insurance carriers to meet their obligations under the policies.
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
Risks Related to Income Taxes
Our future effective tax rates could be adversely affected by changes in tax laws, both domestically and internationally, or the interpretation or application thereof.  From time to time, U.S. and foreign tax authorities, including state and local governments consider legislation that could increase our effective tax rate. Additionally, the changes in the Presidential administration and Congress increase the uncertainty with regard to potential changes in the U.S. federal tax laws and the interpretation or enforcement of legislation or directives by tax authorities. We cannot determine whether, or in what form, legislation will ultimately be enacted or what the impact of any such legislation could have on our profitability. If such changes to tax laws are enacted, our profitability could be negatively impacted.

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
General Risks
Risks Related to Cybersecurity Breaches or Business System Disruptions
We utilize various management information systems and information technology infrastructure to manage or support a variety of our business operations, and to maintain various records, which may include confidential business or proprietary information as well as information regarding our customers, business partners, employees or other third parties. Failures of or interference with access to these systems, such as communication disruptions, could have an adverse effect on our ability to conduct operations or directly impact consolidated financial reporting. Security breaches pose a risk to confidential data and intellectual property, which could result in transaction errors, processing inefficiencies, the loss of sales and customers, data privacy breaches and damage to our competitiveness and reputation. There can be no assurance that the policies and procedures we have in place, including system monitoring and data back-up processes, to prevent or mitigate the effects of these potential disruptions or breaches will be sufficient to prevent, detect and limit the impact of disruptions or breaches. We do not carry insurance against these risks, although we do invest in security technology, perform penetration tests from time to time, and design our business processes to attempt to mitigate the risk of such breaches. However, there can be no assurance that security breaches will not occur.
Additionally, the development and maintenance of these measures requires continuous monitoring as technologies change and efforts to overcome security measures evolve. We have experienced cybersecurity threats and incidents, and expect these incidents to continue. While none of the cybersecurity events have been material to date, a successful breach or attack could have a material negative impact on our operations or business reputation, harm our reputation and relationships with our customers, business partners, employees or other third parties, and subject us to consequences such as litigation and direct costs associated with incident response. In addition, these risks could have a material adverse effect on our business, results of operations, and financial condition.
Risks Related to Compliance with the New York Stock Exchange’s Requirements for the Continued Listing of Our Common Stock
We are listed on the New York Stock Exchange (the “NYSE”) and are required to meet the NYSE’s continued listing standards, including a requirement that the average closing price of our common stock not be below $1.00 per share over any consecutive thirty trading-day period. During 2020, the price of our common stock had at times closed below $1.00 per share, and we received notice from the NYSE that we were not in compliance with the continued listing standards. Though we regained compliance with the NYSE continued listing standards in December 2020, we cannot assure you that the average closing price of our common stock over a consecutive thirty trading-day period will not fall below $1.00 per share in the future.
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

Risks Related to Our Amended and Restated Bylaws, Which Designate the Court of Chancery of the State of Delaware as the Sole and Exclusive Forum for Certain Types of Actions and Proceedings that May Be Initiated by Our Stockholders, and the U.S. Federal District Courts in Wilmington County, Delaware as the Exclusive Forum for Securities Act Claims, Which Could Limit Our Stockholders’ Ability to Obtain What Such Stockholders Believe To Be a Favorable Judicial Forum for Disputes with Us or Our Directors, Officers or Other Employees.
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, (i) the Delaware Court of Chancery or, if such court lacks subject matter jurisdiction, another state or federal court located within the State of Delaware, will be the sole and exclusive forum with respect to (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, stockholders, employees or agents to us or our stockholders, including a claim alleging the aiding and abetting of such a breach of fiduciary duty, (c) any action asserting a claim against us or any of our current or former directors, officers, stockholders, employees or agents arising out of or relating to any provision of the Delaware General Corporation Law (“DGCL”), our certificate of incorporation or its amended and restated bylaws, (d) any action asserting a claim related to or involving us or any of our directors, officers, stockholders, employees or agents that is governed by the internal affairs doctrine of the State of Delaware, or (e) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL, and (ii) the U.S. Federal District Court in Wilmington County, Delaware will be the sole and exclusive forum for any action arising under the Securities Act. Our choice-of-forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.
Any person or entity purchasing or otherwise acquiring an interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our amended and restated bylaws. These choice-of-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that he, she or it believes to be favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find these provisions of our amended and restated bylaws inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

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
Industrial Solutions.  We own a facility containing approximately 93,000 square feet of office and industrial space on approximately 34 acres of land in Carencro, Louisiana, which houses our manufacturing facilities and technology center for this segment. We also own or lease various facilities and warehouses throughout the U.S., as well as facilities in the United Kingdom, to support our field operations. Additionally, we own an industrial blending facility and distribution warehouse containing approximately 65,000 square feet of office and industrial space on approximately 21 acres of land in Conroe, Texas.
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
As of February 1, 2021, we had 1,191 stockholders of record as determined by our transfer agent.
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
Stock Performance Graph
The following graph reflects a comparison of the cumulative total stockholder return of our common stock from January 1, 2016 through December 31, 2020, with the New York Stock Exchange Market Value Index, a broad equity market index, and the Philadelphia Oil Service Sector Index. The graph assumes the investment of $100 on January 1, 2016 in our common stock and each index and the reinvestment of all dividends, if any. The Philadelphia Oil Service Sector Index replaces the Morningstar Oil & Gas Equipment & Services Index, an industry group index, in this analysis and going forward, as the latter data is no longer accessible. The latter index has been included with data through 2019. This information shall be deemed furnished but not filed in this Form 10-K, and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference.

180
160
140
120
100
80
60
40
20
0
1/1/2016
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Newpark Resources, Inc.
NYSE Composite Index
Morningstar O&G Equipment & Services
Philadelphia Oil Service Sector Index

Issuer Purchases of Equity Securities
The following table details our repurchases of shares of our common stock for the three months ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs ($ in Millions)
October 2020	730	$0.80	—	$51.9
November 2020	974	$0.72	—	$51.9
December 2020	—	$—	—	$51.9
Total	1,704		—

During the three months ended December 31, 2020, we purchased an aggregate of 1,704 shares surrendered in lieu of taxes under vesting of restricted stock awards. During 2020, we purchased an aggregate of 153,151 shares surrendered in lieu of taxes under vesting of restricted stock awards. All of the shares purchased are held as treasury stock.
In November 2018, our Board of Directors authorized changes to our securities repurchase program, increasing the authorized amount under the repurchase program to $100.0 million, available for repurchases of any combination of our common stock and our Convertible Notes in the open market or as otherwise determined by management, subject to certain limitations under the ABL Facility and other factors. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows, available cash on hand, and borrowings under our ABL Facility. As part of the repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. As of December 31, 2020, we had $51.9 million remaining under the program.
There were no Convertible Notes and no shares of common stock repurchased under the repurchase program during the three months ended December 31, 2020. During 2020, we repurchased $33.1 million of our Convertible Notes in the open market under the repurchase program for a total cost of $29.1 million.
In February 2021, we repurchased $13.0 million of our Convertible Notes in the open market under the repurchase program for a total cost of $12.8 million.

ITEM 6. Selected Financial Data
The selected financial data presented below for the five years ended December 31, 2020 is derived from our consolidated financial statements. The following data should be read in conjunction with the consolidated financial statements and notes thereto in Item 8. “Financial Statements and Supplementary Data” and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	As of and for the Year Ended December 31,
(In thousands, except share data)	2020	2019	2018	2017	2016
Consolidated Statements of Operations Data:
Revenues	$492,625	$820,119	$946,548	$747,763	$471,496
Operating income (loss)	(78,634)	10,395	63,558	31,436	(57,213)
Interest expense, net	10,986	14,369	14,864	13,273	9,866
Income (loss) from continuing operations	(80,696)	(12,946)	32,281	11,219	(40,712)
Loss from disposal of discontinued operations, net of tax	—	—	—	(17,367)	—
Net income (loss)	(80,696)	(12,946)	32,281	(6,148)	(40,712)

Income (loss) per share from continuing operations - basic	$(0.89)	$(0.14)	$0.36	$0.13	$(0.49)
Net income (loss) per share - basic	$(0.89)	$(0.14)	$0.36	$(0.07)	$(0.49)

Income (loss) per share from continuing operations - diluted	$(0.89)	$(0.14)	$0.35	$0.13	$(0.49)
Net income (loss) per share - diluted	$(0.89)	$(0.14)	$0.35	$(0.07)	$(0.49)

Consolidated Balance Sheets Data:
Working capital	$174,522	$349,947	$381,386	$346,623	$283,139
Total assets	709,192	900,079	915,854	902,716	798,183
Foreign bank lines of credit	3,484	4,849	1,137	1,000	—
Other current debt	63,988	1,486	1,385	518	83,368
Long-term debt, less current portion	19,690	153,538	159,225	158,957	72,900
Stockholders’ equity	488,032	548,645	569,681	547,480	500,543

Consolidated Cash Flows Data:
Net cash provided by operating activities	$55,791	$72,286	$63,403	$38,381	$11,095
Net cash used in investing activities	(3,395)	(49,764)	(55,752)	(68,374)	(38,320)
Net cash used in financing activities	(77,941)	(29,526)	(4,513)	(2,290)	(650)
Operating loss for 2020 includes a non-cash charge of $11.7 million for the recognition of cumulative foreign currency translation losses related to the substantial liquidation of our subsidiary in Brazil and $17.5 million of total charges primarily related to inventory write-downs, severance costs, fixed asset impairments, and facility exit costs. Operating income for 2019 includes an $11.4 million non-cash impairment of goodwill and $11.8 million of total charges associated with facility closures and related exit costs, inventory write-downs, and severance costs, as well as the modification of the Company’s retirement policy. Operating loss for 2016 includes $14.8 million of total charges resulting from the reduction in value of certain assets, the wind-down of our operations in Uruguay, and the resolution of certain wage and hour litigation claims.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition, results of operations, liquidity, and capital resources should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 “Financial Statements and Supplementary Data.”
Overview
We are a geographically diversified supplier providing products, as well as rentals and services. We operate our business through two reportable segments: Fluids Systems and Industrial Solutions. Our Fluids Systems segment provides customized drilling, completion, and stimulation fluids solutions to oil and natural gas exploration and production (“E&P”) customers primarily in North America and Europe, the Middle East and Africa (“EMEA”), as well as certain countries in Asia Pacific and Latin America. Our Industrial Solutions segment includes our Site and Access Solutions business (historically reported as the Mats and Integrated Services segment), along with our Industrial Blending operations. Site and Access Solutions provides composite matting system rentals utilized for temporary worksite access, along with related site construction and services to customers in various markets including electrical transmission & distribution, E&P, pipeline, renewable energy, petrochemical, construction and other industries, primarily in the United States and Europe. We also sell our manufactured composite mats to customers around the world. Our Industrial Blending operations began in 2020, leveraging our chemical blending capacity and technical expertise to enter targeted industrial end-markets.
Our long-term strategy, as approved by our Board of Directors, includes key foundational elements that are intended to enhance long-term shareholder value creation:
•End-market diversification – To help reduce our dependency on customers in the volatile E&P industry, improve the stability in cash flow generation and returns on invested capital, and provide growth opportunities into new markets, we have focused our efforts over the past several years on diversifying our presence outside of our historical E&P customer base. These efforts have been primarily focused within our Site and Access Solutions business, where we have prioritized growth in electrical transmission and distribution, pipeline, renewable energy, and construction markets. In 2020, our Industrial Solutions segment generated $138 million of revenues, including approximately $100 million from electrical transmission and distribution and other non-E&P markets. The continued diversification of our revenues, including end-markets that are likely to benefit from ongoing energy transition efforts around the world, such as electrical transmission and distribution, renewable energy, and geothermal, remains a strategic priority going forward, and we anticipate that our capital investments will primarily focus on industrial end-market expansion.
•Provide products that enhance environmental sustainability – Our Company has a long history of providing environmentally-friendly technologies to our customers. In the Industrial Solutions segment, we believe the lightweight design of our fully recyclable DURA-BASE® matting system provides a distinct environmental advantage for our customers as compared to alternative wood mat products in the market, by eliminating deforestation required to produce wood mat products while also reducing CO2 emissions associated with product transportation. In our Fluids Systems segment, our family of high-performance water-based fluids systems, which we market as Evolution® and DeepDrill® systems, are designed to enhance drilling performance while also providing a variety of environmental benefits relative to traditional oil-based fluids. The continued advancement of technology that provides our customers with economic benefits, while also enhancing their environmental and safety programs, remains a priority for our research and development efforts.
Our Fluids Systems operating results remain dependent on oil and natural gas drilling activity levels in the markets we serve and the nature of the drilling operations (including the depth and whether the wells are drilled vertically or horizontally), which governs the revenue potential of each well. Drilling activity levels, in turn, depend on a variety of factors, including oil and natural gas commodity pricing, inventory levels, product demand, and regulatory restrictions. Oil and natural gas prices and activity are cyclical and volatile, and this market volatility has a significant impact on our operating results.

While our Fluids Systems revenue potential is driven by a number of factors including those described above, rig count data remains the most widely accepted indicator of drilling activity. Average North American rig count data for the last three years is as follows:

	Year Ended December 31,			2020 vs 2019		2019 vs 2018
	2020	2019	2018	Count	%	Count	%
U.S. Rig Count	433	943	1,032	(510)	(54)%	(89)	(9)%
Canada Rig Count	89	134	191	(45)	(34)%	(57)	(30)%
North America Rig Count	522	1,077	1,223	(555)	(52)%	(146)	(12)%
_______________________________________________________
Source: Baker Hughes Company
During 2019, U.S. rig count steadily declined, exiting the year at 805 active rigs, a 26% decline from the end of 2018. During March 2020, oil prices collapsed due to geopolitical events along with the worldwide effects of the COVID-19 pandemic. As a result, average U.S. rig count declined 52% in 2020 from 2019. After reaching a low of 244 in mid-August, the U.S. rig count has since increased to 397 as of February 19, 2021. The Canada rig count reflects normal seasonality for this market, with the highest rig count levels generally observed in the first quarter of each year, prior to Spring break-up. We anticipate that market activity will continue to improve from current levels, although the ongoing impacts of the COVID-19 pandemic and an uncertain economic environment make the timing and pace of recovery difficult to predict.
Outside of North America land markets, drilling activity is generally more stable as this drilling activity is based on longer-term economic projections and multi-year drilling programs, which typically reduces the impact of short-term changes in commodity prices on overall drilling activity. However, operations in several countries in the EMEA region experienced activity disruptions and project delays beginning in March 2020 and continuing into 2021, driven by government-imposed restrictions on movements of personnel, quarantines of staffing, and logistical limitations as a result of the COVID-19 pandemic. We expect these disruptions and project delays will continue to impact international activity levels in the near-term, and while we anticipate a general improvement in customer activity during 2021, the impact from the duration and magnitude of the ongoing health pandemic and related government responses are very difficult to predict.
In response to the 2020 market changes and reduced demand for our products and services as a result of the decline in oil prices and the COVID-19 pandemic, we initiated a number of actions late in the first quarter of 2020 and continuing throughout 2020 aimed at conserving cash and protecting our liquidity, including:
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
•The initiation of additional actions to further reduce the operational footprint of the Fluids Systems business in the U.S., to better align our cost structure with the lower market activity levels; and
•The elimination of all non-critical capital investments.
As part of the cost reduction programs, we reduced our global employee base by approximately 650 (30%) in 2020.
In 2020, we recognized $29.2 million of total charges, including $28.6 million in Fluids Systems consisting of $11.7 million for the recognition of cumulative foreign currency translation losses related to our exit from Brazil, $10.3 million for inventory write-downs, $3.5 million for severance and other costs, and $3.0 million in fixed asset impairments.
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
Segment Overview
Fluids Systems - Our Fluids Systems segment, which generated 72% of consolidated revenues for 2020, provides drilling, completion, and stimulation fluids products and related technical services to customers for oil, natural gas, and geothermal projects primarily in North America and EMEA, as well as certain countries in Asia Pacific and Latin America. Despite the continuing effects of COVID-19 impacting the international customer activity, expansion outside of the North America land markets, including the penetration of international oil companies (“IOCs”) and national oil companies (“NOCs”), remains a key element of our Fluids Systems strategy, which has historically helped to stabilize segment revenues while North American oil and natural gas exploration activities have fluctuated significantly. Revenues from IOC and NOC customers represented approximately 40% of Fluids Systems segment revenues for 2020 compared to approximately 33% for 2019.
Industrial Solutions - Our Industrial Solutions segment, which generated 28% of consolidated revenues for 2020, provides engineered composite matting system rentals utilized for temporary worksite access, along with related site construction and services to customers in various markets including electrical transmission & distribution, E&P, pipeline, renewable energy, petrochemical, construction and other industries, primarily in the United States and Europe. We also sell our manufactured composite mats to customers around the world. In addition, we began leveraging our chemical blending capacity and technical expertise into industrial blending operations, and in response to the increasing market demand for cleaning products resulting from the COVID-19 pandemic, began producing disinfectants and industrial cleaning products in 2020. The scale-up of production was completed by the end of the third quarter of 2020, which effectively repositioned our chemical blending operation located in Conroe, Texas to fully support industrial end-markets. Beginning prospectively in the fourth quarter of 2020, the assets and operating results associated with these industrial blending operations are included in the Industrial Solutions segment, while the historical results from earlier in 2020, which were immaterial, are included in the Fluids Systems segment.
As described above, the expansion of our rental and service activities in electrical utility infrastructure and other non-E&P markets remains a strategic priority for us due to the magnitude of this market growth opportunity, as well as the market’s relative stability compared to E&P. During 2020, our business was impacted by the COVID-19 pandemic, as customers delayed purchases and planned projects citing COVID-related market uncertainty, permitting delays, and logistical restrictions. Despite the impact of the COVID-19 pandemic, the Industrial Solutions segment rental and service revenues from non-E&P markets increased to approximately $66 million for 2020, compared to $65 million for 2019 and $61 million for 2018. Product sales revenues largely reflect sales to utility customers and other non-E&P markets, and typically fluctuate based on the timing of customer orders. Including product sales, total revenues from non-E&P markets represented approximately 73% of total segment revenues for 2020, compared to 55% for 2019 and 50% for 2018. As a result of the impact of the COVID-19 pandemic on customer activity, we decreased our mat production levels during 2020 to reduce current inventory levels, which negatively impacted our results due to the high level of fixed costs in our manufacturing operations. Although customer activity remains impacted by the ongoing uncertainty associated with the COVID-19 pandemic, we have seen a notable recovery in customer activity in late 2020 and early 2021, particularly in the utility sector. While we expect customer activity across all end-markets to generally improve in 2021, we currently expect that demand for both rental projects and product sales remains highly dependent on our customers gaining confidence in the broader economic recovery.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Consolidated Results of Operations
Summarized results of operations for 2020 compared to 2019 are as follows:

	Year Ended December 31,		2020 vs 2019
(In thousands)	2020	2019	$	%
Revenues	$492,625	$820,119	$(327,494)	(40)%
Cost of revenues	473,258	684,738	(211,480)	(31)%
Selling, general and administrative expenses	86,604	113,394	(26,790)	(24)%
Other operating (income) loss, net	(3,330)	170	(3,500)	NM
Impairments and other charges	14,727	11,422	3,305	NM
Operating income (loss)	(78,634)	10,395	(89,029)	NM

Foreign currency exchange (gain) loss	3,378	(816)	4,194	NM
Interest expense, net	10,986	14,369	(3,383)	(24)%
Gain on extinguishment of debt	(419)	—	(419)	NM
Income (loss) before income taxes	(92,579)	(3,158)	(89,421)	NM

Provision (benefit) for income taxes	(11,883)	9,788	(21,671)	NM
Net loss	$(80,696)	$(12,946)	$(67,750)	NM
Revenues
Revenues decreased 40% to $492.6 million for 2020, compared to $820.1 million for 2019. This $327.5 million decrease includes a $263.8 million (43%) decrease in revenues in North America, comprised of a $200.4 million decrease in the Fluids Systems segment and a $63.4 million decrease in the Industrial Solutions segment. Revenues from our North America operations decreased primarily due to the 52% reduction in North American rig count. Revenues from our international operations decreased by $63.7 million (31%), primarily driven by activity disruptions and project delays resulting from the COVID-19 pandemic as well as lower oil prices. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues decreased 31% to $473.3 million for 2020, compared to $684.7 million for 2019. This $211.5 million decrease was primarily driven by the 40% decrease in revenues described above. Fluids Systems segment cost of revenues for 2020 and 2019 includes $14.1 million and $6.8 million, respectively, of total charges related to inventory write-downs, severance costs, and facility exit costs.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $26.8 million to $86.6 million for 2020, compared to $113.4 million for 2019. The 2019 expenses included a $4.0 million charge for stock-based compensation expense associated with the February 2019 retirement policy modification and $3.9 million in professional fees related to our long-term strategic planning project and the Cleansorb acquisition. The remaining decrease of $18.9 million was primarily driven by reduced personnel costs and lower spending related to legal matters in 2020. Selling, general and administrative expenses as a percentage of revenues was 17.6% for 2020 compared to 13.8% for 2019.
Other operating (income) loss, net
Other operating income for 2020 primarily relates to gains on sales of assets, including a $1.3 million gain related to our exit from Brazil.
Impairments and other charges
Fluids Systems segment includes non-cash charges for 2020 consisting of $11.7 million for the recognition of cumulative foreign currency translation losses related to the substantial liquidation of our subsidiary in Brazil, as well as $3.0 million attributable to the abandonment of certain property, plant and equipment. Fluids Systems segment for 2019 includes an $11.4 million non-cash impairment charge to write-off the goodwill related to this business.
Foreign currency exchange
Foreign currency exchange was a $3.4 million loss for 2020 compared to a $0.8 million gain for 2019, and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.
Interest expense, net
Interest expense was $11.0 million for 2020 compared to $14.4 million for 2019. Interest expense for 2020 and 2019 includes $5.2 million and $6.2 million, respectively, in noncash amortization of original issue discount and debt issuance costs. The decrease in interest expense is primarily due to lower debt balances as well as a decrease in interest rates on the ABL Facility.
Gain on extinguishment of debt
The $0.4 million gain for 2020 reflects the difference in the amount paid and the net carrying value of the extinguished debt, including original issue discount and debt issuance costs, related to the repurchase of $33.1 million of our Convertible Notes in the open market for $29.1 million.
Provision (benefit) for income taxes
The benefit for income taxes was $11.9 million for 2020, reflecting an effective tax benefit rate of 13%. This result primarily reflects the impact of the $11.7 million non-cash recognition of cumulative foreign currency translation losses related to the substantial liquidation of our subsidiary in Brazil and other nondeductible expenses, as well as the impact of the geographic composition of our pretax loss, where the tax benefit from losses in the U.S was partially offset by the tax expense related to earnings from our international operations. For 2019, the provision for income taxes was $9.8 million despite reporting a small pretax loss for the year. This result reflects the impact of the $11.4 million non-deductible goodwill impairment and other nondeductible expenses, as well as the impact of the geographic composition of our pretax loss, where tax expense related to earnings from our international operations is only partially offset by the tax benefit from losses in the U.S.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Year Ended December 31,		2020 vs 2019
(In thousands)	2020	2019	$	%
Revenues
Fluids systems	$354,608	$620,317	$(265,709)	(43)%
Industrial solutions	138,017	199,802	(61,785)	(31)%
Total revenues	$492,625	$820,119	$(327,494)	(40)%

Operating income (loss)
Fluids systems	$(66,403)	$3,814	$(70,217)
Industrial solutions	13,459	47,466	(34,007)
Corporate office	(25,690)	(40,885)	15,195
Total operating income (loss)	$(78,634)	$10,395	$(89,029)

Segment operating margin
Fluids systems	(18.7)%	0.6%
Industrial solutions	9.8%	23.8%
Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	Year Ended December 31,		2020 vs 2019
(In thousands)	2020	2019	$	%
United States	$202,052	$395,618	$(193,566)	(49)%
Canada	24,762	31,635	(6,873)	(22)%
Total North America	226,814	427,253	(200,439)	(47)%

EMEA	115,891	172,263	(56,372)	(33)%
Other	11,903	20,801	(8,898)	(43)%
Total International	127,794	193,064	(65,270)	(34)%

Total Fluids Systems revenues	$354,608	$620,317	$(265,709)	(43)%
North America revenues decreased 47% to $226.8 million for 2020, compared to $427.3 million for 2019. This decrease was primarily attributable to a $200.3 million decrease from U.S. land markets driven by the 54% decline in U.S. rig count, partially offset by a $4.0 million increase from offshore Gulf of Mexico, which benefited from our completion fluids product line extension. For 2020, U.S. revenues included $150.2 million from land markets and $48.5 million from offshore Gulf of Mexico.
Internationally, revenues decreased 34% to $127.8 million for 2020, compared to $193.1 million for 2019. The decrease in EMEA was driven by lower activity primarily attributable to COVID-19 disruptions and the impact of lower oil prices in Algeria, Romania, and various other countries, partially offset by the October 2019 acquisition of Cleansorb. The decrease in other international was primarily attributable to lower activity in Australia, including the completion of the Baker Hughes Greater Enfield project in the third quarter of 2019.

Operating income (loss)
The Fluids Systems segment incurred an operating loss of $66.4 million for 2020, reflecting a $70.2 million change from the $3.8 million of operating income generated for 2019. The decrease in operating income includes a $41.6 million decline from North American operations and a $18.8 million decline from international operations, which are primarily attributable to the changes in revenues described above, partially offset by the benefit of cost reduction programs. The Fluids Systems operating loss for 2020 also includes $28.6 million of charges, consisting of $11.7 million for the recognition of cumulative foreign currency translation losses related to the substantial liquidation of our subsidiary in Brazil and $16.9 million of total charges associated with inventory write-downs, severance costs, fixed asset impairments, and facility exit costs. The Fluids Systems operating loss for 2019 included $18.8 million of charges, consisting of an $11.4 million non-cash impairment of goodwill and $7.4 million of total charges associated with facility closures and related exit costs, inventory write-downs, and severance costs, as well as the modification of the Company’s retirement policy.
Industrial Solutions
Revenues
Total revenues for this segment consisted of the following:

	Year Ended December 31,		2020 vs 2019
(In thousands)	2020	2019	$	%
Rental and service revenues	$101,299	$143,337	$(42,038)	(29)%
Product sales revenues	29,170	56,465	(27,295)	(48)%
Industrial blending revenues	7,548	—	7,548	NM
Total Industrial Solutions revenues	$138,017	$199,802	$(61,785)	(31)%
As described above, the COVID-19 pandemic resulted in delays to planned projects across customer industries in 2020. Rental and service revenues decreased 29% to $101.3 million for 2020, which includes a $43.6 million decrease from E&P customers, primarily resulting from lower U.S. activity caused by the decline in oil and natural gas prices. This decline was partially offset by a $1.6 million increase from our continued expansion into non-E&P markets, including a 9% increase in revenues from the electrical utility sector, which benefited from increased demand to support repairs of hurricane-damaged utility infrastructure along the U.S. Gulf Coast region. Revenues from product sales, which typically fluctuate based on the timing of mat orders from customers, was negatively impacted in 2020 as certain customers delayed orders due to the uncertainty related to the COVID-19 pandemic.
Operating income
The Industrial Solutions segment generated operating income of $13.5 million for 2020 compared to $47.5 million for 2019, the decrease being primarily attributable to the change in revenues as described above.
Corporate Office
Corporate office expenses decreased $15.2 million to $25.7 million for 2020, compared to $40.9 million for 2019. The 2019 expenses included a $3.4 million charge for stock-based compensation expense associated with the February 2019 retirement policy modification and $3.9 million in professional fees related to our long-term strategic planning project and the Cleansorb acquisition. The remaining decrease of $7.9 million is primarily driven by reduced personnel costs and lower spending related to legal matters in 2020.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Consolidated Results of Operations
Summarized results of operations for 2019 compared to 2018 are as follows:

	Year Ended December 31,		2019 vs 2018
(In thousands)	2019	2018	$	%
Revenues	$820,119	$946,548	$(126,429)	(13)%
Cost of revenues	684,738	766,975	(82,237)	(11)%
Selling, general and administrative expenses	113,394	115,127	(1,733)	(2)%
Other operating loss, net	170	888	(718)	NM
Impairments and other charges	11,422	—	11,422	NM
Operating income	10,395	63,558	(53,163)	(84)%

Foreign currency exchange (gain) loss	(816)	1,416	(2,232)	NM
Interest expense, net	14,369	14,864	(495)	(3)%
Income (loss) before income taxes	(3,158)	47,278	(50,436)	(107)%

Provision for income taxes	9,788	14,997	(5,209)	(35)%
Net income (loss)	$(12,946)	$32,281	$(45,227)	(140)%
Revenues
Revenues decreased 13% to $820.1 million for 2019, compared to $946.5 million for 2018. This $126.4 million decrease includes a $77.9 million (11%) decrease in revenues in North America, comprised of a $49.6 million decrease in the Fluids Systems segment and a $28.3 million decrease in the Industrial Solutions segment. Revenues from our international operations decreased by $48.5 million (19%), primarily driven by transitions in key contracts in Algeria and Brazil. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues decreased 11% to $684.7 million for 2019, compared to $767.0 million for 2018. This $82.2 million decrease was primarily driven by the 13% decrease in revenues described above, as well as $6.8 million of charges in the Fluids Systems segment in 2019 associated with facility closures and related exit costs, inventory write-downs, and severance costs.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $1.7 million to $113.4 million for 2019, compared to $115.1 million for 2018. This decrease was primarily driven by lower performance-based incentive compensation, partially offset by $4.0 million of charges associated with the February 2019 retirement policy modification (as discussed in Note 12), a $3.2 million increase in professional fees primarily related to our long-term strategic planning project and the Cleansorb acquisition, as well as higher personnel costs. Selling, general and administrative expenses for 2018 included a corporate office charge of $1.8 million associated with the retirement and transition of our former Senior Vice President, General Counsel and Chief Administrative Officer. Selling, general and administrative expenses as a percentage of revenues was 13.8% for 2019 compared to 12.2% for 2018.
Other operating loss, net
Other operating loss for 2018 primarily relates to the July 2018 fire at our Kenedy, Texas drilling fluids facility.
Impairments and other charges
Fluids Systems segment for 2019 includes the non-cash impairment charge to write-off goodwill.
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
Provision for income taxes
The provision for income taxes was $9.8 million for 2019 despite reporting a small pretax loss for the year. This result reflects the impact of the $11.4 million nondeductible goodwill impairment and other nondeductible expenses, as well as the impact of the geographic composition of our pretax loss, where tax expense related to earnings from our international operations is only partially offset by the tax benefit from losses in the U.S. The provision for income taxes was $15.0 million for 2018, including a $1.6 million net benefit related to U.S. tax reform.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Year Ended December 31,		2019 vs 2018
(In thousands)	2019	2018	$	%
Revenues
Fluids systems	$620,317	$715,813	$(95,496)	(13)%
Industrial solutions	199,802	230,735	(30,933)	(13)%
Total revenues	$820,119	$946,548	$(126,429)	(13)%

Operating income (loss)
Fluids systems	$3,814	$40,337	$(36,523)
Industrial solutions	47,466	60,604	(13,138)
Corporate office	(40,885)	(37,383)	(3,502)
Total operating income (loss)	$10,395	$63,558	$(53,163)

Segment operating margin
Fluids systems	0.6%	5.6%
Industrial solutions	23.8%	26.3%
Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	Year Ended December 31,		2019 vs 2018
(In thousands)	2019	2018	$	%
United States	$395,618	$410,410	$(14,792)	(4)%
Canada	31,635	66,416	(34,781)	(52)%
Total North America	427,253	476,826	(49,573)	(10)%

EMEA	172,263	192,537	(20,274)	(11)%
Other	20,801	46,450	(25,649)	(55)%
Total International	193,064	238,987	(45,923)	(19)%

Total Fluids Systems revenues	$620,317	$715,813	$(95,496)	(13)%
North America revenues decreased 10% to $427.3 million for 2019, compared to $476.8 million for 2018. This decrease was primarily attributable to lower customer drilling activity in Canada, as reflected by the 30% decline in average rig count. Despite the 9% decline in the United States average rig count, revenues in the U.S. only declined 4% benefiting from market share gains in the offshore Gulf of Mexico market. For U.S. land markets, the revenue decrease was relatively in line with the average rig count, with a reduction from lower market share offset by an increase in footage drilled per rig due to improvements in customer drilling efficiency.
Internationally, revenues decreased 19% to $193.1 million for 2019, compared to $239.0 million for 2018. This decrease was primarily attributable to declines related to the contract transitions in Algeria, Brazil, and offshore Australia as well as lower customer activity in Romania and Albania, partially offset by growth across several EMEA countries, primarily reflecting market share gains with IOC and NOC customers.
Operating income
The Fluids Systems segment generated operating income of $3.8 million for 2019 compared to $40.3 million for 2018. Fluids Systems operating income for 2019 includes an $11.4 million non-cash impairment of goodwill and $7.3 million of total charges associated with facility closures and related exit costs, inventory write-downs, and severance costs, as well as the modification of the Company’s retirement policy. Operating income for 2018 included $5.0 million of total charges associated with severance costs, the Kenedy, Texas facility fire, and expenses related to the upgrade and conversion of a drilling fluids facility into a completion fluids facility. Excluding these charges, the decrease in operating income includes a $10.8 million decline from North American operations and a $11.8 million decline from international operations. This decline in operating income is primarily attributable to the decreases in revenues described above.
Industrial Solutions
Revenues
Total revenues for this segment consisted of the following:

	Year Ended December 31,		2019 vs 2018
(In thousands)	2019	2018	$	%
Rental and service revenues	$143,337	$174,840	$(31,503)	(18)%
Product sales revenues	56,465	55,895	570	1%
Total Industrial Solutions revenues	$199,802	$230,735	$(30,933)	(13)%
Rental and service revenues decreased 18% to $143.3 million for 2019 compared to $174.8 million for 2018, which includes a decrease in revenues from E&P customers of approximately $35.0 million, resulting from lower U.S. drilling and pressure pumping activity and weakness in natural gas prices. This decline was partially offset by an increase of approximately $3.5 million in non-E&P rental and service revenues. Revenues from product sales increased 1% and typically fluctuate based on the timing of mat orders from customers.
Operating income
The Industrial Solutions segment generated operating income of $47.5 million for 2019 compared to $60.6 million for 2018, primarily attributable to the change in revenues as described above. The benefit from the higher contribution of product sales revenue in 2019 was offset by lower average rental pricing primarily from the increase in non-E&P rental activity as well as costs associated with additional personnel to support our strategic growth initiatives.
Corporate Office
Corporate office expenses increased $3.5 million to $40.9 million for 2019 compared to $37.4 million for 2018. This increase was primarily driven by $3.4 million of charges associated with the February 2019 retirement policy modification, as discussed in Note 12. The remaining change primarily reflects a $3.2 million increase in professional fees primarily related to our long-term strategic planning project and the Cleansorb acquisition, as well as higher severance and personnel costs, partially offset by lower performance-based incentive compensation. In addition, 2018 included a $1.8 million charge associated with the retirement and transition of our former Senior Vice President, General Counsel and Chief Administrative Officer.

Liquidity and Capital Resources
Net cash provided by operating activities was $55.8 million for 2020 compared to $72.3 million for 2019. The $16.5 million decrease in net cash provided by operating activities was primarily attributable to the impact from the lower cash generated from operating results, partially offset by the decrease in working capital resulting from the 2020 decline in revenues. During 2020, net loss adjusted for non-cash items used cash of $23.0 million, while changes in working capital provided cash of $78.7 million. During 2019, net income adjusted for non-cash items provided cash of $50.2 million, while changes in working capital provided cash of $22.1 million.
Net cash used in investing activities was $3.4 million for 2020, including capital expenditures of $15.8 million, partially offset by $12.4 million in proceeds from the sale of assets. The majority of the proceeds from the sale of assets reflect used mats from our rental fleet, which are a part of the commercial offering of our Site and Access Solutions business. Capital expenditures during 2020 included $7.8 million for the Industrial Solutions segment, including investments in the mat rental fleet as well as new products, and $6.2 million for the Fluids Systems segment. Net cash used in investing activities was $49.8 million for 2019, including capital expenditures of $44.8 million and $18.7 million associated with the acquisition of Cleansorb, partially offset by $13.7 million in proceeds from the sale of assets. Capital expenditures during 2019 included $23.5 million for the Industrial Solutions segment, including $15.5 million of investments in the mat rental fleet, and $18.4 million for the Fluids Systems segment.
Net cash used in financing activities was $77.9 million for 2020, which primarily includes a net repayment of $45.9 million on our ABL Facility (as defined below) and $29.1 million in repurchases of our Convertible Notes. Net cash used in financing activities was $29.5 million for 2019, which primarily included $19.0 million in share repurchases and a net repayment of $11.3 million on our ABL Facility.
Substantially all our $24.2 million of cash on hand at December 31, 2020 resides in our international subsidiaries. Subject to maintaining sufficient cash requirements to support the strategic objectives of these international subsidiaries and complying with applicable exchange or cash controls, we expect to continue to repatriate excess cash from these international subsidiaries. In addition, we may continue to purchase our Convertible Notes under our existing repurchase program prior to the December 2021 maturity. In February 2021, we repurchased $13.0 million of our Convertible Notes in the open market under the repurchase program for a total cost of $12.8 million, leaving $53.9 million of principal amount outstanding as of February 25, 2021.
Following a sequential increase in fourth quarter 2020 revenues, we anticipate that revenues will continue to increase in 2021 as market activity improves from current levels, although the ongoing impacts of the COVID-19 pandemic and an uncertain economic environment make the timing and pace of recovery difficult to predict. We anticipate that our near-term working capital requirements to support the revenue growth will largely be offset by the benefit from our on-going efforts to reduce inventory levels and international receivables, which remain somewhat elevated from historical levels. As we progress through 2021, we anticipate that future working capital requirements for our operations will fluctuate directionally with revenues. We expect capital expenditures in the near term to focus on industrial end-market expansion opportunities that provide stable cash flow generation.
Availability under our ABL Facility also provides additional liquidity as discussed further below. Total availability under the ABL Facility will fluctuate directionally based on the level of eligible U.S. accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet. As of February 25, 2021, our total availability under the ABL Facility was $88.2 million, of which $21.4 million was drawn, resulting in remaining availability of $66.8 million. This availability under the ABL Facility excludes $25.0 million related to eligible rental mats as we failed to satisfy the required minimum consolidated fixed charge coverage ratio, as measured on the trailing twelve-month period ended December 31, 2020. Based on our current projections of operating results through the first half of 2021, we expect to satisfy the financial covenants required such that the eligible rental mats would again be included in the borrowing availability under the ABL Facility following the second quarter of 2021.
We expect our available cash on-hand, cash generated by operations, and the expected availability under our ABL Facility to be adequate to fund current operations and the maturity of the 2021 Convertible Notes during the next 12 months. We also continue to evaluate other sources of additional liquidity to support our longer-term liquidity options, which include possible financing or alternative arrangements secured by certain assets in the U.S. or our international operations.

Our capitalization is as follows:

(In thousands)	December 31, 2020	December 31, 2019
Convertible Notes	$66,912	$100,000
ABL Facility	19,100	65,000
Other debt	5,371	7,164
Unamortized discount and debt issuance costs	(4,221)	(12,291)
Total debt	$87,162	$159,873

Stockholder’s equity	488,032	548,645
Total capitalization	$575,194	$708,518

Total debt to capitalization	15.2%	22.6%

Convertible Notes. In December 2016, we issued $100.0 million of unsecured convertible senior notes (“Convertible Notes”) that mature on December 1, 2021, of which $66.9 million principal amount was outstanding at December 31, 2020. In February 2021, we repurchased $13.0 million of our Convertible Notes leaving $53.9 million outstanding as of February 25, 2021. The notes bear interest at a rate of 4.0% per year, payable semiannually in arrears on June 1 and December 1 of each year.
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
On or after June 1, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing conditions have been satisfied. As of February 25, 2021, the notes were not convertible.
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
Asset-Based Loan Facility. In May 2016, we entered into an asset-based revolving credit agreement, which was amended in October 2017 and in March 2019 (as amended, the “ABL Facility”). The March 2019 amendment increased the amount available for borrowings, reduced applicable borrowing rates, and extended the term. The ABL Facility provides financing of up to $200.0 million available for borrowings (inclusive of letters of credit) and can be increased up to a maximum capacity of $275.0 million, subject to certain conditions.
The ABL Facility terminates in March 2024; however, the ABL Facility has a springing maturity date that will accelerate the maturity of the ABL Facility to September 1, 2021 if, prior to such date, the Convertible Notes have not been repurchased, redeemed, refinanced, exchanged or otherwise satisfied in full or we have not escrowed an amount of funds, that together with the amount that we establish as a reserve against our borrowing capacity, is sufficient for the future settlement of the Convertible Notes at their maturity. The ABL Facility requires a minimum consolidated fixed charge coverage ratio of 1.25 to 1.0 calculated based on the trailing twelve-month period ended June 30, 2021 and remaining unused availability of at least $25.0 million to utilize borrowings or assignment of availability under the ABL Facility towards funding the repayment of the Convertible Notes.

Borrowing availability under the ABL Facility is calculated based on eligible U.S. accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet, net of reserves and limits on such assets included in the borrowing base calculation. To the extent pledged by us, the borrowing base calculation also includes the amount of eligible pledged cash. The lender may establish such reserves, in part based on appraisals of the asset base, and other limits at its discretion which could reduce the amounts otherwise available under the ABL Facility. Availability associated with eligible rental mats will also be subject to maintaining a minimum consolidated fixed charge coverage ratio of 1.5 to 1.0 and at least $1.0 million of operating income for the Site and Access Solutions business, each calculated based on a trailing twelve-month period.
As noted above, we do not currently satisfy the minimum consolidated fixed charge coverage ratio that is required to include eligible rental mats in the borrowing availability under the ABL Facility. We expect to satisfy the minimum consolidated fixed charge coverage ratio as required to include eligible rental mats in the borrowing availability under the ABL Facility following the second quarter of 2021 and expect to satisfy the June 30, 2021 ABL Facility requirements to be able to utilize borrowings or assignment of availability under the ABL Facility towards funding the repayment of the Convertible Notes prior to September 1, 2021. If we are unable to satisfy the minimum consolidated fixed charge coverage ratio following the second quarter of 2021, we would further evaluate options, which may include a waiver or amendment to our ABL Facility. Any waiver or amendment to the ABL Facility, if required, would be expected to increase the cost of our borrowings and may impose additional limitations over certain types of activities, and we can give no assurance that we will be able to obtain such amendment or waiver on favorable terms or at all.
Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. and (c) LIBOR, subject to a floor of zero, plus 100 basis points, plus, in each case, an applicable margin per annum. The applicable margin ranges from 150 to 200 basis points for LIBOR borrowings, and 50 to 100 basis points for base rate borrowings, based on the consolidated fixed charge coverage ratio as defined in the ABL Facility. As of December 31, 2020, the applicable margin for borrowings under our ABL Facility was 200 basis points with respect to LIBOR borrowings and 100 basis points with respect to base rate borrowings. The weighted average interest rate for the ABL Facility was 2.3% at December 31, 2020. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 25 to 37.5 basis points, based on the level of outstanding borrowings, as defined in the ABL Facility. As of December 31, 2020, the applicable commitment fee was 37.5 basis points.
The ABL Facility is a senior secured obligation, secured by first liens on substantially all of our U.S. tangible and intangible assets, and a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral. The ABL Facility contains customary operating covenants and certain restrictions including, among other things, the incurrence of additional debt, liens, dividends, asset sales, investments, mergers, acquisitions, affiliate transactions, stock repurchases and other restricted payments. The ABL Facility also requires a minimum consolidated fixed charge coverage ratio of 1.0 to 1.0 calculated based on a trailing twelve-month period if availability under the ABL Facility falls below $22.5 million. Based on our current projections, we do not expect availability under the ABL Facility to fall below $22.5 million. In addition, the ABL Facility contains customary events of default, including, without limitation, a failure to make payments under the facility, acceleration of more than $25.0 million of other indebtedness, certain bankruptcy events, and certain change of control events.
Other Debt. Certain of our foreign subsidiaries maintain local credit arrangements consisting primarily of lines of credit or overdraft facilities which are generally renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. We had $3.5 million and $4.8 million outstanding under these arrangements at December 31, 2020 and December 31, 2019, respectively.
In February 2021, a U.K. subsidiary entered a £6.0 million (approximately $8.3 million) term loan facility that matures in February 2024, the proceeds of which were used to pay down the ABL Facility. The term loan bears interest at a rate of LIBOR plus a margin of 3.4% per year, payable in quarterly installments of £375,000 plus interest beginning March 2021 and a £1.5 million payment due at maturity.
Off-Balance Sheet Arrangements
We do not have any special purpose entities. At December 31, 2020, we had $46.2 million in outstanding letters of credit, performance bonds, and other guarantees for which certain of the letters of credit are collateralized by $6.2 million in restricted cash. We also enter into normal short-term operating leases for office and warehouse space, as well as rolling stock and other pieces of operating equipment. None of these off-balance sheet arrangements either has, or is expected to have, a material effect on our financial statements.
Contractual Obligations
A summary of our outstanding contractual and other obligations and commitments at December 31, 2020 is as follows:

(In thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Convertible Notes	$66,912	$—	$—	$—	$—	$—	$66,912
Interest on Convertible Notes	2,676	—	—	—	—	—	2,676
Other current debt	4,781	—	—	—	—	—	4,781
ABL Facility	—	—	—	19,100	—	—	19,100
Operating lease liabilities (1)	8,064	5,915	4,244	3,314	2,828	14,622	38,987
Trade accounts payable and accrued liabilities (2)	79,075	—	—	—	—	—	79,075
Purchase commitments, not accrued	9,556	—	—	—	—	—	9,556
Other long-term liabilities (3)	—	2,752	911	—	—	5,713	9,376
Performance bond obligations	15,929	—	—	16,803	614	177	33,523
Letter of credit commitments	8,298	3,827	98	156	—	253	12,632
Total contractual obligations	$195,291	$12,494	$5,253	$39,373	$3,442	$20,765	$276,618
(1)Operating lease liabilities represent the undiscounted future lease payments. See Note 8 for additional information.
(2)Excludes accrued interest on the Convertible Notes and the current portion of operating lease liabilities.
(3)Table does not allocate by year expected tax payments, asset retirement obligations, and uncertain tax positions due to the inability to make reasonably reliable estimates of the timing of future cash settlements.
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

Critical Accounting Policies
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), which requires management to make estimates and assumptions that affect the reported amounts and disclosures. Significant estimates used in preparing our consolidated financial statements include estimated cash flows and fair values used for impairments of long-lived assets, including goodwill and other intangibles, and valuation allowances for deferred tax assets. See Note 1 for a discussion of the accounting policies for each of these matters. Our estimates are based on historical experience and on our future expectations that we believe to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our current estimates and those differences may be material.
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
In March 2020, primarily as a result of the collapse in oil prices and the expected declines in the U.S. land E&P markets, along with a significant decline in the quoted market prices of our common stock, we considered these developments to be a potential indicator of impairment that required us to complete an interim goodwill impairment evaluation. As such, in March 2020, we estimated the fair value of our reporting unit based on our current forecasts and expectations for market conditions and determined that even though the estimated fair value had decreased, the fair value remained substantially in excess of its net carrying value, and therefore, no impairment was required. During the second quarter and third quarter of 2020, we determined that there were no further indicators of events or changes in circumstances that would more likely than not reduce the fair value below its carrying amount.
As of December 31, 2020, our consolidated balance sheet includes $42.4 million of goodwill, all of which relates to the Industrial Solutions segment. In completing the annual evaluation during the fourth quarter of 2020, we determined that the fair value was in excess of the net carrying value, and therefore, no impairment was required.
There are significant inherent uncertainties and management judgment in estimating the fair value of a reporting unit. Significant assumptions inherent in the evaluation include the estimated growth rates for future revenues and the discount rate. Our assumptions are based on historical data supplemented by current and anticipated market conditions. While we believe we have made reasonable estimates and assumptions to estimate the fair value, it is possible that a material change could occur. If actual results are not consistent with our current estimates and assumptions, or if changes in macroeconomic conditions outside the control of management change such that it results in a significant negative impact on our estimated fair values, the fair value of the reporting unit may decrease below its net carrying value, which could result in a material impairment of our goodwill.
We review property, plant and equipment, finite-lived intangible assets and certain other assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We assess recoverability based on expected undiscounted future net cash flows. Due to the changes in market conditions, we reviewed these assets for impairment during 2020 and determined that the estimated undiscounted cash flows exceeded the carrying value, and therefore, no impairment was required.
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
Income Taxes
We had total deferred tax assets of $56.4 million and $40.7 million at December 31, 2020 and 2019, respectively, with the increase primarily related to U.S. federal net operating loss carryforwards. A valuation allowance must be established to offset a deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized. We have considered future taxable income and tax planning strategies in assessing the need for our valuation allowance. At December 31, 2020, a total valuation allowance of $26.3 million was recorded, which includes a valuation allowance on $13.5 million of net operating loss carryforwards for certain U.S. state and foreign jurisdictions, including Australia, as well as a valuation allowance of $3.9 million for certain tax credits recognized related to the accounting for the impact of the Tax Act. Changes in the expected future generation of qualifying taxable income within these jurisdictions or in the realizability of other tax assets may result in an adjustment to the valuation allowance, which would be charged or credited to income in the period this determination was made.
We file income tax returns in the United States and several non-U.S. jurisdictions and are subject to examination in the various jurisdictions in which we file. We are no longer subject to income tax examinations for U.S. federal and substantially all state jurisdictions for years prior to 2013 and for substantially all foreign jurisdictions for years prior to 2008.
Following an audit in 2015, the treasury authority in Mexico issued a tax assessment (inclusive of interest and penalties) in the amount of 60 million pesos (approximately $3.3 million) to our Mexico subsidiary primarily in connection with the export of mats from Mexico which took place in 2010.  The mats that are the subject of this assessment were owned by a U.S. subsidiary and leased to our Mexico subsidiary for matting projects in the Mexican market. In 2010, we made the decision to move these mats out of Mexico to markets with higher demand. The Mexican treasury authority determined the export of the mats was the equivalent of a sale and assessed taxes on the gross declared value of the exported mats to our Mexico subsidiary. We retained outside legal counsel and filed administrative appeals with the treasury authority, but we were notified in April 2018 that the last administrative appeal had been rejected. In response, we filed an appeal in the Mexican Federal Tax Court in the second quarter of 2018, which required that we post a bond in the amount of the assessed taxes (plus additional interest). In the fourth quarter of 2018, the Mexican Federal Tax Court issued a favorable judgment nullifying in full the tax assessment which was subsequently appealed by the treasury authority in Mexico. Following a judgment by the Mexican Court of Appeals, in the third quarter of 2019, the Mexican Federal Tax Court confirmed the full nullification of the tax assessment based on a due process violation and recognized the treasury authority's right to cure the due process violation by starting a new tax audit, and in the fourth quarter of 2020, the Mexican Court of Appeals confirmed this ruling resolving the appeals process in favor of our Mexico subsidiary. While the treasury authority in Mexico still has the right to start a new audit, we believe our tax position has been properly reported in accordance with applicable tax laws and regulations in Mexico.
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
Interest Rate Risk
At December 31, 2020, we had total principal amounts outstanding under financing arrangements of $91.4 million, including $66.9 million of borrowings under our Convertible Notes which bear interest at a fixed rate of 4.0% and $19.1 million of borrowings under our ABL Facility. Borrowings under our ABL Facility are subject to a variable interest rate as determined by the ABL Facility. The weighted average interest rate at December 31, 2020 for the ABL Facility was 2.3%. Based on the balance of variable rate debt at December 31, 2020, a 100 basis-point increase in short-term interest rates would have increased annual pre-tax interest expense by $0.2 million.
Foreign Currency Risk
Our principal foreign operations are conducted in certain areas of EMEA, Canada, Asia Pacific, and Latin America. We have foreign currency exchange risks associated with these operations, which are conducted principally in the foreign currency of the jurisdictions in which we operate including European euros, Kuwaiti dinar, Algerian dinar, Romanian new leu, Canadian dollars, British pounds, and Australian dollars. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Newpark Resources, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Newpark Resources, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Evaluation of Long-Lived Asset Impairment — United States Fluids Systems Asset Group — Refer to Note 1 to the financial statements
Critical Audit Matter Description
The Company reviews property, plant and equipment, finite-lived intangible assets and certain other assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability is based upon expected undiscounted future net cash flows. Due to changes in market conditions impacting the United States fluids systems asset group (US Fluids), management reviewed the related assets for impairment during 2020 and determined that the estimated undiscounted cash flows exceeded the carrying value, and therefore, no impairment was required.
Estimating future net cash flows requires management to make judgments regarding long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts are estimates that include assumptions regarding demand for the Company’s products and services, future market conditions, and technological developments. If changes in these assumptions occur, expectations regarding future net cash flows may change and an impairment may result.
We identified the estimation of the undiscounted future net cash flows of the US Fluids asset group as a critical audit matter due to the materiality of the property, plant and equipment balance, high degree of auditor judgment and an increased level of effort when performing audit procedures to evaluate the reasonableness of management’s assumptions in determining the undiscounted future net cash flows, including those related to revenue forecasts and the terminal value used to determine estimated future cash flows under various business development plans.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the long-term forecasts of future revenues and costs related to assets used by management to estimate the undiscounted future net cash flows of the US Fluids asset group included the following, among others:
•Evaluating the reasonableness of key assumptions used by management including revenue growth rates and EBITDA margins in the undiscounted future net cash flows determination by comparing:
◦Revenue growth rates to third-party reports around rig-count and industry forecasts
◦Revenue and EBITDA projections in the Q1’2020 analysis to current forecasts considering actual results in FY 2020
◦The various development plans considered to internal communications to management and the Board of Directors, and
◦Estimated terminal value to comparable precedent transactions involving external parties
•Performing sensitivity analyses of the key assumptions of revenue growth rates and EBITDA margins to evaluate the change in the undiscounted future net cash flows estimate that would result from changes in the assumptions.
•Evaluating management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
•Testing the effectiveness of controls over the review of triggering events and management’s long-lived asset impairment evaluation.
/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 2021

We have served as the Company’s auditor since 2008.

Newpark Resources, Inc.
Consolidated Balance Sheets
December 31,

(In thousands, except share data)	2020	2019
ASSETS
Cash and cash equivalents	$24,197	$48,672
Receivables, net	141,045	216,714
Inventories	147,857	196,897
Prepaid expenses and other current assets	15,081	16,526
Total current assets	328,180	478,809

Property, plant and equipment, net	277,696	310,409
Operating lease assets	30,969	32,009
Goodwill	42,444	42,332
Other intangible assets, net	25,428	29,677
Deferred tax assets	1,706	3,600
Other assets	2,769	3,243
Total assets	$709,192	$900,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$67,472	$6,335
Accounts payable	49,252	79,777
Accrued liabilities	36,934	42,750
Total current liabilities	153,658	128,862

Long-term debt, less current portion	19,690	153,538
Noncurrent operating lease liabilities	25,068	26,946
Deferred tax liabilities	13,368	34,247
Other noncurrent liabilities	9,376	7,841
Total liabilities	221,160	351,434

Commitments and contingencies (Note 15)

Common stock, $0.01 par value (200,000,000 shares authorized and 107,587,786 and 106,696,719 shares issued, respectively)	1,076	1,067
Paid-in capital	627,031	620,626
Accumulated other comprehensive loss	(54,172)	(67,947)
Retained earnings	50,937	134,119
Treasury stock, at cost (16,781,150 and 16,958,418 shares, respectively)	(136,840)	(139,220)
Total stockholders’ equity	488,032	548,645
Total liabilities and stockholders' equity	$709,192	$900,079

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Operations
Years Ended December 31,

(In thousands, except per share data)	2020	2019	2018
Revenues
Product sales revenues	$378,813	$654,006	$743,342
Rental and service revenues	113,812	166,113	203,206
Total revenues	492,625	820,119	946,548
Cost of revenues
Cost of product sales revenues	384,519	568,388	633,847
Cost of rental and service revenues	88,739	116,350	133,128
Total cost of revenues	473,258	684,738	766,975
Selling, general and administrative expenses	86,604	113,394	115,127
Other operating (income) loss, net	(3,330)	170	888
Impairments and other charges	14,727	11,422	—
Operating income (loss)	(78,634)	10,395	63,558

Foreign currency exchange (gain) loss	3,378	(816)	1,416
Interest expense, net	10,986	14,369	14,864
Gain on extinguishment of debt	(419)	—	—
Income (loss) before income taxes	(92,579)	(3,158)	47,278

Provision (benefit) for income taxes	(11,883)	9,788	14,997
Net income (loss)	$(80,696)	$(12,946)	$32,281

Net income (loss) per common share - basic	$(0.89)	$(0.14)	$0.36
Net income (loss) per common share - diluted	$(0.89)	$(0.14)	$0.35

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31,

(In thousands)	2020	2019	2018

Net income (loss)	$(80,696)	$(12,946)	$32,281
Foreign currency translation adjustments (net of tax benefit of $293, $373, $414)	2,086	(274)	(14,454)
Recognition of Brazil cumulative foreign currency translation losses	11,689	—	—
Comprehensive income (loss)	$(66,921)	$(13,220)	$17,827

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Stockholders’ Equity

(In thousands)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total
Balance at January 1, 2018	$1,046	$603,849	$(53,219)	$123,375	$(127,571)	$547,480
Cumulative effect of accounting changes	—	—	—	(6,764)	—	(6,764)
Net income	—	—	—	32,281	—	32,281
Employee stock options, restricted stock and employee stock purchase plan	18	3,066	—	(90)	(2,217)	777
Stock-based compensation expense	—	10,361	—	—	—	10,361
Foreign currency translation, net of tax	—	—	(14,454)	—	—	(14,454)
Balance at December 31, 2018	1,064	617,276	(67,673)	148,802	(129,788)	569,681
Net loss	—	—	—	(12,946)	—	(12,946)
Employee stock options, restricted stock and employee stock purchase plan	3	(8,290)	—	(1,737)	9,599	(425)
Stock-based compensation expense	—	11,640	—	—	—	11,640
Treasury shares purchased at cost	—	—	—	—	(19,031)	(19,031)
Foreign currency translation, net of tax	—	—	(274)	—	—	(274)
Balance at December 31, 2019	1,067	620,626	(67,947)	134,119	(139,220)	548,645
Cumulative effect of accounting change	—	—	—	(735)	—	(735)
Net loss	—	—	—	(80,696)	—	(80,696)
Employee stock options, restricted stock and employee stock purchase plan	9	(173)	—	(1,751)	2,380	465
Stock-based compensation expense	—	6,578	—	—	—	6,578
Treasury shares purchased at cost	—	—	—	—	—	—
Foreign currency translation, net of tax	—	—	2,086	—	—	2,086
Recognition of Brazil cumulative foreign currency translation losses	—	—	11,689	—	—	11,689
Balance at December 31, 2020	$1,076	$627,031	$(54,172)	$50,937	$(136,840)	$488,032

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31,

(In thousands)	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(80,696)	$(12,946)	$32,281
Adjustments to reconcile net income (loss) to net cash provided by operations:
Impairments and other non-cash charges	25,072	11,422	—
Depreciation and amortization	45,314	47,144	45,899
Stock-based compensation expense	6,578	11,640	10,361
Provision for deferred income taxes	(18,850)	(4,250)	236
Credit loss expense	1,427	1,792	2,849
Gain on sale of assets	(6,531)	(10,801)	(1,821)
Gain on extinguishment of debt	(419)	—	—
Gain on insurance recovery	—	—	(606)
Amortization of original issue discount and debt issuance costs	5,152	6,188	5,510
Change in assets and liabilities:
(Increase) decrease in receivables	70,994	40,182	(7,388)
(Increase) decrease in inventories	39,889	699	(30,352)
(Increase) decrease in other assets	(686)	(1,032)	1,055
Increase (decrease) in accounts payable	(29,457)	(8,318)	2,449
Increase (decrease) in accrued liabilities and other	(1,996)	(9,434)	2,930
Net cash provided by operating activities	55,791	72,286	63,403

Cash flows from investing activities:
Capital expenditures	(15,794)	(44,806)	(45,141)
Business acquisitions, net of cash acquired	—	(18,692)	(249)
Proceeds from sale of property, plant and equipment	12,399	13,734	2,612
Proceeds from insurance property claim	—	—	1,000
Refund of proceeds from sale of a business	—	—	(13,974)
Net cash used in investing activities	(3,395)	(49,764)	(55,752)

Cash flows from financing activities:
Borrowings on lines of credit	173,794	327,983	347,613
Payments on lines of credit	(221,781)	(335,613)	(352,582)
Purchases of Convertible Notes	(29,124)	—	—
Debt issuance costs	—	(1,214)	(149)
Proceeds from employee stock plans	—	1,314	3,874
Purchases of treasury stock	(333)	(21,737)	(3,870)
Other financing activities	(497)	(259)	601
Net cash used in financing activities	(77,941)	(29,526)	(4,513)

Effect of exchange rate changes on cash	(970)	(399)	(4,332)

Net decrease in cash, cash equivalents, and restricted cash	(26,515)	(7,403)	(1,194)
Cash, cash equivalents, and restricted cash at beginning of year	56,863	64,266	65,460
Cash, cash equivalents, and restricted cash at end of year	$30,348	$56,863	$64,266

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
We are a geographically diversified supplier providing products, as well as rentals and services. We operate our business through two reportable segments: Fluids Systems and Industrial Solutions. Our Fluids Systems segment provides customized drilling, completion, and stimulation fluids solutions to oil and natural gas exploration and production (“E&P”) customers primarily in North America and Europe, the Middle East and Africa (“EMEA”), as well as certain countries in Asia Pacific and Latin America. Our Industrial Solutions segment includes our Site and Access Solutions business (historically reported as the Mats and Integrated Services segment), along with our Industrial Blending operations. Site and Access Solutions provides composite matting system rentals utilized for temporary worksite access, along with related site construction and services to customers in various markets including electrical transmission & distribution, E&P, pipeline, renewable energy, petrochemical, construction and other industries, primarily in the United States and Europe. We also sell our manufactured composite mats to customers around the world. Our Industrial Blending operations began in 2020, leveraging our chemical blending capacity and technical expertise to enter targeted industrial end-markets.
Use of Estimates and Market Risks. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates used in preparing our consolidated financial statements include, but are not limited to the following: allowances for credit losses, reserves for self-insured retention under insurance programs, estimated performance and values associated with employee incentive programs, estimated cash flows and fair values used for impairments of long-lived assets, including goodwill and other intangibles, and valuation allowances for deferred tax assets.
Our Fluids Systems operating results remain dependent on oil and natural gas drilling activity levels in the markets we serve and the nature of the drilling operations (including the depth and whether the wells are drilled vertically or horizontally), which governs the revenue potential of each well. Drilling activity levels, in turn, depend on a variety of factors, including oil and natural gas commodity pricing, inventory levels, product demand, and regulatory restrictions. Oil and natural gas prices and activity are cyclical and volatile, and this market volatility has a significant impact on our operating results.
Cash Equivalents. All highly liquid investments with a remaining maturity of three months or less at the date of acquisition are classified as cash equivalents.
Restricted Cash. Cash that is restricted as to withdrawal or usage is recognized as restricted cash and is included in other current assets in the consolidated balance sheets.
Allowance for Credit Losses. In 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance which requires financial assets measured at amortized cost basis, including trade receivables, to be presented at the net amount expected to be collected. See "New Accounting Pronouncements" below for details about the amended guidance and about our adoption. Results for reporting periods beginning after December 31, 2019 are presented under the new guidance, while prior period amounts were not adjusted and continue to be reported in accordance with previous guidance.
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
Inventories. Inventories are stated at the lower of cost (principally average cost) or net realizable value. Certain conversion costs associated with the acquisition, production, blending, and storage of inventory in our Fluids Systems segment as well as the manufacturing operations in the Industrial Solutions segment are capitalized as a component of the carrying value of the inventory and expensed as a component of cost of revenues as the products are sold. Reserves for inventory obsolescence are determined based on the net realizable value of the inventory using factors such as our historical usage of inventory on-hand, future expectations related to our customers’ needs, market conditions, and the development of new products.

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
Impairment of Long-Lived Assets. Goodwill and other indefinite-lived intangible assets are tested for impairment annually as of November 1, or more frequently, if an indication of impairment exists. As part of our annual goodwill review, we first perform a qualitative assessment based on company performance and future business outlook to determine if indicators of impairment exist. When there are qualitative indicators of impairment, we use an impairment test which includes a comparison of the carrying value of net assets of our reporting units, including goodwill, with their estimated fair values, which we estimate using a combination of a market multiple and discounted cash flow approach (classified within level 3 of the fair value hierarchy). We also compare the aggregate fair values of our reporting units with our market capitalization. If the carrying value exceeds the estimated fair value, an impairment charge is recorded in the period in which such review is performed. We identify our reporting units based on our analysis of several factors, including our operating segment structure, evaluation of the economic characteristics of our geographic regions within each of our operating segments, and the extent to which our business units share assets and other resources.
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
Revenue Recognition. The following provides a summary of our significant accounting policies for revenue recognition.
Revenue Recognition - Fluids Systems. Revenues for fluid system additive products and engineering services, when provided to customers in the delivery of an integrated fluid system, are recognized as product sales revenues when utilized by the customer. Revenues for formulated liquid systems are recognized as product sales revenues when utilized or lost downhole while drilling. Revenues for equipment rentals and other services provided to customers that are ancillary to the fluid system product delivery are recognized in rental and service revenues when the services are performed. For direct sales of fluid system products, revenues are recognized when control passes to the customer, which is generally upon shipment of materials.
Revenue Recognition - Industrial Solutions. Revenues for rentals and services are generated from both fixed-price and unit-priced contracts, which are generally short-term in duration. The activities under these contracts include the installation and rental of matting systems for a period of time and services such as access road construction, site planning and preparation,

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

environmental protection, fluids and spill containment, erosion control, and site restoration services. Rental revenues are recognized over the rental term and service revenues are recognized when the specified services are performed. Revenues from any subsequent extensions to the rental agreements are recognized over the extension period. Revenues from the direct sale of products are recognized when control passes to the customer, which is upon shipment or delivery, depending on the terms of the underlying sales contract.
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
Foreign Currency Translation. The functional currency for substantially all international subsidiaries is their respective local currency. Financial statements for these international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rates in effect during the respective period for revenues and expenses. Exchange rate adjustments resulting from translation of foreign currency financial statements of our international subsidiaries are reflected in accumulated other comprehensive loss in stockholders’ equity until such time that the international subsidiary is sold or liquidation is substantially complete, at which time the related accumulated adjustments would be reclassified into income. Exchange rate adjustments resulting from foreign currency denominated transactions are recorded in income. At December 31, 2020 and 2019, accumulated other comprehensive loss related to foreign subsidiaries reflected in stockholders’ equity was $54.2 million and $67.9 million, respectively.
During the fourth quarter of 2019, we made the decision to wind down our Brazil operations, and during the fourth quarter of 2020, we completed the substantial liquidation of our Brazil subsidiary and recognized an $11.7 million non-cash charge to "impairments and other charges" for the reclassification of cumulative foreign currency translation losses related to our subsidiary in Brazil.
Fair Value Measurement. Fair value is measured as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at a measurement date. We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
•Level 1: The use of quoted prices in active markets for identical financial instruments.
•Level 2: The use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or other inputs that are observable in the market or can be corroborated by observable market data.
•Level 3: The use of significantly unobservable inputs that typically require the use of management’s estimates of assumptions that market participants would use in pricing.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

New Accounting Pronouncements
Standards Adopted in 2020
Credit Losses. In 2016, the FASB issued new guidance which requires financial assets measured at amortized cost basis, including trade receivables, to be presented at the net amount expected to be collected. The new guidance requires an entity to estimate its lifetime “expected credit loss” for such assets at inception, which will generally result in the earlier recognition of allowances for losses. We adopted this new guidance as of January 1, 2020 using the modified retrospective transition method, and recorded a net reduction of $0.7 million to opening retained earnings to reflect the cumulative effect of adoption. Results for reporting periods beginning after December 31, 2019 are presented under the new guidance, while prior period amounts were not adjusted and continue to be reported in accordance with previous guidance. See Note 7 for additional required disclosures.
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
Standards Not Yet Adopted
Income Taxes: Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued new guidance which is intended to simplify various aspects related to accounting for income taxes. This guidance will be effective for us in the first quarter of 2021. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements or related disclosures.
Debt: Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. In August 2020, the FASB issued new guidance which is intended to simplify the accounting for convertible instruments. This guidance will be effective for us in the first quarter of 2022. While our existing convertible instrument matures in December 2021, we are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2 — Business Combinations
In October 2019, we completed the acquisition of Cleansorb Limited (“Cleansorb”), a U.K. based provider of specialty chemicals for the oil and natural gas industry, which further expanded our completion fluids technology portfolio and capabilities. The purchase price for this acquisition was $18.7 million, net of cash acquired, and was funded with borrowings under the ABL Facility. The results of operations of Cleansorb are reported within the Fluids Systems segment for the period subsequent to the date of the acquisition. Results of operations and pro-forma combined results of operations for this acquired business have not been presented as the effect of this acquisition is not material to our consolidated financial statements.
Note 3 — Inventories
Inventories consisted of the following at December 31:

(In thousands)	2020	2019
Raw materials:
Fluids systems	$98,974	$141,314
Industrial solutions	6,315	5,049
Total raw materials	105,289	146,363
Blended fluids systems components	31,744	39,542
Finished goods - mats	10,824	10,992
Total inventories	$147,857	$196,897
Raw materials for the Fluids Systems segment consists primarily of barite, chemicals, and other additives that are consumed in the production of our fluids systems. Raw materials for the Industrial Solutions segment consists primarily of resins, chemicals, and other materials used to manufacture composite mats and cleaning products, as well as materials that are consumed in providing spill containment and other services to our customers. Our blended fluids systems components consist of base fluid systems that have been either mixed internally at our blending facilities or purchased from third-party vendors. These base fluid systems require raw materials to be added, as needed to meet specified customer requirements.
Fluids Systems segment cost of revenues for 2020 includes $10.3 million of total charges for inventory write-downs, primarily attributable to the reduction in carrying values of certain inventory to their net realizable value.
Note 4 — Property, Plant and Equipment
Property, plant and equipment consisted of the following at December 31:

(In thousands)	2020	2019
Land	$11,901	$11,869
Buildings and improvements	122,961	130,895
Machinery and equipment	285,678	295,622
Computer hardware and software	46,801	40,880
Furniture and fixtures	5,955	5,921
Construction in progress	6,958	13,091
	480,254	498,278
Less accumulated depreciation	(268,862)	(259,205)
	211,392	239,073

Composite mats (rental fleet)	126,617	125,300
Less accumulated depreciation - composite mats	(60,313)	(53,964)
	66,304	71,336

Property, plant and equipment, net	$277,696	$310,409

Depreciation expense was $40.9 million, $42.8 million, and $41.2 million in 2020, 2019 and 2018, respectively. Fluids Systems segment includes a $3.0 million impairment charge for 2020, attributable to the abandonment of certain property, plant and equipment.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5 — Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill by reportable segment are as follows:

(In thousands)	Fluids Systems	Industrial Solutions	Total
Balance at December 31, 2018	$1,641	$42,191	$43,832
Acquisition	9,258	—	9,258
Impairment	(11,422)	—	(11,422)
Effects of foreign currency	523	141	664
Balance at December 31, 2019	—	42,332	42,332
Effects of foreign currency	—	112	112
Balance at December 31, 2020	$—	$42,444	$42,444
In March 2020, primarily as a result of the collapse in oil prices and the expected declines in the U.S. land E&P markets, along with a significant decline in the quoted market prices of our common stock, we considered these developments to be a potential indicator of impairment that required us to complete an interim goodwill impairment evaluation. As such, in March 2020, we estimated the fair value of our reporting unit based on our current forecasts and expectations for market conditions and determined that even though the estimated fair value had decreased from our 2019 annual evaluation, the fair value remained substantially in excess of its net carrying value, and therefore, no impairment was required. During the second quarter and third quarter of 2020, we determined that there were no further indicators of events or changes in circumstances that would more likely than not reduce the fair value below its carrying amount. We completed the annual evaluation of the carrying value of our goodwill and other indefinite-lived intangible assets as of November 1, 2020 and determined that the fair value was in excess of the net carrying value, and therefore, no impairment was required.
In 2019, as a result of the decline in drilling activities and the projection of continued softness in the U.S. land market, as well as the decline in the quoted market prices of our common stock, we determined that it was more likely than not that the carrying value of our Fluids Systems reporting unit exceeded its estimated fair value such that goodwill was potentially impaired. As a result, we completed the evaluation to measure the amount of goodwill impairment determining a full impairment of goodwill related to the Fluids Systems reporting unit was required. As such, in the fourth quarter of 2019, we recognized an $11.4 million non-cash impairment charge to write-off all of the goodwill related to the Fluids Systems reporting unit.
Our impairment test includes a comparison of the carrying value of net assets of our reporting units, including goodwill, with their estimated fair values, which we estimate using a combination of a market multiple and discounted cash flow approach. Significant assumptions inherent in the evaluation include the estimated growth rates for future revenues and the discount rate. Our assumptions are based on historical data supplemented by current and anticipated market conditions.
Other intangible assets consisted of the following:

	December 31, 2020			December 31, 2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
Technology related	$20,398	$(7,958)	$12,440	$20,222	$(6,516)	$13,706
Customer related	33,891	(21,458)	12,433	33,697	(18,234)	15,463
Total amortizing intangible assets	54,289	(29,416)	24,873	53,919	(24,750)	29,169

Permits and licenses	555	—	555	508	—	508
Total indefinite-lived intangible assets	555	—	555	508	—	508
Total intangible assets	$54,844	$(29,416)	$25,428	$54,427	$(24,750)	$29,677
Total amortization expense related to other intangible assets was $4.5 million, $4.4 million and $4.7 million in 2020, 2019 and 2018, respectively.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Estimated future amortization expense for the years ended December 31 is as follows:

(In thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Technology related	$1,308	$1,245	$1,075	$1,052	$1,052	$6,708	$12,440
Customer related	2,398	1,996	1,789	1,453	1,205	3,592	12,433
Total future amortization expense	$3,706	$3,241	$2,864	$2,505	$2,257	$10,300	$24,873
The weighted average amortization period for technology related and customer related intangible assets is 14 years and 12 years, respectively.
Note 6 — Financing Arrangements
Financing arrangements consisted of the following:

	December 31, 2020			December 31, 2019
(In thousands)	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt
Convertible Notes	$66,912	$(4,221)	$62,691	$100,000	$(12,291)	$87,709
ABL Facility	19,100	—	19,100	65,000	—	65,000
Other debt	5,371	—	5,371	7,164	—	7,164
Total debt	91,383	(4,221)	87,162	172,164	(12,291)	159,873
Less: current portion	(71,693)	4,221	(67,472)	(6,335)	—	(6,335)
Long-term debt	$19,690	$—	$19,690	$165,829	$(12,291)	$153,538

Convertible Notes. In December 2016, we issued $100.0 million of unsecured convertible senior notes (“Convertible Notes”) that mature on December 1, 2021, of which $66.9 million principal amount was outstanding at December 31, 2020. In February 2021, we repurchased $13.0 million of our Convertible Notes leaving $53.9 million outstanding as of February 25, 2021. The notes bear interest at a rate of 4.0% per year, payable semiannually in arrears on June 1 and December 1 of each year.
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
On or after June 1, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing conditions have been satisfied. As of February 25, 2021, the notes were not convertible.
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
The $2.7 million of issuance costs attributable to the debt component were netted against the debt and are being amortized to interest expense over the term of the notes using the effective interest method. As of December 31, 2020, the carrying amount of the debt component was $62.7 million, which is net of the unamortized debt discount and issuance costs of $4.2 million. Including the impact of the unamortized debt discount and debt issuance costs, the effective interest rate on the notes is approximately 11.3%.
During 2020, we repurchased $33.1 million of our Convertible Notes in the open market for a total cost of $29.1 million, and recognized a net gain of $0.4 million reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including original issue discount and debt issuance costs.
Asset-Based Loan Facility. In May 2016, we entered into an asset-based revolving credit agreement, which was amended in October 2017 and in March 2019 (as amended, the “ABL Facility”). The March 2019 amendment increased the amount available for borrowings, reduced applicable borrowing rates, and extended the term. The ABL Facility provides financing of up to $200.0 million available for borrowings (inclusive of letters of credit) and can be increased up to a maximum capacity of $275.0 million, subject to certain conditions. As of December 31, 2020, our total availability under the ABL Facility was $87.2 million, of which $19.1 million was drawn, resulting in remaining availability of $68.1 million.
The ABL Facility terminates in March 2024; however, the ABL Facility has a springing maturity date that will accelerate the maturity of the ABL Facility to September 1, 2021 if, prior to such date, the Convertible Notes have not been repurchased, redeemed, refinanced, exchanged or otherwise satisfied in full or we have not escrowed an amount of funds, that together with the amount that we establish as a reserve against our borrowing capacity, is sufficient for the future settlement of the Convertible Notes at their maturity. The ABL Facility requires a minimum consolidated fixed charge coverage ratio of 1.25 to 1.0 calculated based on the trailing twelve-month period ended June 30, 2021 and remaining unused availability of at least $25.0 million to utilize borrowings or assignment of availability under the ABL Facility towards funding the repayment of the Convertible Notes.
Borrowing availability under the ABL Facility is calculated based on eligible U.S. accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet, net of reserves and limits on such assets included in the borrowing base calculation. To the extent pledged by us, the borrowing base calculation also includes the amount of eligible pledged cash. The lender may establish such reserves, in part based on appraisals of the asset base, and other limits at its discretion which could reduce the amounts otherwise available under the ABL Facility. Availability associated with eligible rental mats will also be subject to maintaining a minimum consolidated fixed charge coverage ratio of 1.5 to 1.0 and at least $1.0 million of operating income for the Site and Access Solutions business, each calculated based on a trailing twelve-month period.
As of February 25, 2021, our total availability under the ABL Facility was $88.2 million, of which $21.4 million was drawn, resulting in remaining availability of $66.8 million. This availability under the ABL Facility excludes $25.0 million related to eligible rental mats as we failed to satisfy the required minimum consolidated fixed charge coverage ratio, as measured on the trailing twelve-month period ended December 31, 2020. We expect to satisfy the minimum consolidated fixed charge coverage ratio as required to include eligible rental mats in the borrowing availability under the ABL Facility following the second quarter of 2021 and expect to satisfy the June 30, 2021 ABL Facility requirements to be able to utilize borrowings or assignment of availability under the ABL Facility towards funding the repayment of the Convertible Notes prior to September 1, 2021.
Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. and (c) LIBOR, subject to a floor of zero, plus 100 basis points, plus, in each case, an applicable

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

margin per annum. The applicable margin ranges from 150 to 200 basis points for LIBOR borrowings, and 50 to 100 basis points for base rate borrowings, based on the consolidated fixed charge coverage ratio as defined in the ABL Facility. As of December 31, 2020, the applicable margin for borrowings under our ABL Facility was 200 basis points with respect to LIBOR borrowings and 100 basis points with respect to base rate borrowings. The weighted average interest rate for the ABL Facility was 2.3% at December 31, 2020. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 25 to 37.5 basis points, based on the level of outstanding borrowings, as defined in the ABL Facility. As of December 31, 2020, the applicable commitment fee was 37.5 basis points.
The ABL Facility is a senior secured obligation, secured by first liens on substantially all of our U.S. tangible and intangible assets, and a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral. The ABL Facility contains customary operating covenants and certain restrictions including, among other things, the incurrence of additional debt, liens, dividends, asset sales, investments, mergers, acquisitions, affiliate transactions, stock repurchases and other restricted payments. The ABL Facility also requires a minimum consolidated fixed charge coverage ratio of 1.0 to 1.0 calculated based on a trailing twelve-month period if availability under the ABL Facility falls below $22.5 million. In addition, the ABL Facility contains customary events of default, including, without limitation, a failure to make payments under the facility, acceleration of more than $25.0 million of other indebtedness, certain bankruptcy events, and certain change of control events.
Other Debt. Certain of our foreign subsidiaries maintain local credit arrangements consisting primarily of lines of credit or overdraft facilities which are generally renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. We had $3.5 million and $4.8 million outstanding under these arrangements at December 31, 2020 and December 31, 2019, respectively.
In February 2021, a U.K. subsidiary entered a £6.0 million (approximately $8.3 million) term loan facility that matures in February 2024, the proceeds of which were used to pay down the ABL Facility. The term loan bears interest at a rate of LIBOR plus a margin of 3.4% per year, payable in quarterly installments of £375,000 plus interest beginning March 2021 and a £1.5 million payment due at maturity.
We incurred net interest expense of $11.0 million, $14.4 million and $14.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. There was no capitalized interest for the years ended December 31, 2020, 2019 or 2018. Scheduled repayment of long-term debt as of December 31, 2020 was $66.9 million in 2021 and $19.1 million in 2024.
Note 7 — Fair Value of Financial Instruments and Concentrations of Credit Risk
Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, receivables, payables, and debt. We believe the carrying values of these instruments, with the exception of our Convertible Notes, approximated their fair values at December 31, 2020 and 2019. The estimated fair value of our Convertible Notes was $61.1 million at December 31, 2020 and $101.4 million at December 31, 2019, based on quoted market prices at these respective dates.
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk primarily consist of cash and trade accounts receivable. At December 31, 2020, substantially all of our cash deposits were held by our international subsidiaries in accounts at numerous financial institutions across the various regions in which we operate. A majority of the cash was held in accounts that maintain deposit ratings of P-1 by Moody’s, A-1 by Standard and Poor’s, and F1 by Fitch. As part of our investment strategy, we perform periodic evaluations of the relative credit standing of these financial institutions.
Customer Revenue Concentration
We derive a significant portion of our revenues from companies in the E&P industry, and our E&P customer base consists primarily of mid-sized and international oil companies as well as government-owned or government-controlled oil companies operating in the markets that we serve. For 2020, 2019 and 2018, revenues from our 20 largest customers represented approximately 49%, 42% and 44%, respectively, of our consolidated revenues. For 2020, 2019 and 2018, no single customer accounted for more than 10% of our consolidated revenues.
Receivables
Receivables consisted of the following at December 31:

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands)	2020	2019
Trade receivables:
Gross trade receivables	$133,717	$207,554
Allowance for credit losses	(5,024)	(6,007)
Net trade receivables	128,693	201,547
Income tax receivables	6,545	7,393
Other receivables	5,807	7,774
Total receivables, net	$141,045	$216,714

Other receivables include $4.4 million and $6.2 million for value added, goods and service taxes related to foreign jurisdictions as of December 31, 2020 and 2019, respectively.
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
Changes in our allowance for credit losses were as follows:

(In thousands)	2020	2019	2018
Balance at beginning of year	$6,007	$10,034	$9,457
Cumulative effect of accounting change	959	—	—
Credit loss expense	1,427	1,792	2,849
Write-offs, net of recoveries	(3,369)	(5,819)	(2,272)
Balance at end of year	$5,024	$6,007	$10,034

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 8 — Leases
We lease certain office space, manufacturing facilities, warehouses, land, and equipment. Our leases have remaining terms ranging from 1 to 11 years with various extension and termination options. We consider these options in determining the lease term used to establish our operating lease assets and liabilities. Lease agreements with lease and non-lease components are accounted for as a single lease component. Leases with an initial term of 12 months or less are not recorded in the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
Leases consisted of the following at December 31:

(In thousands)	Balance Sheet Classification	2020	2019
Assets:
Operating	Operating lease assets	$30,969	$32,009
Finance	Property, plant and equipment, net	942	1,135
Total lease assets		$31,911	$33,144
Liabilities:
Current:
Operating	Accrued liabilities	$6,888	$6,105
Finance	Current debt	353	287
Noncurrent:
Operating	Noncurrent operating lease liabilities	$25,068	$26,946
Finance	Long-term debt, less current portion	590	829
Total lease liabilities		$32,899	$34,167
Total operating lease expenses were $25.8 million for 2020, of which $16.7 million related to short-term leases and $9.1 million related to leases recognized in the balance sheet. Total operating lease expenses were $30.1 million and $27.4 million for 2019 and 2018, respectively. Total operating lease expenses approximate cash paid during each period. Amortization and interest for finance leases are not material. Operating lease expenses and amortization of leased assets for finance leases are included in either cost of revenues or selling, general and administrative expenses. Interest for finance leases is included in interest expense, net.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The maturity of lease liabilities as of December 31, 2020 is as follows:

(In thousands)	Operating Leases	Finance Leases	Total
2021	$8,064	$385	$8,449
2022	5,915	369	6,284
2023	4,244	242	4,486
2024	3,314	—	3,314
2025	2,828	—	2,828
Thereafter	14,622	—	14,622
Total lease payments	38,987	996	39,983
Less: Interest	7,031	53	7,084
Present value of lease liabilities	$31,956	$943	$32,899

During 2020, we entered into $5.3 million of new operating lease liabilities in exchange for leased assets.

Lease Term and Discount Rate	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	7.4
Finance leases	2.7
Weighted-average discount rate
Operating leases	4.7%
Finance leases	4.6%
Note 9 — Income Taxes
    The provision (benefit) for income taxes was as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Current:
U.S. Federal	$1,591	$1,892	$805
State	365	706	1,384
Foreign	5,011	11,440	12,572
Total current	6,967	14,038	14,761
Deferred:
U.S. Federal	(16,309)	(2,926)	(331)
State	598	1,181	66
Foreign	(3,139)	(2,505)	501
Total deferred	(18,850)	(4,250)	236
Total provision for income taxes	$(11,883)	$9,788	$14,997
 Income (loss) before income taxes was as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
U.S.	$(92,838)	$(15,270)	$4,084
Foreign	259	12,112	43,194
Income (loss) before income taxes	$(92,579)	$(3,158)	$47,278

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The effective income tax rate is reconciled to the statutory federal income tax rate as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Income tax expense (benefit) at federal statutory rate	$(19,442)	$(663)	$9,929
Recognition of Brazil cumulative foreign currency translation losses	2,456	—	—
Nondeductible goodwill impairment	—	2,401	—
Nondeductible executive compensation	170	756	1,165
Other nondeductible expenses	616	1,506	1,216
Stock-based compensation	1,602	(248)	(786)
Different rates on earnings of foreign operations	274	463	912
Dividend taxes on unremitted earnings	322	1,609	3,023
U.S. tax on foreign earnings	—	1,215	333
Change in valuation allowance	2,226	1,272	(790)
State tax expense (benefit), net	196	430	1,298
Net impact of Tax Act	—	—	(1,613)
Other items, net	(303)	1,047	310
Total provision (benefit) for income taxes	$(11,883)	$9,788	$14,997
The benefit for income taxes was $11.9 million for 2020, reflecting an effective tax benefit rate of 13%. This result primarily reflects the impact of the $11.7 million non-cash recognition of cumulative foreign currency translation losses related to the substantial liquidation of our subsidiary in Brazil and other nondeductible expenses, as well as the impact of the geographic composition of our pretax loss, where the tax benefit from losses in the U.S was partially offset by the tax expense related to earnings from our international operations. The provision for income taxes was $9.8 million for 2019 despite reporting a small pretax loss for the year. This result reflects the impact of the $11.4 million nondeductible goodwill impairment and other nondeductible expenses, as well as the impact of the geographic composition of our pretax loss, where tax expense related to earnings from our international operations is only partially offset by the tax benefit from losses in the U.S. The provision for income taxes was $15.0 million for 2018. The provision for income taxes for 2018 includes a $1.6 million net benefit related to U.S. tax reform.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in March 2020 in the United States. The CARES Act contains several tax provisions, including additional carryback opportunities for net operating losses, temporary increases in the interest deductibility threshold, and the acceleration of refunds for any remaining alternative minimum tax (“AMT”) carryforwards. There was no material impact from the CARES Act in our provision for income taxes for 2020. In addition, we filed an amendment to our 2018 U.S. federal income tax return in the second quarter of 2020 and received a refund of $0.7 million for AMT carryforwards in July 2020.
The CARES Act also permits most companies to defer paying their portion of certain applicable payroll taxes from the date the CARES Act was signed into law through December 31, 2020. The deferred amount will be due in two equal installments on December 31, 2021 and December 31, 2022. The deferred amount of applicable payroll taxes was $3.2 million at December 31, 2020.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities consisted of the following at December 31:

(In thousands)	2020	2019
Deferred tax assets:
Net operating losses	$25,990	$14,205
Foreign tax credits	6,690	5,651
Accruals not currently deductible	5,121	4,928
Unrealized foreign exchange losses, net	3,750	3,837
Stock-based compensation	2,238	3,380
Capitalized inventory costs	3,111	1,611
Alternative minimum tax carryforwards	—	369
Other	9,456	6,709
Total deferred tax assets	56,356	40,690
Valuation allowance	(26,250)	(23,962)
Total deferred tax assets, net of allowances	30,106	16,728
Deferred tax liabilities:
Accelerated depreciation and amortization	(29,587)	(28,703)
Tax on unremitted earnings	(9,765)	(13,645)
Original issue discount on Convertible Notes	(804)	(2,311)
Other	(1,612)	(2,716)
Total deferred tax liabilities	(41,768)	(47,375)
Total net deferred tax liabilities	$(11,662)	$(30,647)

Noncurrent deferred tax assets	$1,706	$3,600
Noncurrent deferred tax liabilities	(13,368)	(34,247)
Net deferred tax liabilities	$(11,662)	$(30,647)

We have state income tax net operating loss carryforwards (“NOLs”) of approximately $142.9 million available to reduce future state taxable income, which expire in varying amounts beginning in 2021 through 2040. U.S. federal NOLs of approximately $58.4 million are available to reduce future U.S. taxable income, which do not expire. Foreign NOLs of approximately $20.0 million are available to reduce future taxable income, some of which expire beginning in 2021.
The realization of our net deferred tax assets is dependent on our ability to generate taxable income in future periods. At December 31, 2020 and 2019, we have recorded a valuation allowance in the amount of $26.3 million and $24.0 million, respectively, primarily related to certain U.S. state and foreign NOL carryforwards, including Australia, as well as for certain tax credits recognized related to the accounting for the impact of the 2017 U.S. Tax Cuts and Jobs Act (“Tax Act”), which may not be realized.
We file income tax returns in the United States and several non-U.S. jurisdictions and are subject to examination in the various jurisdictions in which we file. We are no longer subject to income tax examinations for U.S. federal and substantially all state jurisdictions for years prior to 2013 and for substantially all foreign jurisdictions for years prior to 2008.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following an audit in 2015, the treasury authority in Mexico issued a tax assessment (inclusive of interest and penalties) in the amount of 60 million pesos (approximately $3.3 million) to our Mexico subsidiary primarily in connection with the export of mats from Mexico which took place in 2010.  The mats that are the subject of this assessment were owned by a U.S. subsidiary and leased to our Mexico subsidiary for matting projects in the Mexican market. In 2010, we made the decision to move these mats out of Mexico to markets with higher demand. The Mexican treasury authority determined the export of the mats was the equivalent of a sale and assessed taxes on the gross declared value of the exported mats to our Mexico subsidiary. We retained outside legal counsel and filed administrative appeals with the treasury authority, but we were notified in April 2018 that the last administrative appeal had been rejected. In response, we filed an appeal in the Mexican Federal Tax Court in the second quarter of 2018, which required that we post a bond in the amount of the assessed taxes (plus additional interest). In the fourth quarter of 2018, the Mexican Federal Tax Court issued a favorable judgment nullifying in full the tax assessment which was subsequently appealed by the treasury authority in Mexico. Following a judgment by the Mexican Court of Appeals, in the third quarter of 2019, the Mexican Federal Tax Court confirmed the full nullification of the tax assessment based on a due process violation and recognized the treasury authority's right to cure the due process violation by starting a new tax audit, and in the fourth quarter of 2020, the Mexican Court of Appeals confirmed this ruling resolving the appeals process in favor of our Mexico subsidiary. While the treasury authority in Mexico still has the right to start a new audit, we believe our tax position has been properly reported in accordance with applicable tax laws and regulations in Mexico.
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
A reconciliation of the beginning and ending provision for uncertain tax positions is as follows:

(In thousands)	2020	2019	2018
Balance at January 1	$291	$223	$257
Additions (reductions) for tax positions of prior years	(6)	68	(3)
Additions (reductions) for tax positions of current year	—	—	—
Reductions for settlements with tax authorities	—	—	—
Reductions for lapse of statute of limitations	(72)	—	(31)
Balance at December 31	$213	$291	$223
Approximately $0.2 million of unrecognized tax benefits at December 31, 2020, if recognized, would favorably impact the effective tax rate.
We recognize accrued interest and penalties related to uncertain tax positions in operating expenses. The amount of interest and penalties was immaterial for all periods presented.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 10 — Capital Stock
Common Stock
Changes in outstanding common stock were as follows:

(In thousands of shares)	2020	2019	2018
Outstanding, beginning of year	106,697	106,363	104,572
Shares issued for exercise of options	—	281	603
Shares issued for time vested restricted stock (net of forfeitures)	740	53	1,188
Shares issued for employee stock purchase plan	151	—	—
Outstanding, end of year	107,588	106,697	106,363

Outstanding shares of common stock include shares held as treasury stock totaling 16,781,150, 16,958,418 and 15,530,952 as of December 31, 2020, 2019 and 2018, respectively.
Preferred Stock
We are authorized to issue up to 1,000,000 shares of preferred stock, $0.01 par value. There were no outstanding shares of preferred stock as of December 31, 2020, 2019 or 2018.
Treasury Stock
During 2020, 2019 and 2018, we repurchased 153,151, 381,041 and 362,190 shares, respectively, for an aggregate price of $0.3 million, $2.7 million and $3.9 million, respectively, representing employee shares surrendered in lieu of taxes under vesting of restricted stock awards. All of the shares repurchased are held as treasury stock.
During 2020, 2019 and 2018, we reissued 330,419, 1,491,408 and 197,742 shares of treasury stock pursuant to various stock plans.
Repurchase Program
In November 2018, our Board of Directors authorized changes to our securities repurchase program, increasing the amount remaining under the repurchase program to $100 million, available for repurchases of any combination of our common stock and our Convertible Notes in the open market or as otherwise determined by management, subject to certain limitations under the ABL Facility and other factors. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows, available cash on hand, and borrowings under our ABL Facility. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. As of December 31, 2020, we had $51.9 million remaining under the program.
During 2020, we repurchased $33.1 million of our Convertible Notes in the open market under the repurchase program for a total cost of $29.1 million. There were no Convertible Notes repurchased under the program during 2019 or 2018. In February 2021, we repurchased $13.0 million of our Convertible Notes in the open market under the repurchase program for a total cost of $12.8 million.
There were no shares of common stock repurchased under the repurchase program during 2020 or 2018. During 2019, we repurchased an aggregate of 2,537,833 shares of our common stock under our Board authorized repurchase program for a total cost of $19.0 million.
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
Note 11 — Earnings Per Share
The following table presents the reconciliation of the numerator and denominator for calculating net income (loss) per share:

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
(In thousands, except per share data)	2020	2019	2018
Numerator
Net income (loss) - basic and diluted	$(80,696)	$(12,946)	$32,281

Denominator
Weighted average common shares outstanding - basic	90,198	89,782	89,996
Dilutive effect of stock options and restricted stock awards	—	—	2,385
Dilutive effect of Convertible Notes	—	—	544
Weighted average common shares outstanding - diluted	90,198	89,782	92,925

Net income (loss) per common share
Basic	$(0.89)	$(0.14)	$0.36
Diluted	$(0.89)	$(0.14)	$0.35

We excluded the following weighted-average potential shares from the calculations of diluted net income (loss) per share during the applicable periods because their inclusion would have been anti-dilutive:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Stock options and restricted stock awards	5,238	5,312	1,495

For 2020 and 2019, we excluded all potentially dilutive stock options and restricted stock awards in calculating diluted earnings per share as the effect was anti-dilutive due to the net loss incurred for the period. The Convertible Notes only impact the calculation of diluted net income per share in periods that the average price of our common stock, as calculated in accordance with the terms of the indenture governing the Convertible Notes, exceeds the conversion price of $9.33 per share. We have the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion of the Convertible Notes as further described in Note 6. If converted, we currently intend to settle the principal amount of the notes in cash and as a result, only the amounts payable in excess of the principal amount of the notes, if any, are assumed to be settled with shares of common stock for purposes of computing diluted net income per share.
Note 12 — Stock-Based Compensation and Other Benefit Plans
The following describes stockholder approved plans utilized by us for the issuance of stock-based awards.
2014 Non-Employee Directors’ Restricted Stock Plan
In May 2014, our stockholders approved the 2014 Non-Employee Directors’ Restricted Stock Plan (“2014 Director Plan”) which authorizes grants of restricted stock to non-employee directors. Each restricted share granted to a non-employee director vests in full on the earlier of the day prior to the next annual meeting of stockholders following the grant date or the first anniversary of the grant. The maximum number of shares of common stock issuable under the 2014 Director Plan is 1,000,000 leaving 156,894 shares available for grant as of December 31, 2020. During 2020, non-employee directors received 156,886 shares of restricted stock at a weighted average grant-date fair value of $2.06 per share and cash-based awards of $0.3 million in lieu of a reduced restricted stock award.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2015 Employee Equity Incentive Plan
In May 2015, our stockholders approved the 2015 Employee Equity Incentive Plan (“2015 Plan”) pursuant to which the Compensation Committee of our Board of Directors (“Compensation Committee”) may grant to key employees, including executive officers and other corporate and divisional employees, a variety of forms of equity-based compensation, including options to purchase shares of common stock, shares of restricted common stock, restricted stock units, stock appreciation rights, other stock-based awards, and performance-based awards. Our stockholders subsequently approved amendments to the 2015 Plan which increased the number of shares authorized for issuance to 12,300,000 shares and removed the fungible share counting provision. At December 31, 2020, 1,735,381 shares remained available for award under the 2015 Plan.
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
During 2018, the Compensation Committee modified certain outstanding stock-based and other incentive awards in connection with the retirement of our former Senior Vice President, General Counsel and Chief Administrative Officer. As a result of these modifications, we recognized a charge of $1.5 million in the third quarter of 2018. During 2019, the Compensation Committee modified our retirement policy applicable to cash and equity awards granted to include our Chief Executive Officer and those officers who report to our Chief Executive Officer, who were previously excluded from the retirement policy. In addition, the Compensation Committee also modified the retirement policy for certain vested stock options that remained outstanding to extend the exercise period available following the qualifying retirement of eligible employees. As a result of these modifications, we recognized a charge of $4.0 million in the first quarter of 2019. This charge primarily reflects the acceleration of expense, as well as the incremental value associated with modifications to extend the exercise period of outstanding options, for previously-granted awards for retirement eligible executive officers.
Activity under each of these programs is described below.
Stock Options
Stock options granted by the Compensation Committee are granted with a three-year vesting period and a term of ten years. There have been no options granted since 2016.
The following table summarizes activity for our outstanding stock options for the year ended December 31, 2020:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at beginning of period	2,842,059	$7.37
Granted	—	—
Exercised	—	—
Expired or canceled	(544,357)	7.45
Outstanding at end of period	2,297,702	$7.34	3.31	$—

Vested or expected to vest at end of period	2,297,702	$7.34	3.31	$—
Options exercisable at end of period	2,297,702	$7.34	3.31	$—

There were no options exercised during the year ended December 31, 2020. For the years ended December 31, 2019 and 2018, the total intrinsic value of options exercised was $1.6 million and $2.3 million, respectively, while cash from option exercises totaled $1.3 million and $3.9 million, respectively. There was no compensation cost recognized for stock options for the year ended December 31, 2020. Total compensation cost recognized for stock options was $1.3 million and $1.5 million for the years ended December 31, 2019 and 2018, respectively. For the years ended December 31, 2019 and 2018, we recognized tax benefits resulting from the exercise of stock options totaling $0.3 million and $0.5 million, respectively.
Performance-Based Restricted Stock Units

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2016, performance-based restricted stock units were awarded to executive officers and were to be settled in shares of common stock based on the relative ranking of our total shareholder return (“TSR”) as compared to the TSR of our designated peer group over a three-year period. The ending TSR price is equal to the average closing price of our shares over the last 30-calendar days of the performance period. There have been no performance-based restricted stock units granted since 2016 or outstanding since 2019. There was no compensation cost recognized for performance-based restricted stock units for the year ended December 31, 2020. Total compensation cost recognized for performance-based restricted stock units was $0.1 million and $0.8 million for the years ended December 31, 2019 and 2018, respectively.
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
The following tables summarize the activity for our outstanding time-vested restricted stock awards and restricted stock units for the year ended December 31, 2020:

Nonvested Restricted Stock Awards (Time-Vesting)	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2020	179,900	$7.72
Granted	156,886	2.06
Vested	(154,900)	7.39
Forfeited	—	—
Nonvested at December 31, 2020	181,886	$3.12

Nonvested Restricted Stock Units (Time-Vesting)	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2020	2,093,169	$8.24
Granted	2,474,377	2.06
Vested	(766,737)	8.54
Forfeited	(270,443)	5.83
Nonvested at December 31, 2020	3,530,366	$4.01
Total compensation cost recognized for restricted stock awards and restricted stock units was $6.3 million, $9.8 million and $7.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. Total unrecognized compensation cost at December 31, 2020 related to restricted stock awards and restricted stock units was approximately $7.9 million which is expected to be recognized over the next 2.1 years. During the years ended December 31, 2020, 2019 and 2018, the total fair value of shares vested was $1.9 million, $7.2 million and $11.6 million, respectively. For the years ended December 31, 2020, 2019 and 2018, we recognized tax benefits resulting from the vesting of restricted stock awards and units of $0.4 million, $1.9 million and $2.8 million, respectively.
Cash-Based Awards
The Compensation Committee also approved the issuance of cash-based awards to certain executive officers during 2020, 2019 and 2018. The awards included a target amount of $2.6 million and $2.3 million of performance-based cash awards in 2020 and 2019, respectively. The 2018 awards included $1.3 million of time-based cash awards and a target amount of $1.3 million of performance-based cash awards.
The performance-based cash awards will be settled based on the relative ranking of our TSR as compared to the TSR of our designated peer group over a three-year period. The performance period began May 2, 2020 and ends May 31, 2023 for the 2020 awards, began June 1, 2019 and ends May 31, 2022 for the 2019 awards, and began June 1, 2018 and ends May 31, 2021 for the 2018 awards. The ending TSR price is equal to the average closing price of our shares over the last 30-calendar

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

days of the performance period. The cash payout for each executive ranges from 0% to 200% of target for the 2020 and 2019 awards, and 0% to 150% of target for the 2018 awards.
The performance-based cash awards are accrued as a liability award over the performance period based on the estimated fair value. The fair value of the performance-based cash awards is remeasured each period using a Monte Carlo valuation model with changes in fair value recognized in the consolidated statement of operations. As of December 31, 2020 and 2019, the total liability for cash-based awards was $4.0 million and $4.1 million, respectively.
Defined Contribution Plan
Substantially all of our U.S. employees are covered by a defined contribution plan (“401(k) Plan”). Employees may voluntarily contribute up to 50% of compensation, as defined in the 401(k) Plan. Participants’ contributions, up to 3% of compensation, are matched 100% by us, and the participants’ contributions, from 3% to 6% of compensation, are matched 50% by us. In connection with the cost reduction programs implemented in early 2020, we temporarily eliminated our 401(k) matching contribution beginning in April 2020. Under the 401(k) Plan, our cash contributions were $1.2 million, $4.3 million and $3.9 million for 2020, 2019 and 2018, respectively.
Note 13 — Segment and Related Information
We operate our business through two reportable segments: Fluids Systems and Industrial Solutions. All intercompany revenues and related profits have been eliminated.
Fluids Systems — Our Fluids Systems segment provides drilling, completion, and stimulation products and related technical services to customers primarily in North America and EMEA, as well as certain countries in Asia Pacific and Latin America. We offer customized solutions for highly technical oil, natural gas, and geothermal projects involving complex subsurface conditions, such as horizontal, directional, geologically deep or drilling in deep water. These oil, natural gas, and geothermal projects require high levels of monitoring and technical support of the fluids system during the drilling process.
We also have industrial mineral grinding operations for barite, a critical raw material in fluids systems, which serve to support our activities in the North American fluids market. We use the resulting products in our fluids systems and also sell the products to third party users, including other fluids companies. In addition, we sell a variety of other minerals, principally to third party industrial (non-oil and natural gas) markets.
Industrial Solutions — Our Industrial Solutions segment provides composite matting system rentals utilized for temporary worksite access, along with related site construction and services to customers in various markets including E&P, electrical transmission & distribution, pipeline, solar, petrochemical, construction and other industries, primarily in the United States and Europe. We also sell our manufactured composite mats to customers around the world. In addition, we began leveraging our chemical blending capacity and technical expertise into industrial blending operations, and in response to the increasing market demand for cleaning products resulting from the COVID-19 pandemic, began producing disinfectants and industrial cleaning products in 2020.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summarized financial information concerning our reportable segments is shown in the following tables:

	Year Ended December 31,
(In thousands)	2020	2019	2018

Revenues
Fluids systems	$354,608	$620,317	$715,813
Industrial solutions	138,017	199,802	230,735
Total revenues	$492,625	$820,119	$946,548

Depreciation and amortization
Fluids systems	$20,555	$21,202	$20,922
Industrial solutions	20,427	21,763	21,321
Corporate office	4,332	4,179	3,656
Total depreciation and amortization	$45,314	$47,144	$45,899

Operating income (loss)
Fluids systems	$(66,403)	$3,814	$40,337
Industrial solutions	13,459	47,466	60,604
Corporate office	(25,690)	(40,885)	(37,383)
Total operating income (loss)	$(78,634)	$10,395	$63,558

Segment assets
Fluids systems	$419,381	$593,758	$617,615
Industrial solutions	259,918	265,786	270,248
Corporate office	29,893	40,535	27,991
Total segment assets	$709,192	$900,079	$915,854

Capital expenditures
Fluids systems	$6,237	$18,416	$15,356
Industrial solutions	7,831	23,535	27,043
Corporate office	1,726	2,855	2,742
Total capital expenditures	$15,794	$44,806	$45,141
During March 2020, oil prices collapsed due to geopolitical events along with the worldwide effects of the COVID-19 pandemic. As a result, average U.S. active rig declined 52% in 2020 from 2019. In addition, international activity levels have also been negatively impacted by the COVID-19 pandemic and decline in oil prices. In response to these market changes, we initiated workforce reductions and other cost reduction programs late in the first quarter of 2020, and continued these actions throughout 2020.
As part of the cost reduction programs, we reduced our global employee base by approximately 650 (30%) in 2020. As a result of these workforce reductions, our operating results for 2020 include $4.3 million of total severance costs ($3.7 million in Fluids Systems and $0.6 million in the Corporate office), with $2.7 million in cost of revenues and $1.6 million in selling, general and administrative expenses. These costs have been substantially paid as of December 31, 2020.
For 2020, we recognized $29.2 million of total charges primarily related to our exit from Brazil, inventory write-downs, severance costs, and fixed asset impairments, with $28.6 million in the Fluids Systems segment and $0.6 million in the Corporate office. For 2019, we recognized $23.2 million of total charges primarily related to a non-cash impairment of goodwill and charges associated with facility closures and related exit costs, inventory write-downs, and severance costs, as well as the modification of the Company's retirement policy, with $18.8 million in the Fluids Systems segment and $4.4 million in the Corporate office. See below for details of charges in the Fluids Systems segment.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
(In thousands)	2020	2019	2018
Brazil exit - Recognition of cumulative foreign currency translation losses	$11,689	$—	$—
Goodwill impairment	—	11,422	—
Inventory write-downs	10,345	1,881	—
Severance costs	3,729	2,264	2,822
Property, plant and equipment impairment	3,038	—	—
Facility exit costs and other	(201)	2,631	—
Completion fluids start-up costs	—	—	1,130
Kenedy, Texas facility fire	—	—	778
Modification of retirement policy	—	605	—
Total Fluids Systems impairments and other charges	$28,600	$18,803	$4,730
The following table presents further disaggregated revenues for the Fluids Systems segment:

	Year Ended December 31,
(In thousands)	2020	2019	2018
United States	$202,052	$395,618	$410,410
Canada	24,762	31,635	66,416
Total North America	226,814	427,253	476,826

EMEA	115,891	172,263	192,537
Other	11,903	20,801	46,450
Total International	127,794	193,064	238,987

Total Fluids Systems revenues	$354,608	$620,317	$715,813
The following table presents further disaggregated revenues for the Industrial Solutions segment:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Service revenues	$53,958	$73,130	$93,056
Rental revenues	47,341	70,207	81,784
Product sales revenues	29,170	56,465	55,895
Industrial blending revenues (1)	7,548	—	—
Total Industrial Solutions revenues	$138,017	$199,802	$230,735
(1) Industrial blending operations began in the second quarter of 2020 and ramped up in the third quarter of 2020. Results for the industrial blending component are presented in Industrial Solutions beginning October 2020. Results for the second quarter and third quarter of 2020 were reported in Fluids Systems and not adjusted as they were not material.

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

	Year Ended December 31,
(In thousands)	2020	2019	2018
Revenues
United States	$327,598	$578,698	$626,656
Canada	24,762	37,496	67,374
EMEA	128,362	183,124	206,018
Asia Pacific	6,561	15,273	17,733
Latin America	5,342	5,528	28,767
Total revenues	$492,625	$820,119	$946,548

Long-lived assets
United States	$329,719	$365,185	$338,475
Canada	1,503	2,129	3,284
EMEA	44,577	46,447	41,774
Asia Pacific	3,007	2,862	2,898
Latin America	500	1,047	1,595
Total long-lived assets	$379,306	$417,670	$388,026
For 2020, 2019 and 2018, no single customer accounted for more than 10% of our consolidated revenues.
Note 14 — Supplemental Cash Flow and Other Information
Supplemental disclosures to the statements of cash flows are presented below:

(in thousands)	2020	2019	2018
Cash paid (received) for:
Income taxes (net of refunds)	$6,350	$12,165	$15,627
Interest	$6,054	$8,718	$8,741
Cash, cash equivalents, and restricted cash in the consolidated statements of cash flows consisted of the following:

(in thousands)	2020	2019	2018
Cash and cash equivalents	$24,197	$48,672	$56,118
Restricted cash (included in other current assets)	6,151	8,191	8,148
Cash, cash equivalents, and restricted cash	$30,348	$56,863	$64,266
Accounts payable and accrued liabilities at December 31, 2020, 2019, and 2018, included accruals for capital expenditures of $0.5 million, $1.8 million, and $4.2 million, respectively.
Accrued liabilities at December 31, 2020 and 2019 included accruals for employee incentives and other compensation related expenses of $16.4 million and $21.6 million, respectively.
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
Kenedy, Texas Drilling Fluids Facility Fire
In July 2018, a fire occurred at our Kenedy, Texas drilling fluids facility, destroying the distribution warehouse, including inventory and surrounding equipment. In addition, nearby residences and businesses were evacuated as part of the response to the fire. In order to avoid any customer service disruptions, we implemented contingency plans to supply products from alternate facilities in the area and region. Subsequently, we received petitions seeking payment for alleged bodily injuries, property damage, and punitive damages claimed to have been incurred as a result of the fire and the subsequent efforts we undertook to remediate any potential smoke damage. As of December 31, 2020, all plaintiffs' claims have been settled under our insurance program and the matter is closed.
During 2018, we incurred fire-related costs of $4.8 million, which included $1.9 million for inventory and property, plant and equipment, $2.1 million in property-related cleanup and other costs, and $0.8 million relating to our self-insured retention for third-party claims. Based on the provisions of our insurance policies and initial insurance claims filed, we estimated $4.0 million in expected insurance recoveries and recognized a charge of $0.8 million in other operating (income) loss, net, in the third quarter of 2018. The insurance receivable has been substantially collected as of December 31, 2020. As of December 31, 2020, the Company's claims related to recoveries under our property, business interruption, and general liability insurance programs have been substantially finalized.
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
Other
We do not have any special purpose entities. At December 31, 2020, we had $46.2 million in outstanding letters of credit, performance bonds, and other guarantees for which certain of the letters of credit are collateralized by $6.2 million in restricted cash. We also enter into normal short-term operating leases for office and warehouse space, as well as rolling stock and other pieces of operating equipment. None of these off-balance sheet arrangements either had, or is expected to have, a material effect on our financial statements.
We are self-insured for health claims, subject to certain “stop loss” insurance policies. Claims in excess of $250,000 per incident are insured by third-party insurers. Based on historical experience, we had accrued liabilities of $0.7 million and $0.8 million for unpaid claims incurred at December 31, 2020 and 2019, respectively. Substantially all of these estimated claims are expected to be paid within six months of their occurrence. In addition, we are self-insured for certain workers’ compensation, auto, and general liability claims up to a certain policy limit. Claims in excess of $750,000 are insured by third-party reinsurers. Based on historical experience, we had accrued liabilities of $2.8 million and $1.9 million for the uninsured portion of claims at December 31, 2020 and 2019, respectively.
We also maintain accrued liabilities for asset retirement obligations, which represent obligations associated with the retirement of tangible long-lived assets that result from the normal operation of the long-lived asset. Our asset retirement obligations primarily relate to required expenditures associated with owned and leased facilities. Upon settlement of the liability, a gain or loss for any difference between the settlement amount and the liability recorded is recognized. We had accrued asset retirement obligations of $1.2 million at both December 31, 2020 and 2019.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020, the end of the period covered by this annual report.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020 as required by the Securities and Exchange Act of 1934 Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in a report entitled “Internal Control — Integrated Framework (2013).” We concluded that based on our evaluation, our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Paul L. Howes
Paul L. Howes
President and Chief Executive Officer

/s/ Gregg S. Piontek
Gregg S. Piontek
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Newpark Resources, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Newpark Resources, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 26, 2021, expressed an unqualified opinion on those financial statements.
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
February 26, 2021

ITEM 9B. Other Information
None.
PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The information required by this Item is incorporated by reference to the “Executive Officers” and “Election of Directors” sections of the definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders.
Compliance with Section 16(a) of the Exchange Act
The information required by this Item, if applicable, is incorporated by reference to the “Delinquent Section 16(a) Reports” section of the definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders.
Code of Conduct and Ethics
We have adopted a Code of Ethics for Senior Officers and Directors ("Code of Ethics") and a Code of Business Ethics and Conduct (“Ethics Manual”) that applies to all officers and employees. The Code of Ethics and Ethics Manual are publicly available in the investor relations area of our website at www.newpark.com. Any amendments to, or waivers of, the Codes with respect to our principal executive officer, principal financial officer or principal accounting officer or controller, or persons performing similar functions, will be disclosed on our website within four business days following the date of the amendment or waiver. Copies of our Code of Ethics may also be requested in print by writing to Newpark Resources, Inc., 9320 Lakeside Blvd., Suite 100, The Woodlands, Texas, 77381.
ITEM 11. Executive Compensation
The information required by this Item is incorporated by reference to the “Executive Compensation” section of the definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the “Ownership of Common Stock” and “Equity Compensation Plan Information” sections of the definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the “Related Person Transactions” and “Director Independence” sections of the definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders.

ITEM 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the “Independent Auditor” section of the definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders.

PART IV
ITEM 15. Exhibit and Financial Statement Schedules
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

3.7
Certificate of Amendment to the Restated Certificate of Incorporation of Newpark Resources, Inc., incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on July 29, 2016 (SEC File No. 001-02960).

3.8
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
4.5
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

†10.6
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

†10.8
Amendment to Employment Agreement and Change of Control Agreement dated as of April 6, 2020 between Newpark Resources, Inc. and Gregg S. Piontek, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 8, 2020 (SEC File No. 001-02960).

†10.9
Employment Agreement, dated as of April 20, 2007, between Newpark Resources, Inc. and Bruce Smith, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 8, 2007 (SEC File No. 001-02960).

†10.10
Amendment to Employment Agreement between Newpark Resources, Inc. and Bruce C. Smith dated as of April 22, 2009, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).

†10.11
Amendment to Employment Agreement between Newpark Resources, Inc. and Bruce Smith dated as of December 31, 2012, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 4, 2013 (SEC File No. 001-02960).

†10.12
Amendment to Employment Agreement between Newpark Resources, Inc. and Bruce C. Smith dated as of February 16, 2016, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 18, 2016 (SEC File No. 001-02960).

†10.13
Amended and Restated Employment Agreement between Newpark Resources, Inc. and Bruce Smith dated as of July 1, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 3, 2017 (SEC File No. 001-02960).

†10.14
First Amendment to the Amended and Restated Employment Agreement between Newpark Resources, Inc. and Bruce C. Smith, dated as of November 15, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 16, 2018 (SEC File No. 001-02960).

†10.15
Employment Agreement, dated as of April 22, 2016, between Newpark Resources, Inc. and Matthew S. Lanigan, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on July 29, 2016 (SEC File No. 001-02960).

†10.16
Amendment to Employment Agreement and Change in Control Agreement dated April 6, 2020 between Newpark Resources, Inc. and Matthew Lanigan, incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 8, 2020 (SEC File No. 001-02960).

†10.17
Employment Agreement, dated as of September 18, 2006, by and between Newpark Resources, Inc. and Mark J. Airola, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 20, 2006 (SEC File No. 001-02960).

†10.18
Amendment to Employment Agreement between Newpark Resources, Inc. and Mark J. Airola dated April 22, 2009, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 23, 2009 (SEC File No. 001-02960).

†10.19
Amendment to Employment Agreement, dated December 31, 2012, between Mark Airola and Newpark Resources, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2013 (SEC File No. 001-02960).

†10.20
Amendment to Employment Agreement dated February 16, 2016 between Newpark Resources, Inc. and Mark J. Airola, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 18, 2016 (SEC File No. 001-02960).

†10.21
Amendment to Employment Agreement between Newpark Resources, Inc. and Mark J. Airola, dated as of August 15, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 21, 2018 (SEC File No. 001-02960).

†10.22
Retirement Agreement and General Release between Newpark Resources, Inc. and Mark J. Airola, dated October 2, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2018 (SEC File No. 001-02960).

†10.23
Employment Agreement, dated as of August 15, 2018, between Newpark Resources, Inc. and Edward Chipman Earle, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on April 26, 2019 (SEC File No. 001-02960).

†10.24
Amendment to Employment Agreement and Change in Control Agreement dated April 6, 2020 between Newpark Resources, Inc. and E. Chipman Earle, incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 8, 2020 (SEC File No. 001-02960).

†10.25
Employment Agreement, dated as of July 2, 2019, between Newpark Resources, Inc. and David Paterson, incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on July 8, 2019 (SEC File No. 001-02960).

†10.26
Employment Agreement, dated as of October 11, 2019, between Newpark Resources, Inc. and David Paterson, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on October 31, 2019 (SEC File No. 001-02960).

†10.27
Amendment to Employment Agreement and Change in Control Agreement dated April 6, 2020 between Newpark Resources, Inc. and David Paterson, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 8, 2020 (SEC File No. 001-02960).

†10.28
Retirement and Restrictive Covenant Agreement and General Release, dated as of July 2, 2019, between Newpark Resources, Inc. and Bruce C. Smith, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 8, 2019 (SEC File No. 001-02960).

†10.29
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

10.32
Amendment to the Indemnification Agreement between Newpark Resources, Inc. and Paul L. Howes dated September 11, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2007 (SEC File No. 001-02960).

10.33
Indemnification Agreement, dated October 26, 2011, between Gregg S. Piontek and Newpark Resources, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2011 (SEC File No. 001-02960).

†10.34
Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on March 26, 2007 (SEC File No. 333-0141577).

†10.35
Newpark Resources, Inc., 2008 Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.1 the Company’s Registration Statement on Form S-8 filed on December 9, 2008 (SEC File No. 333-156010).

†10.36
Form of Change of Control Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed on May 2, 2008 (SEC File No. 001-02960).

†10.37	Newpark Resources, Inc. 2010 Annual Cash Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2010 (SEC File No. 001-02960).
†10.38
Director Compensation Summary, incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 23, 2018 (SEC File No. 001-02960).

†10.39
Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009), incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on August 14, 2009 (SEC File No. 333-161378).

†10.40
Amendment No. 1 to the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009), incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).

†10.41
Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).

†10.42
Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).

†10.43
Form of Non-Qualified Stock Option Agreement for Participants Outside the United States under the 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on July 27, 2012 (SEC File No. 001-02960).

†10.44
Newpark Resources, Inc. 2014 Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on May 22, 2014 (SEC File No. 333-196164).

†10.45
Form of Non-Employee Director Restricted Stock Agreement under the Newpark Resources, Inc. 2014 Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on May 22, 2014 (SEC File No. 333-196164).

†10.46
Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on May 22, 2015 (SEC File No. 333-204403).

†10.47
Newpark Resources, Inc. Amended and Restated 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-8 filed on May 23, 2019 (SEC File No. 333-231715).

†10.48
Form of Restricted Stock Agreement (time vested) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333-204403).

†10.49
Form of Restricted Stock Unit Agreement (performance-based) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333-204403).

†10.50
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

†10.53
Form of Non-Qualified Stock Option Agreement (retirement eligible) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

†10.54
Form of Non-Qualified Stock Option Agreement (not retirement eligible) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

†10.55
Form of Non-Qualified Stock Option Agreement (international) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

†10.56
Change in Control Agreement, dated as of April 22, 2016, between Newpark Resources, Inc. and Matthew S. Lanigan, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on July 29, 2016 (SEC File No. 001-02960).

†10.57
Change in Control Agreement, dated as of August 15, 2018, between Newpark Resources, Inc. and Edward Chipman Earle, incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on April 26, 2019 (SEC File No. 001-02960).

†10.58
Change in Control Agreement, dated as of July 2, 2019, between Newpark Resources, Inc. and David Paterson, incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed on July 8, 2019 (SEC File No. 001-02960).

†10.59
Confidentiality and Non-Competition Agreement, dated as of July 2, 2019, between Newpark Resources, Inc. and David Paterson, incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed on July 8, 2019 (SEC File No. 001-02960).

†10.60
Amendment No. 1 to Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-8 filed on May 19, 2016 (333-211459).

†10.61
Letter Agreement dated as of December 13, 2016 between Newpark Resources, Inc. and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 15, 2016 (SEC File No. 001-02960).

†10.62
Letter Agreement dated as of December 13, 2016 between Newpark Resources, Inc. and Gregg S. Piontek, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 15, 2016 (SEC File No. 001-02960).

†10.63
Letter Agreement dated as of December 13, 2016 between Newpark Resources, Inc. and Bruce C. Smith, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 15, 2016 (SEC File No. 001-02960).

†10.64
Letter Agreement dated as of December 13, 2016 between Newpark Resources, Inc. and Mark J. Airola, incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 15, 2016 (SEC File No. 001-02960).

†10.65
Letter Agreement, dated as of July 2, 2019, between Newpark Resources, Inc. and David Paterson, incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed on July 8, 2019 (SEC File No. 001-02960).

†10.66
Amendment No. 2 to Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed on May 18, 2017 (SEC File No. 333-218072).

†10.67
Newpark Resources, Inc. Amended and Restated Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on May 18, 2017 (SEC File No. 333-218074).

†10.68	Newpark Resources, Inc. Long-Term Cash Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2017 (SEC File No. 001-02960).
†10.69
Form of Time-Based Cash Award Agreement under the Newpark Resources, Inc. Long-Term Cash Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 15, 2017 (SEC File No. 001-02960).

†10.70
Form of Performance-Based Cash Award Agreement under the Newpark Resources, Inc. Long-Term Cash Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 15, 2017 (SEC File No. 001-02960).

†10.71
Form of Performance-Based Cash Award Agreement under the Newpark Resources, Inc. Long-Term Cash Incentive Plan, incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q filed on July 31, 2019 (SEC File No. 001-02960).

†10.72	Form of Non-Employee Director Cash Award Agreement, incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q filed on August 4, 2020 (SEC File No. 001-02960).
†10.73
Newpark Resources, Inc. Retirement Policy for U.S. Employees, as amended, Approved and Adopted April 6, 2015, amended as of May 20, 2020, incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q filed on August 4, 2020 (SEC File No. 001-02960).

†10.74	Newpark Resources, Inc. U.S. Executive Severance Plan, incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on November 4, 2020 (SEC File No. 001-02960).
†*10.75	Newpark Resources, Inc. Change in Control Plan.
10.76
Purchase Agreement, dated November 29, 2016, by and between Newpark Resources, Inc. and Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers named therein, incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on December 5, 2016 (SEC File No. 001-02960).

10.77
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

10.78
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

Dated: February 26, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Paul L. Howes	President, Chief Executive Officer and Director	February 26, 2021
Paul L. Howes	(Principal Executive Officer)

/s/ Gregg S. Piontek	Senior Vice President and Chief Financial Officer	February 26, 2021
Gregg S. Piontek	(Principal Financial Officer)

/s/ Douglas L. White	Vice President, Chief Accounting Officer and Treasurer	February 26, 2021
Douglas L. White	(Principal Accounting Officer)

/s/ Anthony J. Best	Chairman of the Board	February 26, 2021
Anthony J. Best

/s/ G. Stephen Finley	Director, Member of the Audit Committee	February 26, 2021
G. Stephen Finley

/s/ Roderick A. Larson	Director, Member of the Audit Committee	February 26, 2021
Roderick A. Larson

/s/ Michael A. Lewis	Director, Member of the Audit Committee	February 26, 2021
Michael A. Lewis

/s/ John C. Mingé	Director, Member of the Audit Committee	February 26, 2021
John C. Mingé

/s/ Rose M. Robeson	Director, Member of the Audit Committee	February 26, 2021
Rose M. Robeson