Form 10-Q
period 2021-03-31
NEWPARK RESOURCES INC
filed 2021-05-05
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
    Yes ☐     No ☑
As of May 3, 2021, a total of 90,960,314 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED
MARCH 31, 2021

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. We also may provide oral or written forward-looking statements in other materials we release to the public. Words such as “will,” “may,” “could,” “would,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management as of the filing date of this Quarterly Report on Form 10-Q; however, various risks, uncertainties, contingencies, and other factors, some of which are beyond our control, are difficult to predict and could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, these statements.
We assume no obligation to update, amend, or clarify publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by securities laws. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.
For further information regarding these and other factors, risks, and uncertainties that could cause actual results to differ, we refer you to the risk factors set forth in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

PART I     FINANCIAL INFORMATION
ITEM 1.    Financial Statements
Newpark Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$34,156	$24,197
Receivables, net	133,240	141,045
Inventories	139,913	147,857
Prepaid expenses and other current assets	13,307	15,081
Total current assets	320,616	328,180

Property, plant and equipment, net	274,972	277,696
Operating lease assets	30,332	30,969
Goodwill	42,477	42,444
Other intangible assets, net	24,527	25,428
Deferred tax assets	2,074	1,706
Other assets	2,613	2,769
Total assets	$697,611	$709,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$55,242	$67,472
Accounts payable	60,637	49,252
Accrued liabilities	35,188	36,934
Total current liabilities	151,067	153,658

Long-term debt, less current portion	17,000	19,690
Noncurrent operating lease liabilities	24,347	25,068
Deferred tax liabilities	14,769	13,368
Other noncurrent liabilities	9,506	9,376
Total liabilities	216,689	221,160

Commitments and contingencies (Note 8)

Common stock, $0.01 par value (200,000,000 shares authorized and 107,735,307 and 107,587,786 shares issued, respectively)	1,077	1,076
Paid-in capital	628,552	627,031
Accumulated other comprehensive loss	(57,456)	(54,172)
Retained earnings	45,554	50,937
Treasury stock, at cost (16,777,632 and 16,781,150 shares, respectively)	(136,805)	(136,840)
Total stockholders’ equity	480,922	488,032
Total liabilities and stockholders’ equity	$697,611	$709,192

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2021	2020
Revenues	$141,172	$164,550
Cost of revenues	119,991	146,084
Selling, general and administrative expenses	20,911	24,696
Other operating income	(274)	(344)
Operating income (loss)	544	(5,886)

Foreign currency exchange (gain) loss	(332)	1,982
Interest expense, net	2,408	3,201
Loss on extinguishment of debt	790	915
Loss before income taxes	(2,322)	(11,984)

Provision for income taxes	3,040	164
Net loss	$(5,362)	$(12,148)

Net loss per common share - basic:	$(0.06)	$(0.14)
Net loss per common share - diluted:	$(0.06)	$(0.14)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2021	2020

Net loss	$(5,362)	$(12,148)

Foreign currency translation adjustments (net of tax benefit of $276 and $272)	(3,284)	(7,493)

Comprehensive loss	$(8,646)	$(19,641)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In thousands)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2019	$1,067	$620,626	$(67,947)	$134,119	$(139,220)	$548,645
Cumulative effect of accounting change	—	—	—	(735)	—	(735)
Net loss	—	—	—	(12,148)	—	(12,148)
Employee stock options, restricted stock and employee stock purchase plan	—	(103)	—	(735)	1,336	498
Stock-based compensation expense	—	1,592	—	—	—	1,592
Foreign currency translation, net of tax	—	—	(7,493)	—	—	(7,493)
Balance at March 31, 2020	$1,067	$622,115	$(75,440)	$120,501	$(137,884)	$530,359

Balance at December 31, 2020	$1,076	$627,031	$(54,172)	$50,937	$(136,840)	$488,032
Net loss	—	—	—	(5,362)	—	(5,362)
Employee stock options, restricted stock and employee stock purchase plan	1	242	—	(21)	35	257
Stock-based compensation expense	—	1,279	—	—	—	1,279
Foreign currency translation, net of tax	—	—	(3,284)	—	—	(3,284)
Balance at March 31, 2021	$1,077	$628,552	$(57,456)	$45,554	$(136,805)	$480,922

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2021	2020
Cash flows from operating activities:
Net loss	$(5,362)	$(12,148)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	10,830	11,453
Stock-based compensation expense	1,279	1,592
Provision for deferred income taxes	1,569	(2,801)
Credit loss expense	50	20
Gain on sale of assets	(3,283)	(1,033)
Loss on extinguishment of debt	790	915
Amortization of original issue discount and debt issuance costs	1,082	1,573
Change in assets and liabilities:
Decrease in receivables	2,414	10,652
Decrease in inventories	6,694	5,466
(Increase) decrease in other assets	1,275	(644)
Increase (decrease) in accounts payable	11,437	(9,842)
Decrease in accrued liabilities and other	(1,002)	(815)
Net cash provided by operating activities	27,773	4,388

Cash flows from investing activities:
Capital expenditures	(8,649)	(6,649)
Proceeds from sale of property, plant and equipment	8,027	3,673
Net cash used in investing activities	(622)	(2,976)

Cash flows from financing activities:
Borrowings on lines of credit	51,922	74,909
Payments on lines of credit	(56,922)	(58,948)
Purchases of Convertible Notes	(18,107)	(13,775)
Proceeds from term loan	8,258	—
Debt issuance costs	(196)	—
Purchases of treasury stock	(6)	(32)
Other financing activities	(1,561)	(1,218)
Net cash provided by (used in) financing activities	(16,612)	936

Effect of exchange rate changes on cash	(882)	(2,576)

Net increase (decrease) in cash, cash equivalents, and restricted cash	9,657	(228)
Cash, cash equivalents, and restricted cash at beginning of period	30,348	56,863
Cash, cash equivalents, and restricted cash at end of period	$40,005	$56,635

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Significant Accounting Policies
Newpark Resources, Inc. is a geographically diversified supplier providing products, as well as rentals and services. The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we collectively refer to as “we,” “our,” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. Our fiscal year end is December 31 and our first quarter represents the three-month period ended March 31. The results of operations for the first quarter of 2021 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise noted, all currency amounts are stated in U.S. dollars.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2021 and our results of operations and cash flows for the first quarter of 2021 and 2020. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2020 is derived from the audited consolidated financial statements at that date.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For further information, see Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2020.
We operate our business through two reportable segments: Fluids Systems and Industrial Solutions. Our Fluids Systems segment provides customized drilling, completion, and stimulation fluids solutions to oil and natural gas exploration and production (“E&P”) customers primarily in North America and Europe, the Middle East and Africa (“EMEA”), as well as certain countries in Asia Pacific and Latin America. Our Industrial Solutions segment includes our Site and Access Solutions business (historically reported as the Mats and Integrated Services segment), along with our Industrial Blending operations. Site and Access Solutions provides composite matting system rentals utilized for temporary worksite access, along with related site construction and services to customers in various markets including electrical utilities, E&P, pipeline, renewable energy, petrochemical, construction and other industries, primarily in the United States and Europe. We also sell our manufactured composite mats to customers around the world, with electrical utilities being the primary end-market. Our Industrial Blending operations began in 2020, leveraging our chemical blending capacity and technical expertise to enter targeted industrial end-markets.
New Accounting Pronouncements
Standards Adopted in 2021
Income Taxes: Simplifying the Accounting for Income Taxes. In December 2019, the Financial Accounting Standards Board (“FASB”) issued new guidance intended to simplify various aspects related to accounting for income taxes. We adopted this new guidance as of January 1, 2021. The adoption of this new guidance had no material impact on our financial statements or related disclosures.
Standards Not Yet Adopted
Debt: Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. In August 2020, the FASB issued new guidance which is intended to simplify the accounting for convertible instruments. This guidance will be effective for us in the first quarter of 2022. As our existing convertible instrument matures in December 2021, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements or related disclosures.

Note 2 – Earnings Per Share
The following table presents the reconciliation of the numerator and denominator for calculating net loss per share:

	First Quarter
(In thousands, except per share data)	2021	2020
Numerator
Net loss - basic and diluted	$(5,362)	$(12,148)

Denominator
Weighted average common shares outstanding - basic	90,701	89,645
Dilutive effect of stock options and restricted stock awards	—	—
Dilutive effect of Convertible Notes	—	—
Weighted average common shares outstanding - diluted	90,701	89,645

Net loss per common share
Basic	$(0.06)	$(0.14)
Diluted	$(0.06)	$(0.14)
We excluded the following weighted-average potential shares from the calculations of diluted net loss per share during the applicable periods because their inclusion would have been anti-dilutive:

	First Quarter
(In thousands)	2021	2020
Stock options and restricted stock awards	5,299	4,835
For the first quarter of 2021 and 2020, we excluded all potentially dilutive stock options and restricted stock awards in calculating diluted earnings per share as the effect was anti-dilutive due to the net loss incurred for these periods. The Convertible Notes (as defined in Note 6) only impact the calculation of diluted net income per share in periods that the average price of our common stock, as calculated in accordance with the terms of the indenture governing the Convertible Notes, exceeds the conversion price of $9.33 per share. We have the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion of the Convertible Notes as further described in Note 6. If converted, we currently intend to settle the principal amount of the notes in cash and as a result, only the amounts payable in excess of the principal amount of the notes, if any, would be assumed to be settled with shares of common stock for purposes of computing diluted net income per share.
Note 3 – Repurchase Program
Our repurchase program remains available for repurchases of any combination of our common stock and Convertible Notes. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows, available cash on hand, and borrowings under our ABL Facility (as defined in Note 6). As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. As of March 31, 2021, we had $33.8 million remaining under the program.
During the first quarter of 2021, we repurchased $18.3 million of our Convertible Notes in the open market under the repurchase program for a total cost of $18.1 million. During the first quarter of 2020, we repurchased $14.5 million of our Convertible Notes in the open market under the repurchase program for a total cost of $13.8 million.
There were no shares of common stock repurchased under the repurchase program during the first quarter of 2021 or 2020.

Note 4 – Receivables
Receivables consisted of the following:

(In thousands)	March 31, 2021	December 31, 2020
Trade receivables:
Gross trade receivables	$126,499	$133,717
Allowance for credit losses	(4,718)	(5,024)
Net trade receivables	121,781	128,693
Income tax receivables	5,976	6,545
Other receivables	5,483	5,807
Total receivables, net	$133,240	$141,045
Other receivables included $4.8 million and $4.4 million for value added, goods and service taxes related to foreign jurisdictions as of March 31, 2021 and December 31, 2020, respectively.
We adopted the new accounting guidance for credit losses as of January 1, 2020.
Changes in our allowance for credit losses were as follows:

	First Quarter
(In thousands)	2021	2020
Balance at beginning of period	$5,024	$6,007
Cumulative effect of accounting change	—	959
Credit loss expense	50	20
Write-offs, net of recoveries	(356)	(845)
Balance at end of period	$4,718	$6,141

Note 5 – Inventories
Inventories consisted of the following:

(In thousands)	March 31, 2021	December 31, 2020
Raw materials:
Fluids systems	$99,223	$98,974
Industrial Solutions	6,490	6,315
Total raw materials	105,713	105,289
Blended fluids systems components	30,415	31,744
Finished goods - mats	3,785	10,824
Total inventories	$139,913	$147,857
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

	March 31, 2021			December 31, 2020
(In thousands)	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt
Convertible Notes	$48,567	$(2,273)	$46,294	$66,912	$(4,221)	$62,691
ABL Facility	11,000	—	11,000	19,100	—	19,100
Term loan	7,750	(189)	7,561	—	—	—
Other debt	7,387	—	7,387	5,371	—	5,371
Total debt	74,704	(2,462)	72,242	91,383	(4,221)	87,162
Less: Current portion	(57,515)	2,273	(55,242)	(71,693)	4,221	(67,472)
Long-term debt	$17,189	$(189)	$17,000	$19,690	$—	$19,690
Convertible Notes. In December 2016, we issued $100.0 million of unsecured convertible senior notes (“Convertible Notes”) that mature on December 1, 2021, of which $48.6 million principal amount was outstanding at March 31, 2021. The notes bear interest at a rate of 4.0% per year, payable semiannually in arrears on June 1 and December 1 of each year.
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
On or after June 1, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing conditions have been satisfied. As of May 3, 2021, the notes were not convertible.
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
In accordance with accounting guidance for convertible debt with a cash conversion option, we separately accounted for the debt and equity components of the notes in a manner that reflected our estimated nonconvertible debt borrowing rate. As of March 31, 2021, the carrying amount of the debt component was $46.3 million, which is net of the unamortized debt discount and debt issuance costs of $2.3 million. Including the impact of the unamortized debt discount and debt issuance costs, the effective interest rate on the notes is approximately 11.3%.
During the first quarter of 2021, we repurchased $18.3 million of our Convertible Notes in the open market for a total cost of $18.1 million, and recognized a net loss of $0.8 million reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including original issue discount and debt issuance costs.
Asset-Based Loan Facility. In May 2016, we entered into an asset-based revolving credit agreement, which was amended in October 2017 and in March 2019 (as amended, the “ABL Facility”). The ABL Facility provides financing of up to $200.0 million available for borrowings (inclusive of letters of credit) and can be increased up to a maximum capacity of $275.0 million, subject to certain conditions. As of March 31, 2021, our total availability under the ABL Facility was $88.3 million, of which $11.0 million was drawn, resulting in remaining availability of $77.2 million.

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
As of May 3, 2021, our total availability under the ABL Facility was $82.6 million, of which $16.0 million was drawn, resulting in remaining availability of $66.5 million. This availability under the ABL Facility excludes $24.2 million related to eligible rental mats as we failed to satisfy the required minimum consolidated fixed charge coverage ratio, as measured on the trailing twelve-month period ended March 31, 2021. We expect to satisfy the minimum consolidated fixed charge coverage ratio as required to include eligible rental mats in the borrowing availability under the ABL Facility following the second quarter of 2021 and expect to satisfy the June 30, 2021 ABL Facility requirements to be able to utilize borrowings or assignment of availability under the ABL Facility towards funding the repayment of the Convertible Notes prior to September 1, 2021.
Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. and (c) LIBOR, subject to a floor of zero, plus 100 basis points, plus, in each case, an applicable margin per annum. The applicable margin ranges from 150 to 200 basis points for LIBOR borrowings, and 50 to 100 basis points for base rate borrowings, based on the consolidated fixed charge coverage ratio as defined in the ABL Facility. As of March 31, 2021, the applicable margin for borrowings under our ABL Facility was 200 basis points with respect to LIBOR borrowings and 100 basis points with respect to base rate borrowings. The weighted average interest rate for the ABL Facility was 2.1% at March 31, 2021. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 25 to 37.5 basis points, based on the level of outstanding borrowings, as defined in the ABL Facility. As of March 31, 2021, the applicable commitment fee was 37.5 basis points.
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
Other Debt. In February 2021, a U.K. subsidiary entered a £6.0 million (approximately $8.3 million) term loan facility that matures in February 2024, the proceeds of which were used to pay down the ABL Facility. The term loan bears interest at a rate of LIBOR plus a margin of 3.4% per year, payable in quarterly installments of £375,000 plus interest beginning March 2021 and a £1.5 million payment due at maturity. We had $7.8 million outstanding under this arrangement at March 31, 2021.
Certain of our other foreign subsidiaries maintain local credit arrangements consisting primarily of lines of credit or overdraft facilities which are generally renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. We had $6.5 million and $3.5 million outstanding under these arrangements at March 31, 2021 and December 31, 2020, respectively.
In addition, at March 31, 2021, we had $50.2 million in outstanding letters of credit, performance bonds, and other guarantees for which certain of the letters of credit are collateralized by $5.8 million in restricted cash.
Our financial instruments include cash and cash equivalents, receivables, payables, and debt. We believe the carrying values of these instruments, with the exception of our Convertible Notes, approximated their fair values at March 31, 2021 and

December 31, 2020. The estimated fair value of our Convertible Notes was $48.1 million at March 31, 2021 and $61.1 million at December 31, 2020, based on quoted market prices at these respective dates.
Note 7 – Income Taxes
The provision for income taxes was $3.0 million for the first quarter of 2021, despite reporting a pretax loss for the period, primarily reflecting the impact of the geographic composition of our pretax loss. The tax expense primarily relates to earnings from our international operations since we are currently unable to recognize the tax benefit from our U.S. losses as they may not be realized. The provision for income taxes was $0.2 million for the first quarter of 2020, where the tax expense related to earnings from our international operations is only partially offset by the benefit from losses in the U.S.
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

	First Quarter
(In thousands)	2021	2020
Cash paid for:
Income taxes (net of refunds)	$1,810	$1,888
Interest	$889	$991
Cash, cash equivalents, and restricted cash in the consolidated statements of cash flows consisted of the following:

(In thousands)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$34,156	$24,197
Restricted cash (included in prepaid expenses and other current assets)	5,849	6,151
Cash, cash equivalents, and restricted cash	$40,005	$30,348

Note 10 – Segment Data
Summarized operating results for our reportable segments are shown in the following table (net of inter-segment transfers):

	First Quarter
(In thousands)	2021	2020
Revenues
Fluids systems	$87,849	$132,805
Industrial solutions	53,323	31,745
Total revenues	$141,172	$164,550

Operating income (loss)
Fluids systems	$(6,767)	$(2,268)
Industrial solutions	13,130	3,062
Corporate office	(5,819)	(6,680)
Total operating income (loss)	$544	$(5,886)
    The following table presents further disaggregated revenues for the Fluids Systems segment:

	First Quarter
(In thousands)	2021	2020
United States	$47,670	$73,660
Canada	12,663	13,260
Total North America	60,333	86,920

EMEA	25,459	42,137
Other	2,057	3,748
Total International	27,516	45,885

Total Fluids Systems revenues	$87,849	$132,805
The following table presents further disaggregated revenues for the Industrial Solutions segment:

	First Quarter
(In thousands)	2021	2020
Product sales revenues	$20,037	$4,142
Rental revenues	17,079	13,502
Service revenues	11,654	14,101
Industrial blending revenues (1)	4,553	—
Total Industrial Solutions revenues	$53,323	$31,745
(1) Industrial blending operations began in the second quarter of 2020. Results for the industrial blending component are presented in Industrial Solutions beginning in the fourth quarter of 2020. Results prior to the fourth quarter of 2020 were reported in Fluids Systems and not adjusted as they were not material.
We recognized $1.4 million of charges for inventory write-downs and severance costs in the first quarter of 2020, with $1.2 million in the Fluids Systems segment and $0.2 million in the Corporate office.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition, results of operations, liquidity, and capital resources should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2020. Our first quarter represents the three-month period ended March 31. Unless otherwise noted, all currency amounts are stated in U.S. dollars. The reference to a “Note” herein refers to the accompanying Notes to Unaudited Condensed Consolidated Financial Statements contained in Item 1 “Financial Statements.”
Overview
We are a geographically diversified supplier providing products, as well as rentals and services. We operate our business through two reportable segments: Fluids Systems, which primarily serves oil and natural gas exploration and production ("E&P") customers, and Industrial Solutions, which serves various markets including electrical utilities, E&P, pipeline, renewable energy, petrochemical, construction and other industries.
Our long-term strategy includes key foundational elements that are intended to enhance long-term shareholder value creation:
•End-market diversification – To help reduce our dependency on customers in the volatile E&P industry, improve the stability in cash flow generation and returns on invested capital, and provide growth opportunities into new markets, we have focused our efforts over the past several years on diversifying our presence outside of our historical E&P customer base. These efforts have been primarily focused within our Site and Access Solutions business, where we have prioritized growth in electrical utilities, pipeline, renewable energy, and construction markets. In the first quarter of 2021, our Industrial Solutions segment generated $53 million of revenues, including approximately $45 million from electrical utilities and other non-E&P markets. The continued diversification of our revenues, including end-markets that are likely to benefit from ongoing energy transition efforts around the world, such as electrical utilities, renewable energy, and geothermal, remains a strategic priority going forward, and we anticipate that our capital investments will primarily focus on industrial end-market expansion.
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

While our Fluids Systems revenue potential is driven by a number of factors including those described above, rig count data remains the most widely accepted indicator of drilling activity. Average North American rig count data for the first quarter of 2021 as compared to the first quarter of 2020 is as follows:

	First Quarter		2021 vs 2020
	2021	2020	Count	%
U.S. Rig Count	390	785	(395)	(50)%
Canada Rig Count	138	196	(58)	(30)%
North America Rig Count	528	981	(453)	(46)%
_______________________________________________________
Source: Baker Hughes Company
During March 2020, oil prices collapsed due to geopolitical events along with the worldwide effects of the COVID-19 pandemic. As a result, U.S. rig count declined significantly beginning in late March 2020 before reaching a low of 244 in mid-August 2020. The average U.S. rig count increased 27% sequentially in the first quarter of 2021 and was 440 as of April 30, 2021. We anticipate that market activity will continue to improve from current levels, although the ongoing impacts of the COVID-19 pandemic and an uncertain economic environment make the timing and pace of recovery difficult to predict. The Canada rig count was 51 as of April 30, 2021, largely reflecting the normal seasonality for this market, with the highest rig count levels generally observed in the first quarter of each year, prior to Spring break-up.
Outside of North America land markets, drilling activity is generally more stable as this drilling activity is based on longer-term economic projections and multi-year drilling programs, which typically reduces the impact of short-term changes in commodity prices on overall drilling activity. However, operations in several countries in the EMEA region experienced activity disruptions and project delays beginning in March 2020 and continuing into 2021, driven by government-imposed restrictions on movements of personnel, quarantines of staffing, and logistical limitations as a result of the COVID-19 pandemic. We expect these disruptions and project delays will continue to impact international activity levels in the near-term, and while we anticipate a general improvement in customer activity as we progress through 2021, the impact from the duration and magnitude of the ongoing health pandemic and related government responses are very difficult to predict.
In response to the 2020 market changes and reduced demand for our products and services as a result of the decline in oil prices and the COVID-19 pandemic, we took a number of actions during 2020 aimed at conserving cash and protecting our liquidity, which included the implementation of cost reduction programs, including workforce reductions, employee furloughs, the suspension of the Company’s matching contributions to its U.S. defined contribution plan, and temporary salary reductions effective April 1, 2020 for a significant portion of U.S. employees. We recognized total charges of $29.2 million in 2020, including $1.4 million during the first quarter of 2020 for inventory write-downs and severance charges. While we have taken certain actions to reduce our workforce and cost structure, our business contains high levels of fixed costs, including significant facility and personnel expense. Beginning in the second quarter of 2021, we restored salaries to pre-reduction levels for a portion of our non-executive U.S. employees and reinstituted the Company matching contribution for our U.S. defined contribution plan. We continue to evaluate under-performing areas within the Fluids Systems segment as well as opportunities to further enable a more efficient and scalable cost structure. In the absence of a longer-term increase in activity levels, we may incur future charges related to cost reduction efforts or potential asset impairments, which may negatively impact our future results.
Segment Overview
Fluids Systems - Our Fluids Systems segment, which generated 62% of consolidated revenues for the first quarter of 2021, provides drilling, completion, and stimulation fluids products and related technical services to customers for oil, natural gas, and geothermal projects primarily in North America and Europe, the Middle East and Africa (“EMEA”), as well as certain countries in Asia Pacific and Latin America. Despite the continuing effects of COVID-19 impacting international customer activity, expansion outside of North America, including the penetration of international oil companies (“IOCs”) and national oil companies (“NOCs”), remains a key element of our Fluids Systems strategy, which has historically helped to stabilize segment revenues while North American oil and natural gas exploration activities have fluctuated significantly. Revenues from IOC and NOC customers represented approximately 31% of Fluids Systems segment revenues for the first quarter of 2021 compared to 38% for the first quarter of 2020, with the decrease primarily due to COVID-related activity disruptions and project delays.
Industrial Solutions - Our Industrial Solutions segment, which generated 38% of consolidated revenues for the first quarter of 2021, provides engineered composite matting system rentals utilized for temporary worksite access, along with related site construction and services to customers in various markets including electrical utilities, E&P, pipeline, renewable energy, petrochemical, construction and other industries, primarily in the United States and Europe. We also sell our manufactured composite mats to customers around the world, with electrical utilities being the primary end-market. In addition, we began leveraging our chemical blending capacity and technical expertise into industrial blending operations, and in response to the increasing market demand for cleaning products resulting from the COVID-19 pandemic, began producing disinfectants and industrial cleaning products in 2020. The scale-up of production was completed by the end of the third quarter of 2020, which effectively repositioned our chemical blending operation located in Conroe, Texas to support industrial end-markets. Beginning prospectively in the fourth quarter of 2020, the assets and operating results associated with these industrial blending operations are included in the Industrial Solutions segment, while the historical results from earlier in 2020, which were immaterial, are included in the Fluids Systems segment.
The expansion of our rental and service activities in electrical utilities and other non-E&P markets remains a strategic priority for us due to the market’s relative stability compared to E&P, as well as the magnitude of this market growth opportunity, including the potential positive impact from the energy transition. During 2020, our business was impacted by the COVID-19 pandemic, as customers delayed purchases and planned projects citing COVID-related market uncertainty, permitting delays, and logistical restrictions. The Industrial Solutions segment rental and service revenues from non-E&P markets increased to approximately $20 million for the first quarter of 2021, compared to approximately $15 million for the first quarter of 2020. Product sales revenues largely reflect sales to electrical utilities customers and other non-E&P markets, and typically fluctuate based on the timing of customer orders. Total segment revenues from non-E&P markets were $45 million (84% of segment revenues) for the first quarter of 2021, more than doubling the $19 million (60% of segment revenues) generated in the first quarter of 2020, benefiting from pent-up demand associated with COVID-related project delays in 2020 along with a broader market recovery, particularly in the electrical utilities sector. While we expect customer activity, particularly in the electrical utilities sector, will remain robust as we progress through 2021, the demand for both rental projects and product sales remains dependent on our customers continuing confidence in the broader economic recovery.

First Quarter of 2021 Compared to First Quarter of 2020
Consolidated Results of Operations
Summarized results of operations for the first quarter of 2021 compared to the first quarter of 2020 are as follows:

	First Quarter		2021 vs 2020
(In thousands)	2021	2020	$	%
Revenues	$141,172	$164,550	$(23,378)	(14)%
Cost of revenues	119,991	146,084	(26,093)	(18)%
Selling, general and administrative expenses	20,911	24,696	(3,785)	(15)%
Other operating income	(274)	(344)	70	NM
Operating income (loss)	544	(5,886)	6,430	NM

Foreign currency exchange (gain) loss	(332)	1,982	(2,314)	NM
Interest expense, net	2,408	3,201	(793)	(25)%
Loss on extinguishment of debt	790	915	(125)	NM
Loss before income taxes	(2,322)	(11,984)	9,662	81%

Provision for income taxes	3,040	164	2,876	NM
Net loss	$(5,362)	$(12,148)	$6,786	(56)%
Revenues
Revenues decreased 14% to $141.2 million for the first quarter of 2021, compared to $164.6 million for the first quarter of 2020. This $23.4 million decrease includes a $8.2 million (7%) decrease in revenues in North America, comprised of a $26.6 million decrease in the Fluids Systems segment partially offset by an $18.4 million increase in the Industrial Solutions segment. Revenues from our North America operations decreased primarily due to the 46% reduction in North American rig count partially offset by the significant growth in non-E&P markets. Revenues from our international operations decreased by $15.2 million (31%), primarily driven by activity disruptions and project delays resulting from the COVID-19 pandemic. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues decreased 18% to $120.0 million for the first quarter of 2021, compared to $146.1 million for the first quarter of 2020. This $26.1 million decrease was primarily driven by the 14% decrease in revenues described above.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $3.8 million to $20.9 million for the first quarter of 2021, compared to $24.7 million for the first quarter of 2020. This decrease was primarily driven by reduced personnel costs, including the benefit of cost reduction programs implemented in 2020. Selling, general and administrative expenses as a percentage of revenues was 14.8% for the first quarter of 2021 compared to 15.0% for the first quarter of 2020.
Foreign currency exchange
Foreign currency exchange was a $0.3 million gain for the first quarter of 2021 compared to a $2.0 million loss for the first quarter of 2020, and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.

Interest expense, net
Interest expense was $2.4 million for the first quarter of 2021 compared to $3.2 million for the first quarter of 2020. Interest expense for the first quarter of 2021 and 2020 includes $1.1 million and $1.6 million, respectively, in non-cash amortization of original issue discount and debt issuance costs. The decrease in interest expense is primarily due to lower debt balances.
Loss on extinguishment of debt
In the first quarter of 2021 and 2020, we repurchased $18.3 million and $14.5 million, respectively, of our Convertible Notes in the open market for $18.1 million and $13.8 million, respectively. The $0.8 million loss and $0.9 million loss for the first quarter of 2021 and 2020, respectively, reflects the difference in the amount paid and the net carrying value of the extinguished debt, including original issue discount and debt issuance costs.
Provision for income taxes
The provision for income taxes was $3.0 million for the first quarter of 2021, despite reporting a pretax loss for the period, primarily reflecting the impact of the geographic composition of our pretax loss. The tax expense primarily relates to earnings from our international operations since we are currently unable to recognize the tax benefit from our U.S. losses as they may not be realized. The provision for income taxes was $0.2 million for the first quarter of 2020, where the tax expense related to earnings from our international operations is only partially offset by the benefit from losses in the U.S.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Quarter		2021 vs 2020
(In thousands)	2021	2020	$	%
Revenues
Fluids systems	$87,849	$132,805	$(44,956)	(34)%
Industrial solutions	53,323	31,745	21,578	68%
Total revenues	$141,172	$164,550	$(23,378)	(14)%

Operating income (loss)
Fluids systems	$(6,767)	$(2,268)	$(4,499)
Industrial solutions	13,130	3,062	10,068
Corporate office	(5,819)	(6,680)	861
Total operating income (loss)	$544	$(5,886)	$6,430

Segment operating margin
Fluids systems	(7.7)%	(1.7)%
Industrial solutions	24.6%	9.6%
Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	First Quarter		2021 vs 2020
(In thousands)	2021	2020	$	%
United States	$47,670	$73,660	$(25,990)	(35)%
Canada	12,663	13,260	(597)	(5)%
Total North America	60,333	86,920	(26,587)	(31)%

EMEA	25,459	42,137	(16,678)	(40)%
Other	2,057	3,748	(1,691)	(45)%
Total International	27,516	45,885	(18,369)	(40)%

Total Fluids Systems revenues	$87,849	$132,805	$(44,956)	(34)%
North America revenues decreased 31% to $60.3 million for the first quarter of 2021, compared to $86.9 million for the first quarter of 2020. This decrease was primarily attributable to a $19.1 million decrease from U.S. land markets driven by the 50% decline in U.S. rig count partially offset by an increase in market share, as well as a $6.9 million decrease from offshore Gulf of Mexico driven primarily by changes in customer drilling and completion activity levels. For the first quarter of 2021, U.S. revenues included $39.0 million from land markets and $8.7 million from offshore Gulf of Mexico.
Internationally, revenues decreased 40% to $27.5 million for the first quarter of 2021, compared to $45.9 million for the first quarter of 2020. The decrease was driven by lower activity primarily attributable to COVID-19 disruptions impacting substantially all key markets.

Operating income (loss)
The Fluids Systems segment incurred an operating loss of $6.8 million for the first quarter of 2021, reflecting a $4.5 million increase from the $2.3 million operating loss incurred in the first quarter of 2020. The Fluids Systems operating loss for 2020 also included $1.2 million of charges related to inventory write-downs and severance costs. The increase in operating loss includes a $5.0 million decline from international operations and a $0.7 million decline from North America operations, which are primarily attributable to the changes in revenues described above, partially offset by the benefit of cost reduction programs implemented in 2020.
Industrial Solutions
Revenues
Total revenues for this segment consisted of the following:

	First Quarter		2021 vs 2020
(In thousands)	2021	2020	$	%
Product sales revenues	$20,037	$4,142	$15,895	384%
Rental and service revenues	28,733	27,603	1,130	4%
Industrial blending revenues	4,553	—	4,553	NM
Total Industrial Solutions revenues	$53,323	$31,745	$21,578	68%
Revenues from product sales, which typically fluctuate based on the timing of mat orders from customers, was favorably impacted in the first quarter of 2021 by pent-up demand following the COVID-19 pandemic, while the first quarter of 2020 was negatively impacted by customers delaying purchases due to the COVID-19 pandemic and market uncertainty. Rental and service revenues increased $1.1 million to $28.7 million for the first quarter of 2021, which includes a $4.7 million increase from non-E&P customers partially offset by a $3.6 million decrease from E&P customers. The increase from non-E&P customers reflects our continued expansion into these markets, including an approximately 35% increase in revenues from the electrical utilities sector. The revenue decrease from E&P customers primarily resulted from the lower U.S. drilling activity, along with our focus on supporting the more stable non-E&P customer end-markets.
Operating income
The Industrial Solutions segment generated operating income of $13.1 million for the first quarter of 2021 compared to $3.1 million for the first quarter of 2020, the increase being primarily attributable to the change in revenues as described above.
Corporate Office
Corporate office expenses decreased $0.9 million to $5.8 million for the first quarter of 2021, compared to $6.7 million for the first quarter of 2020. This decrease was primarily driven by lower personnel costs in the first quarter of 2021, including the benefit of cost reduction programs implemented in 2020.

Liquidity and Capital Resources
Net cash provided by operating activities was $27.8 million for the first quarter of 2021 compared to $4.4 million for the first quarter of 2020. During the first quarter of 2021, net loss adjusted for non-cash items provided cash of $7.0 million, while changes in working capital provided cash of $20.8 million.
Net cash used in investing activities was $0.6 million for the first quarter of 2021, including capital expenditures of $8.6 million, substantially offset by $8.0 million in proceeds from the sale of assets. The majority of the proceeds from the sale of assets reflect used mats from our rental fleet, which are part of the commercial offering of our Site and Access Solutions business. Nearly all of our capital expenditures during the first quarter of 2021 were directed to supporting our Industrial Solutions segment, including $6.9 million of investments in the mat rental fleet, primarily supporting the increasing demand from the electrical utilities sector.
Net cash used in financing activities was $16.6 million for the first quarter of 2021, which primarily includes $18.1 million in repurchases of our Convertible Notes and a net repayment of $8.1 million on our ABL Facility, partially offset by $8.1 million of net proceeds from a U.K. term loan facility.
Substantially all our $34.2 million of cash on hand at March 31, 2021 resides in our international subsidiaries. Subject to maintaining sufficient cash requirements to support the strategic objectives of these international subsidiaries and complying with applicable exchange or cash controls, we expect to continue to repatriate excess cash from these international subsidiaries. As we progress through 2021, we anticipate that working capital will likely increase in the near term with future working capital requirements for our operations generally fluctuating directionally with revenues. We expect capital expenditures in the near term to focus on industrial end-market expansion opportunities that provide stable cash flow generation. In addition, we may continue to purchase our Convertible Notes under our existing repurchase program prior to the December 2021 maturity.
Availability under our ABL Facility also provides additional liquidity as discussed further below. Total availability under the ABL Facility will fluctuate directionally based on the level of eligible U.S. accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet. As of May 3, 2021, our total availability under the ABL Facility was $82.6 million, of which $16.0 million was drawn, resulting in remaining availability of $66.5 million. This availability under the ABL Facility excludes $24.2 million related to eligible rental mats as we failed to satisfy the required minimum consolidated fixed charge coverage ratio, as measured on the trailing twelve-month period ended March 31, 2021. Based on our current projections of operating results through the first half of 2021, we expect to satisfy the financial covenants required such that the eligible rental mats would again be included in the borrowing availability under the ABL Facility following the second quarter of 2021.
We expect our available cash on-hand, cash generated by operations, and the expected availability under our ABL Facility to be adequate to fund our current operations during the next 12 months and the repurchase or repayment of the 2021 Convertible Notes. We also continue to evaluate other sources of additional liquidity to support our longer-term liquidity options, which include possible financing or alternative arrangements secured by certain assets in the U.S. or our international operations.

Our capitalization is as follows:

(In thousands)	March 31, 2021	December 31, 2020
Convertible Notes	$48,567	$66,912
ABL Facility	11,000	19,100
Other debt	15,137	5,371
Unamortized discount and debt issuance costs	(2,462)	(4,221)
Total debt	$72,242	$87,162

Stockholder's equity	480,922	488,032
Total capitalization	$553,164	$575,194

Total debt to capitalization	13.1%	15.2%
Convertible Notes. In December 2016, we issued $100.0 million of unsecured convertible senior notes (“Convertible Notes”) that mature on December 1, 2021, of which $48.6 million principal amount was outstanding at March 31, 2021. The notes bear interest at a rate of 4.0% per year, payable semiannually in arrears on June 1 and December 1 of each year.
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
On or after June 1, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing conditions have been satisfied. As of May 3, 2021, the notes were not convertible.
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
During the first quarter of 2021, we repurchased $18.3 million of our Convertible Notes in the open market for a total cost of $18.1 million, and recognized a net loss of $0.8 million reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including original issue discount and debt issuance costs.
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
As noted above, we do not currently satisfy the minimum consolidated fixed charge coverage ratio that is required to include eligible rental mats in the borrowing availability under the ABL Facility. We expect to satisfy the minimum consolidated fixed charge coverage ratio as required to include eligible rental mats in the borrowing availability under the ABL Facility following the second quarter of 2021 and expect to satisfy the June 30, 2021 ABL Facility requirements to be able to utilize borrowings or assignment of availability under the ABL Facility towards funding the repayment of the Convertible Notes prior to September 1, 2021. If we are unable to satisfy the minimum consolidated fixed charge coverage ratios following the second quarter of 2021, we would further evaluate options, which may include a waiver or amendment to our ABL Facility. Any waiver or amendment to the ABL Facility, if required, would be expected to increase the cost of our borrowings and may impose additional limitations over certain types of activities, and we can give no assurance that we will be able to obtain such amendment or waiver on favorable terms or at all.
Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. and (c) LIBOR, subject to a floor of zero, plus 100 basis points, plus, in each case, an applicable margin per annum. The applicable margin ranges from 150 to 200 basis points for LIBOR borrowings, and 50 to 100 basis points for base rate borrowings, based on the consolidated fixed charge coverage ratio as defined in the ABL Facility. As of March 31, 2021, the applicable margin for borrowings under our ABL Facility was 200 basis points with respect to LIBOR borrowings and 100 basis points with respect to base rate borrowings. The weighted average interest rate for the ABL Facility was 2.1% at March 31, 2021. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 25 to 37.5 basis points, based on the level of outstanding borrowings, as defined in the ABL Facility. As of March 31, 2021, the applicable commitment fee was 37.5 basis points.
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
Other Debt. In February 2021, a U.K. subsidiary entered a £6.0 million (approximately $8.3 million) term loan facility that matures in February 2024, the proceeds of which were used to pay down the ABL Facility. The term loan bears interest at a rate of LIBOR plus a margin of 3.4% per year, payable in quarterly installments of £375,000 plus interest beginning March 2021 and a £1.5 million payment due at maturity. We had $7.8 million outstanding under this arrangement at March 31, 2021.
Certain of our other foreign subsidiaries maintain local credit arrangements consisting primarily of lines of credit or overdraft facilities which are generally renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. We had $6.5 million and $3.5 million outstanding under these arrangements at March 31, 2021 and December 31, 2020, respectively.
In addition, at March 31, 2021, we had $50.2 million in outstanding letters of credit, performance bonds, and other guarantees for which certain of the letters of credit are collateralized by $5.8 million in restricted cash.
Critical Accounting Estimates and Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), which requires management to make estimates and assumptions that affect the reported amounts and disclosure. Significant estimates used in preparing our consolidated financial statements include estimated cash flows and fair values used for impairments of long-lived assets, including goodwill and other intangibles, and valuation allowances for deferred tax assets. Our estimates are based on historical experience and on our future expectations that we believe to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our current estimates and those differences may be material.
For additional discussion of our critical accounting estimates and policies, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020. Our critical accounting estimates and policies have not materially changed since December 31, 2020.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates and changes in foreign currency exchange rates. A discussion of our primary market risk exposure in financial instruments is presented below.
Interest Rate Risk
At March 31, 2021, we had total principal amounts outstanding under financing arrangements of $74.7 million, including $48.6 million of borrowings under our Convertible Notes which bear interest at a fixed rate of 4.0%, as well as $11.0 million of borrowings under our ABL Facility and $7.8 million of borrowings under a U.K. term loan which are subject to a variable interest rates as determined by the respective debt agreements. The weighted average interest rate at March 31, 2021 for the ABL Facility and the U.K. term loan was 2.1% and 3.4%, respectively. Based on the balance of variable rate debt at March 31, 2021, a 100 basis-point increase in short-term interest rates would have increased annual pre-tax interest expense by $0.2 million.
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
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021, the end of the period covered by this quarterly report.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II         OTHER INFORMATION
ITEM 1.    Legal Proceedings
None.
ITEM 1A.    Risk Factors
There have been no material changes during the period ended March 31, 2021 in our “Risk Factors” as discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
a)Not applicable
b)Not applicable
c)The following table details our repurchases of shares of our common stock for the three months ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs ($ in Millions)
January 2021	—	$—	—	$51.9
February 2021	—	$—	—	$39.1
March 2021	1,482	$3.92	—	$33.8
Total	1,482		—
During the three months ended March 31, 2021, we purchased an aggregate of 1,482 shares surrendered in lieu of taxes under vesting of restricted shares.
In November 2018, our Board of Directors authorized changes to our securities repurchase program. These changes increased the authorized amount under the repurchase program to $100.0 million, available for repurchases of any combination of our common stock and our Convertible Notes.
Our repurchase program authorizes us to purchase outstanding shares of our common stock or Convertible Notes in the open market or as otherwise determined by management, subject to certain limitations under the ABL Facility and other factors. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows, available cash on hand, and borrowings under our ABL Facility. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. As of March 31, 2021, we had $33.8 million remaining under the program.
During the three months ended March 31, 2021, we repurchased $18.3 million of our Convertible Notes in the open market under the repurchase program for a total cost of $18.1 million. There were no shares of common stock repurchased under the repurchase program during the three months ended March 31, 2021.

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

Date: May 5, 2021

NEWPARK RESOURCES, INC.
(Registrant)

By:	/s/ Paul L. Howes
Paul L. Howes President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gregg S. Piontek
Gregg S. Piontek Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Douglas L. White
Douglas L. White Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)