Form 10-Q
period 2021-06-30
NEWPARK RESOURCES INC
filed 2021-08-04
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
    Yes ☐     No ☑
As of August 2, 2021, a total of 92,080,085 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2021

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
For further information regarding these and other factors, risks, and uncertainties that could cause actual results to differ, we refer you to the risk factors set forth in Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020.

PART I     FINANCIAL INFORMATION
ITEM 1.    Financial Statements
Newpark Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$35,094	$24,197
Receivables, net	142,789	141,045
Inventories	147,191	147,857
Prepaid expenses and other current assets	16,959	15,081
Total current assets	342,033	328,180

Property, plant and equipment, net	266,355	277,696
Operating lease assets	29,067	30,969
Goodwill	42,484	42,444
Other intangible assets, net	23,605	25,428
Deferred tax assets	3,566	1,706
Other assets	2,437	2,769
Total assets	$709,547	$709,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$11,255	$67,472
Accounts payable	70,527	49,252
Accrued liabilities	37,281	36,934
Total current liabilities	119,063	153,658

Long-term debt, less current portion	66,545	19,690
Noncurrent operating lease liabilities	23,530	25,068
Deferred tax liabilities	15,269	13,368
Other noncurrent liabilities	8,896	9,376
Total liabilities	233,303	221,160

Commitments and contingencies (Note 9)

Common stock, $0.01 par value (200,000,000 shares authorized and 109,003,762 and 107,587,786 shares issued, respectively)	1,090	1,076
Paid-in capital	629,833	627,031
Accumulated other comprehensive loss	(56,786)	(54,172)
Retained earnings	38,510	50,937
Treasury stock, at cost (16,956,256 and 16,781,150 shares, respectively)	(136,403)	(136,840)
Total stockholders’ equity	476,244	488,032
Total liabilities and stockholders’ equity	$709,547	$709,192

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2021	2020	2021	2020
Revenues	$142,249	$101,946	$283,421	$266,496
Cost of revenues	124,106	112,290	244,097	258,374
Selling, general and administrative expenses	22,980	20,937	43,891	45,633
Other operating income, net	(1,590)	(742)	(1,864)	(1,086)
Operating loss	(3,247)	(30,539)	(2,703)	(36,425)

Foreign currency exchange (gain) loss	224	781	(108)	2,763
Interest expense, net	2,164	2,912	4,572	6,113
(Gain) loss on extinguishment of debt	—	(1,334)	790	(419)
Loss before income taxes	(5,635)	(32,898)	(7,957)	(44,882)

Provision (benefit) for income taxes	363	(6,654)	3,403	(6,490)
Net loss	$(5,998)	$(26,244)	$(11,360)	$(38,392)

Net loss per common share - basic:	$(0.07)	$(0.29)	$(0.12)	$(0.43)
Net loss per common share - diluted:	$(0.07)	$(0.29)	$(0.12)	$(0.43)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020

Net loss	$(5,998)	$(26,244)	$(11,360)	$(38,392)

Foreign currency translation adjustments (net of tax benefit (expense) of $(90), $326, $186, $598)	670	2,132	(2,614)	(5,361)

Comprehensive loss	$(5,328)	$(24,112)	$(13,974)	$(43,753)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In thousands)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total
Balance at March 31, 2021	$1,077	$628,552	$(57,456)	$45,554	$(136,805)	$480,922
Net loss	—	—	—	(5,998)	—	(5,998)
Employee stock options, restricted stock and employee stock purchase plan	13	(713)	—	(1,046)	402	(1,344)
Stock-based compensation expense	—	1,994	—	—	—	1,994
Foreign currency translation, net of tax	—	—	670	—	—	670
Balance at June 30, 2021	$1,090	$629,833	$(56,786)	$38,510	$(136,403)	$476,244

Balance at March 31, 2020	$1,067	$622,115	$(75,440)	$120,501	$(137,884)	$530,359
Net loss	—	—	—	(26,244)	—	(26,244)
Employee stock options, restricted stock and employee stock purchase plan	7	(331)	—	(965)	994	(295)
Stock-based compensation expense	—	1,485	—	—	—	1,485
Foreign currency translation, net of tax	—	—	2,132	—	—	2,132
Balance at June 30, 2020	$1,074	$623,269	$(73,308)	$93,292	$(136,890)	$507,437

Balance at December 31, 2020	$1,076	$627,031	$(54,172)	$50,937	$(136,840)	$488,032
Net loss	—	—	—	(11,360)	—	(11,360)
Employee stock options, restricted stock and employee stock purchase plan	14	(471)	—	(1,067)	437	(1,087)
Stock-based compensation expense	—	3,273	—	—	—	3,273
Foreign currency translation, net of tax	—	—	(2,614)	—	—	(2,614)
Balance at June 30, 2021	$1,090	$629,833	$(56,786)	$38,510	$(136,403)	$476,244

Balance at December 31, 2019	$1,067	$620,626	$(67,947)	$134,119	$(139,220)	$548,645
Cumulative effect of accounting change	—	—	—	(735)	—	(735)
Net loss	—	—	—	(38,392)	—	(38,392)
Employee stock options, restricted stock and employee stock purchase plan	7	(434)	—	(1,700)	2,330	203
Stock-based compensation expense	—	3,077	—	—	—	3,077
Foreign currency translation, net of tax	—	—	(5,361)	—	—	(5,361)
Balance at June 30, 2020	$1,074	$623,269	$(73,308)	$93,292	$(136,890)	$507,437

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2021	2020
Cash flows from operating activities:
Net loss	$(11,360)	$(38,392)
Adjustments to reconcile net loss to net cash provided by operations:
Inventory impairments	—	8,996
Depreciation and amortization	21,493	22,915
Stock-based compensation expense	3,273	3,077
Provision for deferred income taxes	402	(11,418)
Credit loss expense	230	726
Gain on sale of assets	(5,358)	(2,163)
(Gain) loss on extinguishment of debt	790	(419)
Amortization of original issue discount and debt issuance costs	2,068	2,801
Change in assets and liabilities:
(Increase) decrease in receivables	(5,594)	66,510
(Increase) decrease in inventories	(209)	7,512
Increase in other assets	(2,236)	(5,294)
Increase (decrease) in accounts payable	21,344	(26,577)
Increase (decrease) in accrued liabilities and other	994	(3,261)
Net cash provided by operating activities	25,837	25,013

Cash flows from investing activities:
Capital expenditures	(10,477)	(10,655)
Proceeds from sale of property, plant and equipment	9,208	7,963
Net cash used in investing activities	(1,269)	(2,692)

Cash flows from financing activities:
Borrowings on lines of credit	97,746	117,068
Payments on lines of credit	(100,469)	(116,207)
Purchases of Convertible Notes	(18,107)	(29,124)
Proceeds from term loan	8,258	—
Debt issuance costs	(196)	—
Purchases of treasury stock	(1,350)	(326)
Other financing activities	808	2,480
Net cash used in financing activities	(13,310)	(26,109)

Effect of exchange rate changes on cash	(591)	(2,713)

Net increase (decrease) in cash, cash equivalents, and restricted cash	10,667	(6,501)
Cash, cash equivalents, and restricted cash at beginning of period	30,348	56,863
Cash, cash equivalents, and restricted cash at end of period	$41,015	$50,362

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Significant Accounting Policies
Newpark Resources, Inc. is a geographically diversified supplier providing products, as well as rentals and services to customers across multiple industries. The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we collectively refer to as “we,” “our,” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. Our fiscal year end is December 31, our second quarter represents the three month period ended June 30, and our first half represents the six month period ended June 30. The results of operations for the second quarter and first half of 2021 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise noted, all currency amounts are stated in U.S. dollars.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2021, our results of operations for the second quarter and first half of 2021 and 2020, and our cash flows for the first half of 2021 and 2020. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2020 is derived from the audited consolidated financial statements at that date.
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
We operate our business through two reportable segments: Fluids Systems and Industrial Solutions. Our Fluids Systems segment primarily provides customized drilling, completion, and stimulation fluids solutions to oil and natural gas exploration and production (“E&P”) customers primarily in North America and Europe, the Middle East and Africa (“EMEA”), as well as certain countries in Asia Pacific and Latin America. Our Industrial Solutions segment includes our Site and Access Solutions business (historically reported as the Mats and Integrated Services segment), along with our Industrial Blending operations. Site and Access Solutions provides composite matting system rentals utilized for temporary worksite access, along with related site construction and services to customers in various markets including power transmission, E&P, pipeline, renewable energy, petrochemical, construction and other industries, primarily in the United States and Europe. We also sell our manufactured composite mats to customers around the world, with power transmission being the primary end-market. Our Industrial Blending operations began in 2020, leveraging our chemical blending capacity and technical expertise to enter targeted industrial end-markets.
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

Note 2 – Earnings Per Share
The following table presents the reconciliation of the numerator and denominator for calculating net loss per share:

	Second Quarter		First Half
(In thousands, except per share data)	2021	2020	2021	2020
Numerator
Net loss - basic and diluted	$(5,998)	$(26,244)	$(11,360)	$(38,392)

Denominator
Weighted average common shares outstanding - basic	91,145	89,981	90,924	89,813
Dilutive effect of stock options and restricted stock awards	—	—	—	—
Dilutive effect of Convertible Notes	—	—	—	—
Weighted average common shares outstanding - diluted	91,145	89,981	90,924	89,813

Net loss per common share
Basic	$(0.07)	$(0.29)	$(0.12)	$(0.43)
Diluted	$(0.07)	$(0.29)	$(0.12)	$(0.43)
We excluded the following weighted-average potential shares from the calculations of diluted net loss per share during the applicable periods because their inclusion would have been anti-dilutive:

	Second Quarter		First Half
(In thousands)	2021	2020	2021	2020
Stock options and restricted stock awards	5,863	5,067	5,583	4,951
For the second quarter and first half of 2021 and 2020, we excluded all potentially dilutive stock options and restricted stock awards in calculating diluted earnings per share as the effect was anti-dilutive due to the net loss incurred for these periods. The Convertible Notes (as defined in Note 7) only impact the calculation of diluted net income per share in periods that the average price of our common stock, as calculated in accordance with the terms of the indenture governing the Convertible Notes, exceeds the conversion price of $9.33 per share. If converted, we will settle the principal amount of the notes in cash and as a result, only the amounts payable in excess of the principal amount of the notes, if any, would be assumed to be settled with shares of common stock for purposes of computing diluted net income per share.

Note 3 – Repurchase Program
Our repurchase program remains available for repurchases of any combination of our common stock and Convertible Notes. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows, available cash on hand, and borrowings under our ABL Facility (as defined in Note 7). As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. As of June 30, 2021, we had $33.8 million remaining under the program.
During the first half of 2021, we repurchased $18.3 million of our Convertible Notes in the open market under the repurchase program for a total cost of $18.1 million. During the first half of 2020, we repurchased $33.1 million of our Convertible Notes in the open market under the repurchase program for a total cost of $29.1 million.
There were no shares of common stock repurchased under the repurchase program during the first half of 2021 or 2020.

Note 4 – Stock-Based and Other Long-Term Incentive Compensation
During the second quarter of 2021, our stockholders approved an amendment to the 2015 Employee Equity Incentive Plan (“2015 Plan”) to increase the number of shares authorized for issuance under the 2015 Plan from 12,300,000 to 14,300,000 shares, and also approved an amendment to the 2014 Non-Employee Directors’ Restricted Stock Plan (“2014 Director Plan”) to increase the number of shares authorized for issuance under the 2014 Director Plan from 1,000,000 to 1,200,000 shares.
During the second quarter of 2021, the Compensation Committee of our Board of Directors (“Compensation Committee”) approved equity-based compensation to executive officers and other key employees consisting of 2,665,177 restricted stock units, which will vest in equal installments over a three-year period. In addition, non-employee directors received a grant of 210,367 restricted stock awards, which will vest in full on the earlier of the day prior to the next annual meeting of stockholders following the grant date or the first anniversary of the grant date. At June 30, 2021, 1,623,738 shares remained available for award under the 2015 Plan and 146,527 shares remained available for award under the 2014 Director Plan. The weighted average grant-date fair value was $3.28 per share for both the restricted stock units and restricted stock awards.
Also during the second quarter of 2021, the Compensation Committee approved the issuance of performance-based cash awards to certain executive officers with a target value of $3.0 million. The performance-based cash awards will be settled based on the relative ranking of our total shareholder return (“TSR”) as compared to the TSR of our designated peer group over a three-year performance period. The performance period began May 2, 2021 and ends May 31, 2024, with the ending TSR price being equal to the average closing price of our shares over the 30-calendar days ending May 31, 2024 and the cash payout for each executive ranging from 0% to 200% of target. The performance-based cash awards are accrued as a liability award over the performance period based on the estimated fair value. The fair value of the performance-based cash awards is remeasured each period using a Monte-Carlo valuation model with changes in fair value recognized in the consolidated statements of operations.

Note 5 – Receivables
Receivables consisted of the following:

(In thousands)	June 30, 2021	December 31, 2020
Trade receivables:
Gross trade receivables	$136,398	$133,717
Allowance for credit losses	(4,732)	(5,024)
Net trade receivables	131,666	128,693
Income tax receivables	5,446	6,545
Other receivables	5,677	5,807
Total receivables, net	$142,789	$141,045
Other receivables included $4.7 million and $4.4 million for value added, goods and service taxes related to foreign jurisdictions as of June 30, 2021 and December 31, 2020, respectively.
We adopted the new accounting guidance for credit losses as of January 1, 2020.
Changes in our allowance for credit losses were as follows:

	First Half
(In thousands)	2021	2020
Balance at beginning of period	$5,024	$6,007
Cumulative effect of accounting change	—	959
Credit loss expense	230	726
Write-offs, net of recoveries	(522)	(937)
Balance at end of period	$4,732	$6,755

Note 6 – Inventories
Inventories consisted of the following:

(In thousands)	June 30, 2021	December 31, 2020
Raw materials:
Fluids systems	$103,149	$98,974
Industrial Solutions	5,856	6,315
Total raw materials	109,005	105,289
Blended fluids systems components	28,714	31,744
Finished goods - mats	9,472	10,824
Total inventories	$147,191	$147,857
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

	June 30, 2021			December 31, 2020
(In thousands)	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt
Convertible Notes	$48,567	$(1,459)	$47,108	$66,912	$(4,221)	$62,691
ABL Facility	14,000	—	14,000	19,100	—	19,100
Term loan	7,247	(157)	7,090	—	—	—
Other debt	9,602	—	9,602	5,371	—	5,371
Total debt	79,416	(1,616)	77,800	91,383	(4,221)	87,162
Less: Current portion	(11,255)	—	(11,255)	(71,693)	4,221	(67,472)
Long-term debt	$68,161	$(1,616)	$66,545	$19,690	$—	$19,690
Convertible Notes. In December 2016, we issued $100.0 million of unsecured convertible senior notes (“Convertible Notes”) that mature on December 1, 2021, of which $48.6 million principal amount was outstanding at June 30, 2021. The notes bear interest at a rate of 4.0% per year, payable semiannually in arrears on June 1 and December 1 of each year.
At any time prior to the close of business on the business day immediately preceding June 1, 2021, holders could have converted their notes only under certain circumstances. On or after June 1, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time. If any notes are converted on or after June 1, 2021, we will settle the converted notes at the maturity date with a combination of cash and shares of common stock in accordance with the terms of the indenture governing the Convertible Notes. The conversion rate is 107.1381 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of $9.33 per share of common stock), subject to adjustment in certain circumstances. We may not redeem the notes prior to their maturity date. As of August 2, 2021, no holders have converted their notes. The Convertible Notes are classified as long-term debt in the June 30, 2021 balance sheet as we intend to settle the notes at maturity utilizing borrowings under our ABL Facility, as discussed further below.
In accordance with accounting guidance for convertible debt with a cash conversion option, we separately accounted for the debt and equity components of the notes in a manner that reflected our estimated nonconvertible debt borrowing rate. As of June 30, 2021, the carrying amount of the debt component was $47.1 million, which is net of the unamortized debt discount and debt issuance costs of $1.5 million. Including the impact of the unamortized debt discount and debt issuance costs, the effective interest rate on the notes is approximately 11.3%.
During the first half of 2021, we repurchased $18.3 million of our Convertible Notes in the open market for a total cost of $18.1 million, and recognized a net loss of $0.8 million reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including original issue discount and debt issuance costs.
Asset-Based Loan Facility. In May 2016, we entered into an asset-based revolving credit agreement, which was amended in October 2017 and March 2019 (as amended, the “ABL Facility”). The ABL Facility provides financing of up to $200.0 million available for borrowings (inclusive of letters of credit) and can be increased up to a maximum capacity of $275.0 million, subject to certain conditions. As of June 30, 2021, our total availability under the ABL Facility was $85.2 million, of which $14.0 million was drawn and $0.7 million was used for outstanding letters of credit, resulting in remaining availability of $70.5 million. This availability under the ABL Facility excludes $24.7 million related to eligible rental mats as we failed to satisfy the required minimum consolidated fixed charge coverage ratio, as measured on the trailing twelve-month period ended March 31, 2021.
The ABL Facility terminates in March 2024; however, the ABL Facility has a springing maturity date that will accelerate the maturity of the ABL Facility to September 1, 2021 if, prior to such date, the Convertible Notes have not been repurchased, redeemed, refinanced, exchanged or otherwise satisfied in full or we have not escrowed an amount of funds, that together with the amount that we establish as a reserve against our borrowing capacity, is sufficient for the future settlement of the Convertible Notes at their maturity. The ABL Facility requires a minimum consolidated fixed charge coverage ratio of 1.25 to 1.0 calculated based on the trailing twelve-month period ended June 30, 2021 and remaining unused availability of at least $25.0 million to utilize borrowings or assignment of availability under the ABL Facility towards funding the repayment of the Convertible Notes. As measured on the trailing twelve-month period ended June 30, 2021, we have satisfied the minimum consolidated fixed charge coverage ratio as required to include eligible rental mats in the borrowing availability under the ABL

Facility and have satisfied the ABL Facility requirements to utilize the ABL Facility for the future settlement of the Convertible Notes. Prior to September 1, 2021, we will establish a reserve against our borrowing capacity under the ABL Facility for the future settlement of the Convertible Notes and intend to utilize borrowings to fund the repayment of the Convertible Notes at their December 1, 2021 maturity. As of August 2, 2021, we had $21.1 million outstanding under the ABL Facility, including letters of credit. After giving effect to satisfying the ABL Facility requirements, total availability is $107.9 million, inclusive of $24.4 million in eligible rental mats.
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
Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. and (c) LIBOR, subject to a floor of zero, plus 100 basis points, plus, in each case, an applicable margin per annum. The applicable margin ranges from 150 to 200 basis points for LIBOR borrowings, and 50 to 100 basis points for base rate borrowings, based on the consolidated fixed charge coverage ratio as defined in the ABL Facility. As of June 30, 2021, the applicable margin for borrowings under our ABL Facility was 200 basis points with respect to LIBOR borrowings and 100 basis points with respect to base rate borrowings, with the applicable margins reducing to 150 basis points and 50 basis points, respectively, in August 2021. The weighted average interest rate for the ABL Facility was 2.1% at June 30, 2021. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 25 to 37.5 basis points, based on the level of outstanding borrowings, as defined in the ABL Facility. As of June 30, 2021, the applicable commitment fee was 37.5 basis points.
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
Other Debt. In February 2021, a U.K. subsidiary entered a £6.0 million (approximately $8.3 million) term loan facility that matures in February 2024, the proceeds of which were used to pay down the ABL Facility. The term loan bears interest at a rate of LIBOR plus a margin of 3.4% per year, payable in quarterly installments of £375,000 plus interest beginning March 2021 and a £1.5 million payment due at maturity. We had $7.2 million outstanding under this arrangement at June 30, 2021.
Certain of our other foreign subsidiaries maintain local credit arrangements consisting primarily of lines of credit or overdraft facilities which are generally renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. We had $5.8 million and $3.5 million outstanding under these arrangements at June 30, 2021 and December 31, 2020, respectively.
In addition, at June 30, 2021, we had $45.4 million in outstanding letters of credit, performance bonds, and other guarantees for which certain of the letters of credit are collateralized by $5.9 million in restricted cash.
Our financial instruments include cash and cash equivalents, receivables, payables, and debt. We believe the carrying values of these instruments, with the exception of our Convertible Notes, approximated their fair values at June 30, 2021 and December 31, 2020. The estimated fair value of our Convertible Notes was $48.6 million at June 30, 2021 and $61.1 million at December 31, 2020, based on quoted market prices at these respective dates.

Note 8 – Income Taxes
The provision for income taxes was $3.4 million for the first half of 2021, despite reporting a pretax loss for the period, primarily reflecting the impact of the geographic composition of our pretax loss. The tax expense primarily relates to earnings from our international operations since we are currently unable to recognize the tax benefit from our U.S. losses as they may not be realized. The benefit for income taxes was $6.5 million for the first half of 2020, where the tax benefit from losses in the U.S was partially offset by the tax expense related to earnings from our international operations.

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

	First Half
(In thousands)	2021	2020
Cash paid for:
Income taxes (net of refunds)	$3,263	$4,081
Interest	$2,579	$3,572
Cash, cash equivalents, and restricted cash in the consolidated statements of cash flows consisted of the following:

(In thousands)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$35,094	$24,197
Restricted cash (included in prepaid expenses and other current assets)	5,921	6,151
Cash, cash equivalents, and restricted cash	$41,015	$30,348

Note 11 – Segment Data
Summarized operating results for our reportable segments are shown in the following table (net of inter-segment transfers):

	Second Quarter		First Half
(In thousands)	2021	2020	2021	2020
Revenues
Fluids systems	$97,093	$74,662	$184,942	$207,467
Industrial solutions	45,156	27,284	98,479	59,029
Total revenues	$142,249	$101,946	$283,421	$266,496

Operating income (loss)
Fluids systems	$(6,531)	$(25,059)	$(13,298)	$(27,327)
Industrial solutions	10,143	1,005	23,273	4,067
Corporate office	(6,859)	(6,485)	(12,678)	(13,165)
Total operating loss	$(3,247)	$(30,539)	$(2,703)	$(36,425)
    The following table presents further disaggregated revenues for the Fluids Systems segment:

	Second Quarter		First Half
(In thousands)	2021	2020	2021	2020
United States	$56,784	$42,670	$104,454	$116,330
Canada	4,956	3,066	17,619	16,326
Total North America	61,740	45,736	122,073	132,656

EMEA	32,962	26,036	58,421	68,173
Other	2,391	2,890	4,448	6,638
Total International	35,353	28,926	62,869	74,811

Total Fluids Systems revenues	$97,093	$74,662	$184,942	$207,467
The following table presents further disaggregated revenues for the Industrial Solutions segment:

	Second Quarter		First Half
(In thousands)	2021	2020	2021	2020
Product sales revenues	$10,182	$5,184	$30,219	$9,326
Rental revenues	19,233	9,170	36,312	22,672
Service revenues	13,872	12,930	25,526	27,031
Industrial blending revenues (1)	1,869	—	6,422	—
Total Industrial Solutions revenues	$45,156	$27,284	$98,479	$59,029
(1) Industrial blending operations began in the second quarter of 2020. Results for the industrial blending component are presented in Industrial Solutions beginning in the fourth quarter of 2020. Results prior to the fourth quarter of 2020 were reported in Fluids Systems and not adjusted as they were not material.
Industrial Solutions operating results for the second quarter of 2021 includes a $1.0 million gain in other operating income related to a legal settlement.
In March 2020, oil prices collapsed due to geopolitical events along with the worldwide effects of the COVID-19 pandemic, which led to a rapid decline in customer activity in the E&P industry. In response to these market changes, we initiated workforce reductions and other cost reduction programs late in the first quarter of 2020 and continued these actions throughout 2020.
As part of the cost reduction programs, we reduced our global employee base by approximately 550 (25%) in the first half of 2020. As a result of these workforce reductions, our operating results for the second quarter of 2020 included

$2.8 million of total severance costs ($2.6 million in Fluids Systems and $0.2 million in our Corporate office), with $2.0 million in cost of revenues and $0.8 million in selling, general and administrative expenses. Our operating results for the first half of 2020 included $3.5 million of total severance costs ($3.1 million in Fluids Systems and $0.4 million in our Corporate office), with $2.4 million in cost of revenues and $1.1 million in selling, general and administrative expenses. These costs were substantially paid as of June 30, 2020.
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

	Second Quarter		First Half
(In thousands)	2021	2020	2021	2020
Inventory write-downs	$—	$8,269	$—	$8,996
Severance costs	550	2,593	613	3,099
Facility exit costs	—	800	—	800
Total Fluids Systems impairments and other charges	$550	$11,662	$613	$12,895

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
Overview
We are a geographically diversified supplier providing products, as well as rentals and services to customers across multiple industries. We operate our business through two reportable segments: Fluids Systems, which primarily serves oil and natural gas exploration and production (“E&P”) customers, and Industrial Solutions, which serves various markets including power transmission, E&P, pipeline, renewable energy, petrochemical, construction and other industries.
Our long-term strategy includes key foundational elements that are intended to enhance long-term shareholder value creation:
•End-market diversification – To help reduce our dependency on customers in the volatile E&P industry, improve the stability in cash flow generation and returns on invested capital, and provide growth opportunities into new markets, we have focused our efforts over the past several years on diversifying our presence outside of our historical E&P customer base. These efforts have been primarily focused within our Site and Access Solutions business, where we have prioritized growth in power transmission, pipeline, renewable energy, and construction markets. In the first half of 2021, our Industrial Solutions segment generated $98 million of revenues, including approximately $81 million from power transmission and other industrial markets. The continued diversification of our revenues, including end-markets that are likely to benefit from ongoing energy transition efforts around the world, such as power transmission, renewable energy, and geothermal, remains a strategic priority going forward, and we anticipate that our capital investments will primarily focus on industrial end-market expansion.
•Provide products that enhance environmental sustainability – Our Company has a long history of providing environmentally-friendly technologies to our customers. In the Industrial Solutions segment, we believe the lightweight design of our fully recyclable DURA-BASE® matting system provides a distinct environmental advantage for our customers as compared to alternative wood mat products in the market, by eliminating deforestation required to produce wood mat products while also reducing CO2 emissions associated with product transportation. In our Fluids Systems segment, our family of high-performance water-based fluids systems, which we market as Evolution® and DeepDrill® systems, are designed to enhance drilling performance while also providing a variety of environmental benefits relative to traditional oil-based fluids. Our Fluids Systems segment has also developed a water-based fluids system for geothermal applications that we market as TerraThermTM. The continued advancement of technology that provides our customers with economic benefits, while also enhancing their environmental and safety programs, remains a priority for our research and development efforts.
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

While our revenue potential is driven by a number of factors including those described above, rig count data remains the most widely accepted indicator of drilling activity. Average North American rig count data for the second quarter and first half of 2021 as compared to the same periods of 2020 is as follows:

	Second Quarter		2021 vs 2020
	2021	2020	Count	%
U.S. Rig Count	450	392	58	15%
Canada Rig Count	72	25	47	188%
North America Rig Count	522	417	105	25%

	First Half		2021 vs 2020
	2021	2020	Count	%
U.S. Rig Count	420	588	(168)	(29)%
Canada Rig Count	105	110	(5)	(5)%
North America Rig Count	525	698	(173)	(25)%
_______________________________________________________
Source: Baker Hughes Company
During March 2020, oil prices collapsed due to geopolitical events along with the worldwide effects of the COVID-19 pandemic. As a result, U.S. rig count declined significantly beginning in late March 2020 before reaching a low of 244 in mid-August 2020. The average U.S. rig count increased 27% sequentially in the first quarter of 2021 and increased a further 15% sequentially in the second quarter of 2021. We anticipate that market activity will continue to improve from current levels, although the ongoing impacts of the COVID-19 variants and an uncertain economic environment make the timing and pace of recovery difficult to predict. The Canada rig count reflects normal seasonality for this market, with the highest rig count levels generally observed in the first quarter of each year, prior to Spring break-up.
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
In response to the 2020 market changes and reduced demand for our products and services as a result of the decline in oil prices and the COVID-19 pandemic, we took a number of actions during 2020 aimed at conserving cash and protecting our liquidity, which included the implementation of cost reduction programs, including workforce reductions, employee furloughs, the suspension of the Company’s matching contributions to its U.S. defined contribution plan, and temporary salary reductions effective April 1, 2020 for a significant portion of U.S. employees, including executive officers and the annual cash retainers paid to all non-employee members of the Board of Directors. We recognized total charges of $29.2 million in 2020, including $13.3 million during the first half of 2020 for inventory write-downs, severance costs, and facility exit costs. While we have taken certain actions to reduce our workforce and cost structure, our business contains high levels of fixed costs, including significant facility and personnel expense. Beginning in the second quarter of 2021, we restored salaries to pre-reduction levels for a portion of our non-executive U.S. employees and reinstituted the Company matching contribution for our U.S. defined contribution plan. Beginning in July 2021, we restored salaries to pre-reduction levels for the remaining non-executive U.S. employees and our executive officers as well as the annual cash retainers paid to all non-employee members of the Board of Directors. We continue to evaluate under-performing areas of our business as well as opportunities to further enable a more efficient and scalable cost structure. In the absence of a longer-term increase in activity levels, we may incur future charges related to cost reduction efforts or potential asset impairments, which may negatively impact our future results.

Segment Overview
Fluids Systems – Our Fluids Systems segment, which generated 65% of consolidated revenues for the first half of 2021, provides drilling, completion, and stimulation fluids products and related technical services to customers for oil, natural gas, and geothermal projects primarily in North America and Europe, the Middle East and Africa (“EMEA”), as well as certain countries in Asia Pacific and Latin America. Despite the continuing effects of COVID-19 impacting international customer activity, expansion outside of North America, including the penetration of international oil companies (“IOCs”) and national oil companies (“NOCs”), remains a key element of our Fluids Systems strategy, which has historically helped to stabilize segment revenues while North American oil and natural gas exploration activities have fluctuated significantly. Revenues from IOC and NOC customers represented approximately 31% of Fluids Systems segment revenues for the first half of 2021 compared to approximately 44% for the first half of 2020, with the decrease primarily due to COVID-related activity disruptions and project delays. Consistent with our strategy, during the first half of 2021, we secured multi-year tender awards in Bahrain and Thailand, both of which are expected to begin in the third quarter of 2021.
Industrial Solutions – Our Industrial Solutions segment, which generated 35% of consolidated revenues for the first half of 2021, provides engineered composite matting system rentals utilized for temporary worksite access, along with related site construction and services to customers in various markets including power transmission, E&P, pipeline, renewable energy, petrochemical, construction and other industries, primarily in the United States and Europe. We also sell our manufactured composite mats to customers around the world, with power transmission being the primary end-market. In addition, we began leveraging our chemical blending capacity and technical expertise into industrial blending operations, and in response to the increasing market demand for cleaning products resulting from the COVID-19 pandemic, began producing disinfectants and industrial cleaning products in 2020. The scale-up of production was completed by the end of the third quarter of 2020, which effectively repositioned our chemical blending operation located in Conroe, Texas to support industrial end-markets. Beginning prospectively in the fourth quarter of 2020, the assets and operating results associated with these industrial blending operations are included in the Industrial Solutions segment, while the historical results from earlier in 2020, which were immaterial, are included in the Fluids Systems segment.
The expansion of our rental and service activities in power transmission and other industrial markets remains a strategic priority for us due to such markets’ relative stability compared to E&P, as well as the magnitude of growth opportunity in these markets, including the potential positive impact from the energy transition. During 2020, our business was impacted by the COVID-19 pandemic, as customers delayed purchases and planned projects citing COVID-related market uncertainty, permitting delays, and logistical restrictions. The Industrial Solutions segment rental and service revenues from power transmission and other industrial markets increased to approximately $45 million for the first half of 2021, compared to approximately $29 million for the first half of 2020. Product sales revenues largely reflect sales to power transmission customers and other industrial markets, and typically fluctuate based on the timing of customer orders. Total segment revenues from power transmission and other industrial markets were $81 million (83% of segment revenues) for the first half of 2021, more than doubling the $38 million (64% of segment revenues) generated in the first half of 2020, benefiting from the market recovery, including some level of pent-up demand associated with COVID-related project delays in 2020, particularly in the power transmission sector. We expect customer activity, particularly in the power transmission sector, will remain robust in the coming years, driven in part by the impacts of the energy transition and the increasing reliance on the electrical grid.

Second Quarter of 2021 Compared to Second Quarter of 2020
Consolidated Results of Operations
Summarized results of operations for the second quarter of 2021 compared to the second quarter of 2020 are as follows:

	Second Quarter		2021 vs 2020
(In thousands)	2021	2020	$	%
Revenues	$142,249	$101,946	$40,303	40%
Cost of revenues	124,106	112,290	11,816	11%
Selling, general and administrative expenses	22,980	20,937	2,043	10%
Other operating income, net	(1,590)	(742)	(848)	NM
Operating loss	(3,247)	(30,539)	27,292	89%

Foreign currency exchange loss	224	781	(557)	(71)%
Interest expense, net	2,164	2,912	(748)	(26)%
Gain on extinguishment of debt	—	(1,334)	1,334	100%
Loss before income taxes	(5,635)	(32,898)	27,263	83%

Provision (benefit) for income taxes	363	(6,654)	7,017	NM
Net loss	$(5,998)	$(26,244)	$20,246	(77)%
Revenues
Revenues increased 40% to $142.2 million for the second quarter of 2021, compared to $101.9 million for the second quarter of 2020. This $40.3 million increase includes a $31.8 million (45%) increase in revenues in North America, comprised of a $16.0 million increase in the Fluids Systems segment and a $15.8 million increase in the Industrial Solutions segment. Revenues from our North America operations increased primarily due to the 25% increase in North America rig count, which favorably impacted our Fluids Systems segment, as well as a recovery of activity in the power transmission sector, which favorably impacted our Industrial Solutions segment. Revenues from our international operations increased by $8.6 million (27%), but continues to be impacted by activity disruptions and project delays resulting from the COVID-19 pandemic. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues increased 11% to $124.1 million for the second quarter of 2021, compared to $112.3 million for the second quarter of 2020. Fluids Systems segment cost of revenues for the second quarter of 2020 included $11.1 million of charges related to inventory write-downs, severance costs, and facility exit costs. The increase in cost of revenues was primarily driven by the 40% increase in revenues described above.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $2.0 million to $23.0 million for the second quarter of 2021, compared to $20.9 million for the second quarter of 2020. This increase was primarily driven by higher performance-based incentive and stock-based compensation expense, as well as the restoration of certain U.S. salary and retirement benefits, partially offset by a reduction in severance charges and legal costs. Selling, general and administrative expenses as a percentage of revenues was 16.2% for the second quarter of 2021 compared to 20.5% for the second quarter of 2020.
Other operating income, net
Other operating income for the second quarter of 2021 includes a $1.0 million gain related to a legal settlement in the Industrial Solutions segment. Other operating income also includes gains on sales of assets.
Foreign currency exchange
Foreign currency exchange was a $0.2 million loss for the second quarter of 2021 compared to a $0.8 million loss for the second quarter of 2020, and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.

Interest expense, net
Interest expense was $2.2 million for the second quarter of 2021 compared to $2.9 million for the second quarter of 2020. Interest expense for the second quarter of 2021 and 2020 includes $1.0 million and $1.2 million, respectively, in non-cash amortization of original issue discount and debt issuance costs. The decrease in interest expense is primarily due to lower debt balances.
Gain on extinguishment of debt
In the second quarter of 2020, we repurchased $18.6 million of our Convertible Notes in the open market for $15.3 million. The $1.3 million gain for the second quarter of 2020 reflects the difference in the amount paid and the net carrying value of the extinguished debt, including original issue discount and debt issuance costs.
Provision (benefit) for income taxes
The provision for income taxes was $0.4 million for the second quarter of 2021, despite reporting a pretax loss for the period, primarily reflecting the impact of the geographic composition of our pretax loss. The tax expense primarily relates to earnings from our international operations since we are currently unable to recognize the tax benefit from our U.S. losses as they may not be realized. The benefit for income taxes was $6.7 million for the second quarter of 2020, where the tax benefit from losses in the U.S was partially offset by the tax expense related to earnings from our international operations.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Second Quarter		2021 vs 2020
(In thousands)	2021	2020	$	%
Revenues
Fluids systems	$97,093	$74,662	$22,431	30%
Industrial solutions	45,156	27,284	17,872	66%
Total revenues	$142,249	$101,946	$40,303	40%

Operating income (loss)
Fluids systems	$(6,531)	$(25,059)	$18,528
Industrial solutions	10,143	1,005	9,138
Corporate office	(6,859)	(6,485)	(374)
Total operating loss	$(3,247)	$(30,539)	$27,292

Segment operating margin
Fluids systems	(6.7)%	(33.6)%
Industrial solutions	22.5%	3.7%
Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	Second Quarter		2021 vs 2020
(In thousands)	2021	2020	$	%
United States	$56,784	$42,670	$14,114	33%
Canada	4,956	3,066	1,890	62%
Total North America	61,740	45,736	16,004	35%

EMEA	32,962	26,036	6,926	27%
Other	2,391	2,890	(499)	(17)%
Total International	35,353	28,926	6,427	22%

Total Fluids Systems revenues	$97,093	$74,662	$22,431	30%
North America revenues increased 35% to $61.7 million for the second quarter of 2021, compared to $45.7 million for the second quarter of 2020. This increase was primarily attributable to a $20.9 million increase from U.S. land markets driven by the 15% increase in U.S. rig count as well as an increase in market share, partially offset by a $6.0 million decrease from offshore Gulf of Mexico driven primarily by changes in customer drilling and completion activity levels. For the second quarter of 2021, U.S. revenues included $49.3 million from land markets and $7.5 million from offshore Gulf of Mexico.
Internationally, revenues increased 22% to $35.4 million for the second quarter of 2021, compared to $28.9 million for the second quarter of 2020. The increase was primarily driven by higher activity in Europe and North Africa, partially offset by lower activity in the Middle East and Asia Pacific regions. However, despite these improvements, customer activity levels in substantially all key markets continue to be impacted by the COVID-19 pandemic.

Operating loss
The Fluids Systems segment incurred an operating loss of $6.5 million for the second quarter of 2021, reflecting a $18.5 million improvement from the $25.1 million operating loss incurred in the second quarter of 2020. The Fluids Systems operating loss for the second quarter of 2021 includes $0.6 million of severance costs and the operating loss for the second quarter of 2020 included $11.7 million of charges related to inventory write-downs, severance costs, and facility exit costs. The remaining improvement in the operating loss includes a $6.4 million benefit from North America operations and a $1.1 million benefit from international operations, which are primarily attributable to the changes in revenues described above along with the benefit of cost reduction programs implemented during 2020.
Industrial Solutions Services
Revenues
Total revenues for this segment consisted of the following:

	Second Quarter		2021 vs 2020
(In thousands)	2021	2020	$	%
Product sales revenues	$10,182	$5,184	$4,998	96%
Rental and service revenues	33,105	22,100	11,005	50%
Industrial blending revenues	1,869	—	1,869	NM
Total Industrial Solutions revenues	$45,156	$27,284	$17,872	66%
In the second quarter of 2020, customer activity across most end-markets was unfavorably impacted by the COVID-19 pandemic and the related operational restrictions and market uncertainty, causing delays in purchases and project execution. As a result, revenues from product sales, which typically fluctuate based on the timing of mat orders from customers, improved $5.0 million from the second quarter of 2020. In addition, rental and service revenues increased $11.0 million as delayed purchases and projects resumed, including a $11.3 million increase from power transmission and other industrial markets, which was partially offset by a $0.3 million decrease from the E&P market. The increase from industrial customers reflects our continued expansion into these markets, both in the U.S. and United Kingdom, including an approximately 110% increase in revenues from the power transmission sector.
Operating income
The Industrial Solutions segment generated operating income of $10.1 million for the second quarter of 2021 compared to $1.0 million for the second quarter of 2020, the increase being primarily attributable to the changes in revenues as described above. In addition, the Industrial Solutions operating results for the second quarter of 2021 includes a $1.0 million gain in other operating income related to a legal settlement.
Corporate Office
Corporate office expenses increased $0.4 million to $6.9 million for the second quarter of 2021, compared to $6.5 million for the second quarter of 2020. This increase was primarily driven by higher performance-based incentive and stock-based compensation expense, as well as the restoration of certain U.S. salary and retirement benefits, partially offset by the benefit of cost reduction programs implemented in 2020.

First Half of 2021 Compared to First Half of 2020
Consolidated Results of Operations
Summarized results of operations for the first half of 2021 compared to the first half of 2020 are as follows:

	First Half		2021 vs 2020
(In thousands)	2021	2020	$	%
Revenues	$283,421	$266,496	$16,925	6%
Cost of revenues	244,097	258,374	(14,277)	(6)%
Selling, general and administrative expenses	43,891	45,633	(1,742)	(4)%
Other operating income, net	(1,864)	(1,086)	(778)	72%
Operating loss	(2,703)	(36,425)	33,722	93%

Foreign currency exchange (gain) loss	(108)	2,763	(2,871)	NM
Interest expense, net	4,572	6,113	(1,541)	(25)%
(Gain) loss on extinguishment of debt	790	(419)	1,209	NM
Loss before income taxes	(7,957)	(44,882)	36,925	82%

Provision (benefit) for income taxes	3,403	(6,490)	9,893	NM
Net loss	$(11,360)	$(38,392)	$27,032	70%
Revenues
Revenues increased 6% to $283.4 million for the first half of 2021, compared to $266.5 million for the first half of 2020. This $16.9 million increase includes a $23.5 million (13%) increase in revenues in North America, comprised of a $34.1 million increase in the Industrial Solutions segment partially offset by a $10.6 million decrease in the Fluids Systems segment. Revenues from our North America operations increased primarily due to significant growth in power transmission and other industrial markets, which impacts our Industrial Solutions segment, partially offset by the 25% decrease in North America rig count, which primarily impacts our Fluids Systems segment. Revenues from our international operations decreased by $6.6 million (8%), primarily driven by activity disruptions and project delays resulting from the COVID-19 pandemic. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues decreased 6% to $244.1 million for the first half of 2021, compared to $258.4 million for the first half of 2020. Fluids Systems segment cost of revenues for the first half of 2020 included a total of $12.2 million of charges related to inventory write-downs, severance costs, and facility exit costs. The remaining decrease was primarily driven by the benefit of cost reduction programs implemented in 2020, partially offset by the 6% increase in revenues described above.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $1.7 million to $43.9 million for the first half of 2021, compared to $45.6 million for the first half of 2020. This decrease was primarily driven by reduced personnel costs in the first half of 2021, including the benefit of cost reduction programs implemented in 2020, as well as a reduction in severance charges and legal costs, partially offset by higher performance-based incentive and stock-based compensation expense. Selling, general and administrative expenses as a percentage of revenues was 15.5% for the first half of 2021 compared to 17.1% for the first half of 2020.
Other operating income, net
Other operating income for the first half of 2021 includes a $1.0 million gain related to a legal settlement in the Industrial Solutions segment. Other operating income also includes gains on sales of assets.
Foreign currency exchange
Foreign currency exchange was a $0.1 million gain for the first half of 2021 compared to a $2.8 million loss for the first half of 2020, and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.

Interest expense, net
Interest expense was $4.6 million for the first half of 2021 compared to $6.1 million for the first half of 2020. Interest expense for the first half of 2021 and 2020 includes $2.1 million and $2.8 million, respectively, in non-cash amortization of original issue discount and debt issuance costs. The decrease in interest expense is primarily due to lower debt balances.
(Gain) loss on extinguishment of debt
In the first half of 2021 and 2020, we repurchased $18.3 million and $33.1 million, respectively, of our Convertible Notes in the open market for $18.1 million and $29.1 million, respectively. The $0.8 million loss and $0.4 million gain for the first half of 2021 and 2020, respectively, reflects the difference in the amount paid and the net carrying value of the extinguished debt, including original issue discount and debt issuance costs.
Provision (benefit) for income taxes
The provision for income taxes was $3.4 million for the first half of 2021, despite reporting a pretax loss for the period, primarily reflecting the impact of the geographic composition of our pretax loss. The tax expense primarily relates to earnings from our international operations since we are currently unable to recognize the tax benefit from our U.S. losses as they may not be realized. The benefit for income taxes was $6.5 million for the first half of 2020, where the tax benefit from losses in the U.S was partially offset by the tax expense related to earnings from our international operations.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Half		2021 vs 2020
(In thousands)	2021	2020	$	%
Revenues
Fluids systems	$184,942	$207,467	$(22,525)	(11)%
Industrial solutions	98,479	59,029	39,450	67%
Total revenues	$283,421	$266,496	$16,925	6%

Operating income (loss)
Fluids systems	$(13,298)	$(27,327)	$14,029
Industrial solutions	23,273	4,067	19,206
Corporate office	(12,678)	(13,165)	487
Total operating loss	$(2,703)	$(36,425)	$33,722

Segment operating margin
Fluids systems	(7.2)%	(13.2)%
Industrial solutions	23.6%	6.9%
Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	First Half		2021 vs 2020
(In thousands)	2021	2020	$	%
United States	$104,454	$116,330	$(11,876)	(10)%
Canada	17,619	16,326	1,293	8%
Total North America	122,073	132,656	(10,583)	(8)%

EMEA	58,421	68,173	(9,752)	(14)%
Other	4,448	6,638	(2,190)	(33)%
Total International	62,869	74,811	(11,942)	(16)%

Total Fluids Systems revenues	$184,942	$207,467	$(22,525)	(11)%
North America revenues decreased 8% to $122.1 million for the first half of 2021, compared to $132.7 million for the first half of 2020. This decrease was primarily attributable to a $13.2 million decrease from offshore Gulf of Mexico driven primarily by changes in customer drilling and completion activity levels, partially offset by a $2.1 million increase from U.S. land markets driven primarily by an increase in market share despite the 29% decline in U.S. rig count. For the first half of 2021, U.S. revenues included $88.9 million from land markets and $15.6 million from offshore Gulf of Mexico.
Internationally, revenues decreased 16% to $62.9 million for the first half of 2021, compared to $74.8 million for the first half of 2020. The decrease was driven by lower activity primarily attributable to COVID-19 disruptions impacting customer activity levels in substantially all key markets, with the most significant impact in the Middle East and North Africa.

Operating loss
The Fluids Systems segment incurred an operating loss of $13.3 million for the first half of 2021, reflecting a $14.0 million improvement from the $27.3 million operating loss incurred in the first half of 2020. The Fluids Systems operating loss for the first half of 2021 includes $0.6 million of severance costs and operating loss for the first half of 2020 included $12.9 million of charges related to inventory write-downs, severance costs, and facility exit costs. The remaining improvement in the operating loss includes a $5.7 million benefit from North America operations partially offset by a $4.0 million decline from international operations, reflecting the changes in revenues described above and the benefit of cost reduction programs implemented during 2020.
Industrial Solutions
Revenues
Total revenues for this segment consisted of the following:

	First Half		2021 vs 2020
(In thousands)	2021	2020	$	%
Product sales revenues	$30,219	$9,326	$20,893	224%
Rental and service revenues	61,838	49,703	12,135	24%
Industrial blending revenues	6,422	—	6,422	NM
Total Industrial Solutions revenues	$98,479	$59,029	$39,450	67%
In the first half of 2020, customer activity across most end-markets was unfavorably impacted by the COVID-19 pandemic and the related operational restrictions and market uncertainty, causing delays in purchases and project execution. As a result, revenues from product sales, which typically fluctuate based on the timing of mat orders from customers, improved $20.9 million from the first half of 2020, including a favorable impact from pent-up demand following the COVID-19 pandemic. In addition, rental and service revenues increased $12.1 million as delayed purchases and projects resumed, including a $16.0 million increase from power transmission and other industrial markets, which was partially offset by a $3.9 million decrease from the E&P market. The increase from industrial customers reflects our continued expansion into these markets, both in the U.S. and United Kingdom, including an approximately 68% increase in revenues from the power transmission sector. The revenue decrease from E&P customers primarily resulted from the lower U.S. drilling activity, along with our focus on supporting the more stable power transmission and other industrial markets.
Operating income
The Industrial Solutions segment generated operating income of $23.3 million for the first half of 2021 compared to $4.1 million for the first half of 2020, the increase being primarily attributable to the changes in revenues as described above. In addition, the Industrial Solutions operating results for the first half of 2021 includes a $1.0 million gain in other operating income related to a legal settlement.
Corporate Office
Corporate office expenses decreased $0.5 million to $12.7 million for the first half of 2021, compared to $13.2 million for the first half of 2020. This decrease was primarily driven by lower personnel costs in the first half of 2021, including the benefit of cost reduction programs implemented in 2020, partially offset by increases in performance-based incentive and stock-based compensation expense.

Liquidity and Capital Resources
Net cash provided by operating activities was $25.8 million for the first half of 2021 compared to $25.0 million for the first half of 2020. During the first half of 2021, net loss adjusted for non-cash items provided cash of $11.5 million, while changes in working capital provided cash of $14.3 million.
Net cash used in investing activities was $1.3 million for the first half of 2021, including capital expenditures of $10.5 million, substantially offset by $9.2 million in proceeds from the sale of assets. The majority of the proceeds from the sale of assets reflect used mats from our rental fleet, which are part of the commercial offering of our Site and Access Solutions business. Nearly all of our capital expenditures during the first half of 2021 were directed to supporting our Industrial Solutions segment, including $7.1 million of investments in the mat rental fleet, primarily supporting the increasing demand from the power transmission sector.
Net cash used in financing activities was $13.3 million for the first half of 2021, which primarily includes $18.1 million in repurchases of our Convertible Notes and a net repayment of $5.1 million on our ABL Facility, partially offset by $8.1 million of net proceeds from a U.K. term loan facility.
Approximately $30.4 million of our $35.1 million of cash on hand at June 30, 2021 resides in our international subsidiaries. Subject to maintaining sufficient cash requirements to support the strategic objectives of these international subsidiaries and complying with applicable exchange or cash controls, we expect to continue to repatriate excess cash from these international subsidiaries. As we progress through 2021, we anticipate that working capital will likely increase in the near term with future working capital requirements for our operations generally fluctuating directionally with revenues. We expect capital expenditures in the near term to remain fairly limited, focusing on industrial end-market expansion opportunities. In addition, we may continue to purchase our Convertible Notes under our existing repurchase program prior to the December 2021 maturity.
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
Our capitalization is as follows:

(In thousands)	June 30, 2021	December 31, 2020
Convertible Notes	$48,567	$66,912
ABL Facility	14,000	19,100
Other debt	16,849	5,371
Unamortized discount and debt issuance costs	(1,616)	(4,221)
Total debt	$77,800	$87,162

Stockholder's equity	476,244	488,032
Total capitalization	$554,044	$575,194

Total debt to capitalization	14.0%	15.2%
Convertible Notes. In December 2016, we issued $100.0 million of unsecured convertible senior notes (“Convertible Notes”) that mature on December 1, 2021, of which $48.6 million principal amount was outstanding at June 30, 2021. The notes bear interest at a rate of 4.0% per year, payable semiannually in arrears on June 1 and December 1 of each year.
At any time prior to the close of business on the business day immediately preceding June 1, 2021, holders could have converted their notes only under certain circumstances. On or after June 1, 2021 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time. If any notes are converted on or after June 1, 2021, we will settle the converted notes at the maturity date with a combination of cash and shares of common stock in accordance with the terms of the indenture governing the Convertible Notes. The conversion rate is 107.1381 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of $9.33 per share of common stock), subject to adjustment in certain circumstances. We may not redeem the notes prior to their maturity date. As of August 2, 2021, no holders have converted their notes. The Convertible Notes are classified as long-term debt in the June 30,

2021 balance sheet as we intend to settle the notes at maturity utilizing borrowings under our ABL Facility, as discussed further below.
In accordance with accounting guidance for convertible debt with a cash conversion option, we separately accounted for the debt and equity components of the notes in a manner that reflected our estimated nonconvertible debt borrowing rate. As of June 30, 2021, the carrying amount of the debt component was $47.1 million, which is net of the unamortized debt discount and debt issuance costs of $1.5 million. Including the impact of the unamortized debt discount and debt issuance costs, the effective interest rate on the notes is approximately 11.3%.
During the first half of 2021, we repurchased $18.3 million of our Convertible Notes in the open market for a total cost of $18.1 million, and recognized a net loss of $0.8 million reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including original issue discount and debt issuance costs.
Asset-Based Loan Facility. In May 2016, we entered into an asset-based revolving credit agreement, which was amended in October 2017 and March 2019 (as amended, the “ABL Facility”). The ABL Facility provides financing of up to $200.0 million available for borrowings (inclusive of letters of credit) and can be increased up to a maximum capacity of $275.0 million, subject to certain conditions. As of June 30, 2021, our total availability under the ABL Facility was $85.2 million, of which $14.0 million was drawn and $0.7 million was used for outstanding letters of credit, resulting in remaining availability of $70.5 million. This availability under the ABL Facility excludes $24.7 million related to eligible rental mats as we failed to satisfy the required minimum consolidated fixed charge coverage ratio, as measured on the trailing twelve-month period ended March 31, 2021.
The ABL Facility terminates in March 2024; however, the ABL Facility has a springing maturity date that will accelerate the maturity of the ABL Facility to September 1, 2021 if, prior to such date, the Convertible Notes have not been repurchased, redeemed, refinanced, exchanged or otherwise satisfied in full or we have not escrowed an amount of funds, that together with the amount that we establish as a reserve against our borrowing capacity, is sufficient for the future settlement of the Convertible Notes at their maturity. The ABL Facility requires a minimum consolidated fixed charge coverage ratio of 1.25 to 1.0 calculated based on the trailing twelve-month period ended June 30, 2021 and remaining unused availability of at least $25.0 million to utilize borrowings or assignment of availability under the ABL Facility towards funding the repayment of the Convertible Notes. As measured on the trailing twelve-month period ended June 30, 2021, we have satisfied the minimum consolidated fixed charge coverage ratio as required to include eligible rental mats in the borrowing availability under the ABL Facility and have satisfied the ABL Facility requirements to utilize the ABL Facility for the future settlement of the Convertible Notes. Prior to September 1, 2021, we will establish a reserve against our borrowing capacity under the ABL Facility for the future settlement of the Convertible Notes and intend to utilize borrowings to fund the repayment of the Convertible Notes at their December 1, 2021 maturity. As of August 2, 2021, we had $21.1 million outstanding under the ABL Facility, including letters of credit. After giving effect to satisfying the ABL Facility requirements, total availability is $107.9 million, inclusive of $24.4 million in eligible rental mats.
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
Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. and (c) LIBOR, subject to a floor of zero, plus 100 basis points, plus, in each case, an applicable margin per annum. The applicable margin ranges from 150 to 200 basis points for LIBOR borrowings, and 50 to 100 basis points for base rate borrowings, based on the consolidated fixed charge coverage ratio as defined in the ABL Facility. As of June 30, 2021, the applicable margin for borrowings under our ABL Facility was 200 basis points with respect to LIBOR borrowings and 100 basis points with respect to base rate borrowings, with the applicable margins reducing to 150 basis points and 50 basis points, respectively, in August 2021. The weighted average interest rate for the ABL Facility was 2.1% at June 30, 2021. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 25 to 37.5 basis points, based on the level of outstanding borrowings, as defined in the ABL Facility. As of June 30, 2021, the applicable commitment fee was 37.5 basis points.
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
Other Debt. In February 2021, a U.K. subsidiary entered a £6.0 million (approximately $8.3 million) term loan facility that matures in February 2024, the proceeds of which were used to pay down the ABL Facility. The term loan bears interest at a rate of LIBOR plus a margin of 3.4% per year, payable in quarterly installments of £375,000 plus interest beginning March 2021 and a £1.5 million payment due at maturity. We had $7.2 million outstanding under this arrangement at June 30, 2021.
Certain of our other foreign subsidiaries maintain local credit arrangements consisting primarily of lines of credit or overdraft facilities which are generally renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. We had $5.8 million and $3.5 million outstanding under these arrangements at June 30, 2021 and December 31, 2020, respectively.
In addition, at June 30, 2021, we had $45.4 million in outstanding letters of credit, performance bonds, and other guarantees for which certain of the letters of credit are collateralized by $5.9 million in restricted cash.
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
Interest Rate Risk
At June 30, 2021, we had total principal amounts outstanding under financing arrangements of $79.4 million, including $48.6 million of borrowings under our Convertible Notes which bear interest at a fixed rate of 4.0%, as well as $14.0 million of borrowings under our ABL Facility and $7.2 million of borrowings under a U.K. term loan which are subject to variable interest rates as determined by the respective debt agreements. The weighted average interest rate at June 30, 2021 for the ABL Facility and the U.K. term loan was 2.1% and 3.4%, respectively. Based on the balance of variable rate debt at June 30, 2021, a 100 basis-point increase in short-term interest rates would have increased annual pre-tax interest expense by $0.2 million.
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

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021, the end of the period covered by this quarterly report.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II         OTHER INFORMATION
ITEM 1.    Legal Proceedings
None.
ITEM 1A.    Risk Factors
Set forth below are changes during the period ended June 30, 2021 in our “Risk Factors” as discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.
Risks Related to Cybersecurity Breaches or Business System Disruptions
We utilize various management information systems and information technology infrastructure to manage or support a variety of our business operations, and to maintain various records, which may include confidential business or proprietary information as well as information regarding our customers, business partners, employees or other third parties. We also utilize third-party vendors and their systems and technology to support our business activities, including secure processing of confidential, sensitive, proprietary and other types of information. Failures of or interference with access to these systems, such as communication disruptions, could have an adverse effect on our ability to conduct operations or directly impact consolidated financial reporting. Security breaches pose a risk to confidential data and intellectual property, which could result in transaction errors, processing inefficiencies, the loss of sales and customers, data privacy breaches and damage to our competitiveness and reputation. There can be no assurance that the policies and procedures we or these third parties have in place, including system monitoring and data back-up processes, to prevent or mitigate the effects of these potential disruptions or breaches will be sufficient to prevent, detect and limit the impact of disruptions or breaches. We do not carry insurance against these risks, although we do invest in security technology, perform penetration tests from time to time, and design our business processes to attempt to mitigate the risk of such breaches. However, there can be no assurance that security breaches will not occur.
Additionally, the development and maintenance of these measures requires continuous monitoring as technologies change and efforts to overcome security measures evolve. We have experienced cybersecurity threats and incidents involving our systems and third-party systems and expect these incidents to continue. While none of the cybersecurity events have been material to date, a successful breach or attack could have a material negative impact on our operations or business reputation, harm our reputation and relationships with our customers, business partners, employees or other third parties, and subject us to consequences such as litigation and direct costs associated with incident response. In addition, these risks could have a material adverse effect on our business, results of operations, and financial condition.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
a)Not applicable
b)Not applicable
c)The following table details our repurchases of shares of our common stock for the three months ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs ($ in Millions)
April 2021	—	$—	—	$33.8
May 2021	6,836	$3.50	—	$33.8
June 2021	385,905	$3.51	—	$33.8
Total	392,741		—
During the three months ended June 30, 2021, we purchased an aggregate of 392,741 shares surrendered in lieu of taxes under vesting of restricted shares.
In November 2018, our Board of Directors authorized changes to our securities repurchase program. These changes increased the authorized amount under the repurchase program to $100.0 million, available for repurchases of any combination of our common stock and our Convertible Notes.
Our repurchase program authorizes us to purchase outstanding shares of our common stock or Convertible Notes in the open market or as otherwise determined by management, subject to certain limitations under the ABL Facility and other factors. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows, available cash on hand, and borrowings under our ABL Facility. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. As of June 30, 2021, we had $33.8 million remaining under the program.
There were no Convertible Notes and no shares of common stock repurchased under the repurchase program during the three months ended June 30, 2021.
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

3.1
Certificate of Elimination of the Series D Junior Participating Preferred Stock of Newpark Resources, Inc., incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 24, 2021 (SEC File No. 001-02960)

†10.1
Amendment to Amended and Restated Employment Agreement dated May 19, 2021, between Newpark Resources, Inc. and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 24, 2021 (SEC File No. 001-02960)

†10.2
Amendment to Employment Agreement and Change of Control Agreement dated May 19, 2021, between Newpark Resources, Inc. and Gregg S. Piontek, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 24, 2021 (SEC File No. 001-02960)

†10.3
Amendment to Employment Agreement and Change in Control Agreement dated May 19, 2021 between Newpark Resources, Inc. and David Paterson, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 24, 2021 (SEC File No. 001-02960)

†10.4
Amendment to Employment Agreement and Change in Control Agreement dated May 19, 2021 between Newpark Resources, Inc. and E. Chipman Earle, incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 24, 2021 (SEC File No. 001-02960)

†10.5
Amendment to Employment Agreement and Change in Control Agreement dated May 19, 2021 between Newpark Resources, Inc. and Matthew Lanigan, incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on May 24, 2021 (SEC File No. 001-02960)

*31.1	Certification of Paul L. Howes pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Gregg S. Piontek pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of Paul L. Howes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of Gregg S. Piontek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*95.1	Reporting requirements under the Mine Safety and Health Administration
*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*101.SCH	Inline XBRL Schema Document
*101.CAL	Inline XBRL Calculation Linkbase Document
*101.DEF	Inline XBRL Definition Linkbase Document
*101.LAB	Inline XBRL Label Linkbase Document
*101.PRE	Inline XBRL Presentation Linkbase Document
*104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
†     Management compensation plan or agreement.
*     Filed herewith.
**   Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2021

NEWPARK RESOURCES, INC.
(Registrant)

By:	/s/ Paul L. Howes
Paul L. Howes President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gregg S. Piontek
Gregg S. Piontek Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Douglas L. White
Douglas L. White Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)