Form 10-Q
period 2021-09-30
NEWPARK RESOURCES INC
filed 2021-11-03
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
    Yes ☐     No ☑
As of November 1, 2021, a total of 92,257,408 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2021

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
For further information regarding these and other factors, risks, and uncertainties that could cause actual results to differ, we refer you to the risk factors set forth in Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the period ended June 30, 2021, and our Annual Report on Form 10-K for the year ended December 31, 2020.

PART I     FINANCIAL INFORMATION
ITEM 1.    Financial Statements
Newpark Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$31,242	$24,197
Receivables, net	163,309	141,045
Inventories	148,194	147,857
Prepaid expenses and other current assets	17,124	15,081
Total current assets	359,869	328,180

Property, plant and equipment, net	262,856	277,696
Operating lease assets	27,352	30,969
Goodwill	42,393	42,444
Other intangible assets, net	22,511	25,428
Deferred tax assets	3,864	1,706
Other assets	2,267	2,769
Total assets	$721,112	$709,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$21,875	$67,472
Accounts payable	73,567	49,252
Accrued liabilities	40,736	36,934
Total current liabilities	136,178	153,658

Long-term debt, less current portion	71,869	19,690
Noncurrent operating lease liabilities	22,505	25,068
Deferred tax liabilities	15,102	13,368
Other noncurrent liabilities	9,745	9,376
Total liabilities	255,399	221,160

Commitments and contingencies (Note 9)

Common stock, $0.01 par value (200,000,000 shares authorized and 109,233,315 and 107,587,786 shares issued, respectively)	1,092	1,076
Paid-in capital	632,569	627,031
Accumulated other comprehensive loss	(59,486)	(54,172)
Retained earnings	28,026	50,937
Treasury stock, at cost (16,976,680 and 16,781,150 shares, respectively)	(136,488)	(136,840)
Total stockholders’ equity	465,713	488,032
Total liabilities and stockholders’ equity	$721,112	$709,192

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2021	2020	2021	2020
Revenues	$151,797	$96,424	$435,218	$362,920
Cost of revenues	132,273	99,301	376,370	357,675
Selling, general and administrative expenses	23,864	20,597	67,755	66,230
Other operating (income) loss, net	1,723	(820)	(141)	(1,906)
Impairments	—	3,038	—	3,038
Operating loss	(6,063)	(25,692)	(8,766)	(62,117)

Foreign currency exchange (gain) loss	25	580	(83)	3,343
Interest expense, net	2,176	2,411	6,748	8,524
(Gain) loss on extinguishment of debt	210	—	1,000	(419)
Loss before income taxes	(8,474)	(28,683)	(16,431)	(73,565)

Provision (benefit) for income taxes	2,011	(4,813)	5,414	(11,303)
Net loss	$(10,485)	$(23,870)	$(21,845)	$(62,262)

Net loss per common share - basic:	$(0.11)	$(0.26)	$(0.24)	$(0.69)
Net loss per common share - diluted:	$(0.11)	$(0.26)	$(0.24)	$(0.69)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020

Net loss	$(10,485)	$(23,870)	$(21,845)	$(62,262)

Foreign currency translation adjustments (net of tax benefit (expense) of $222, $(330), $408, $268)	(2,700)	3,461	(5,314)	(1,900)

Comprehensive loss	$(13,185)	$(20,409)	$(27,159)	$(64,162)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In thousands)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total
Balance at June 30, 2021	$1,090	$629,833	$(56,786)	$38,510	$(136,403)	$476,244
Net loss	—	—	—	(10,485)	—	(10,485)
Employee stock options, restricted stock and employee stock purchase plan	2	288	—	1	(85)	206
Stock-based compensation expense	—	2,448	—	—	—	2,448
Foreign currency translation, net of tax	—	—	(2,700)	—	—	(2,700)
Balance at September 30, 2021	$1,092	$632,569	$(59,486)	$28,026	$(136,488)	$465,713

Balance at June 30, 2020	$1,074	$623,269	$(73,308)	$93,292	$(136,890)	$507,437
Net loss	—	—	—	(23,870)	—	(23,870)
Employee stock options, restricted stock and employee stock purchase plan	2	267	—	—	(6)	263
Stock-based compensation expense	—	1,792	—	—	—	1,792
Foreign currency translation, net of tax	—	—	3,461	—	—	3,461
Balance at September 30, 2020	$1,076	$625,328	$(69,847)	$69,422	$(136,896)	$489,083

Balance at December 31, 2020	$1,076	$627,031	$(54,172)	$50,937	$(136,840)	$488,032
Net loss	—	—	—	(21,845)	—	(21,845)
Employee stock options, restricted stock and employee stock purchase plan	16	(183)	—	(1,066)	352	(881)
Stock-based compensation expense	—	5,721	—	—	—	5,721
Foreign currency translation, net of tax	—	—	(5,314)	—	—	(5,314)
Balance at September 30, 2021	$1,092	$632,569	$(59,486)	$28,026	$(136,488)	$465,713

Balance at December 31, 2019	$1,067	$620,626	$(67,947)	$134,119	$(139,220)	$548,645
Cumulative effect of accounting change	—	—	—	(735)	—	(735)
Net loss	—	—	—	(62,262)	—	(62,262)
Employee stock options, restricted stock and employee stock purchase plan	9	(167)	—	(1,700)	2,324	466
Stock-based compensation expense	—	4,869	—	—	—	4,869
Foreign currency translation, net of tax	—	—	(1,900)	—	—	(1,900)
Balance at September 30, 2020	$1,076	$625,328	$(69,847)	$69,422	$(136,896)	$489,083

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2021	2020
Cash flows from operating activities:
Net loss	$(21,845)	$(62,262)
Adjustments to reconcile net loss to net cash provided by operations:
Impairments and other non-cash charges	—	13,024
Depreciation and amortization	32,009	34,186
Stock-based compensation expense	5,721	4,869
Provision for deferred income taxes	282	(19,023)
Credit loss expense	426	1,304
Gain on sale of assets	(6,863)	(2,916)
Gain on insurance recovery	(849)	—
(Gain) loss on extinguishment of debt	1,000	(419)
Amortization of original issue discount and debt issuance costs	3,062	3,962
Change in assets and liabilities:
(Increase) decrease in receivables	(26,382)	77,004
(Increase) decrease in inventories	(2,536)	26,566
Increase in other assets	(2,535)	(2,912)
Increase (decrease) in accounts payable	25,292	(34,606)
Increase in accrued liabilities and other	6,888	1,516
Net cash provided by operating activities	13,670	40,293

Cash flows from investing activities:
Capital expenditures	(19,103)	(14,609)
Proceeds from sale of property, plant and equipment	11,730	10,497
Proceeds from insurance property claim	85	—
Net cash used in investing activities	(7,288)	(4,112)

Cash flows from financing activities:
Borrowings on lines of credit	166,012	147,987
Payments on lines of credit	(150,132)	(180,440)
Purchases of Convertible Notes	(28,137)	(29,124)
Proceeds from term loan	8,258	—
Proceeds from financing obligation	8,004	—
Debt issuance costs	(295)	—
Purchases of treasury stock	(1,435)	(332)
Other financing activities	(458)	1,029
Net cash provided by (used in) financing activities	1,817	(60,880)

Effect of exchange rate changes on cash	(1,349)	(1,810)

Net increase (decrease) in cash, cash equivalents, and restricted cash	6,850	(26,509)
Cash, cash equivalents, and restricted cash at beginning of period	30,348	56,863
Cash, cash equivalents, and restricted cash at end of period	$37,198	$30,354

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Significant Accounting Policies
Newpark Resources, Inc. is a geographically diversified supplier providing products, as well as rentals and services to customers across multiple industries. The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we collectively refer to as “we,” “our,” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. Our fiscal year end is December 31, our third quarter represents the three-month period ended September 30, and our first nine months represents the nine-month period ended September 30. The results of operations for the third quarter and first nine months of 2021 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise noted, all currency amounts are stated in U.S. dollars.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2021, our results of operations for the third quarter and first nine months of 2021 and 2020, and our cash flows for the first nine months of 2021 and 2020. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2020 is derived from the audited consolidated financial statements at that date.
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

Note 2 – Earnings Per Share
The following table presents the reconciliation of the numerator and denominator for calculating net loss per share:

	Third Quarter		First Nine Months
(In thousands, except per share data)	2021	2020	2021	2020
Numerator
Net loss - basic and diluted	$(10,485)	$(23,870)	$(21,845)	$(62,262)

Denominator
Weighted average common shares outstanding - basic	91,932	90,535	91,264	90,056
Dilutive effect of stock options and restricted stock awards	—	—	—	—
Dilutive effect of Convertible Notes	—	—	—	—
Weighted average common shares outstanding - diluted	91,932	90,535	91,264	90,056

Net loss per common share
Basic	$(0.11)	$(0.26)	$(0.24)	$(0.69)
Diluted	$(0.11)	$(0.26)	$(0.24)	$(0.69)
We excluded the following weighted-average potential shares from the calculations of diluted net loss per share during the applicable periods because their inclusion would have been anti-dilutive:

	Third Quarter		First Nine Months
(In thousands)	2021	2020	2021	2020
Stock options and restricted stock awards	5,954	5,608	5,708	5,172
For the third quarter and first nine months of 2021 and 2020, we excluded all potentially dilutive stock options and restricted stock awards in calculating diluted earnings per share as the effect was anti-dilutive due to the net loss incurred for these periods. The Convertible Notes (as defined in Note 7) only impact the calculation of diluted net income per share in periods that the average price of our common stock, as calculated in accordance with the terms of the indenture governing the Convertible Notes, exceeds the conversion price of $9.33 per share. If converted, we will settle the principal amount of the notes in cash and as a result, only the amounts payable in excess of the principal amount of the notes, if any, would be assumed to be settled with shares of common stock for purposes of computing diluted net income per share.

Note 3 – Repurchase Program
Our repurchase program remains available for repurchases of any combination of our common stock and Convertible Notes. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows, available cash on hand, and borrowings under our ABL Facility (as defined in Note 7). As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. As of September 30, 2021, we had $23.8 million remaining under the program.
During the first nine months of 2021, we repurchased $28.3 million of our Convertible Notes in the open market under the repurchase program for a total cost of $28.1 million. During the first nine months of 2020, we repurchased $33.1 million of our Convertible Notes in the open market under the repurchase program for a total cost of $29.1 million.
There were no shares of common stock repurchased under the repurchase program during the first nine months of 2021 or 2020.

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
During the second quarter of 2021, the Compensation Committee of our Board of Directors (“Compensation Committee”) approved equity-based compensation to executive officers and other key employees consisting of 2,659,177 restricted stock units, which will vest in equal installments over a three-year period. In addition, non-employee directors received a grant of 210,367 restricted stock awards, which will vest in full on the earlier of the day prior to the next annual meeting of stockholders following the grant date or the first anniversary of the grant date. The weighted average grant-date fair value was $3.28 per share for both the restricted stock units and restricted stock awards. During the third quarter of 2021, the Compensation Committee approved additional equity-based compensation to certain executive officers and other key employees consisting of 200,000 restricted stock units, which will vest in equal installments over a three-year period. The weighted average grant-date fair value was $2.09 per share for these restricted stock units. At September 30, 2021, 1,623,607 shares remained available for award under the 2015 Plan and 146,527 shares remained available for award under the 2014 Director Plan.
Also during the second quarter of 2021, the Compensation Committee approved the issuance of performance-based cash awards to certain executive officers with a target value of $3.0 million. The performance-based cash awards will be settled based on the relative ranking of our total shareholder return (“TSR”) as compared to the TSR of our designated peer group over a three-year performance period. The performance period began May 2, 2021 and ends May 31, 2024, with the ending TSR price being equal to the average closing price of our shares over the 30-calendar days ending May 31, 2024 and the cash payout for each executive ranging from 0% to 200% of target. The performance-based cash awards are accrued as a liability award over the performance period based on the estimated fair value. The fair value of the performance-based cash awards is remeasured each period using a Monte-Carlo valuation model with changes in fair value recognized in the consolidated statements of operations. During the third quarter of 2021, the Compensation Committee approved the issuance of $1.4 million of time-based cash awards to certain executive officers and other key employees, which will vest in full on September 1, 2023.

Note 5 – Receivables
Receivables consisted of the following:

(In thousands)	September 30, 2021	December 31, 2020
Trade receivables:
Gross trade receivables	$155,464	$133,717
Allowance for credit losses	(4,859)	(5,024)
Net trade receivables	150,605	128,693
Income tax receivables	5,806	6,545
Other receivables	6,898	5,807
Total receivables, net	$163,309	$141,045
Other receivables included $5.1 million and $4.4 million for value added, goods and service taxes related to foreign jurisdictions as of September 30, 2021 and December 31, 2020, respectively.
We adopted the new accounting guidance for credit losses as of January 1, 2020.
Changes in our allowance for credit losses were as follows:

	First Nine Months
(In thousands)	2021	2020
Balance at beginning of period	$5,024	$6,007
Cumulative effect of accounting change	—	959
Credit loss expense	426	1,304
Write-offs, net of recoveries	(591)	(2,517)
Balance at end of period	$4,859	$5,753

Note 6 – Inventories
Inventories consisted of the following:

(In thousands)	September 30, 2021	December 31, 2020
Raw materials:
Fluids Systems	$110,522	$98,974
Industrial Solutions	4,864	6,315
Total raw materials	115,386	105,289
Blended fluids systems components	26,906	31,744
Finished goods - mats	5,902	10,824
Total inventories	$148,194	$147,857
Raw materials for the Fluids Systems segment consists primarily of barite, chemicals, and other additives that are consumed in the production of our fluids systems. Raw materials for the Industrial Solutions segment consists primarily of resins, chemicals, and other materials used to manufacture composite mats and cleaning products, as well as materials that are consumed in providing spill containment and other services to our customers. Our blended fluids systems components consist of base fluids systems that have been either mixed internally at our blending facilities or purchased from third-party vendors. These base fluids systems require raw materials to be added, as needed to meet specified customer requirements.

Note 7 – Financing Arrangements and Fair Value of Financial Instruments
Financing arrangements consisted of the following:

	September 30, 2021			December 31, 2020
(In thousands)	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt
Convertible Notes	$38,567	$(464)	$38,103	$66,912	$(4,221)	$62,691
ABL Facility	24,100	—	24,100	19,100	—	19,100
Term loan	6,569	(130)	6,439	—	—	—
Financing obligation	7,953	(91)	7,862	—	—	—
Other debt	17,240	—	17,240	5,371	—	5,371
Total debt	94,429	(685)	93,744	91,383	(4,221)	87,162
Less: Current portion	(21,875)	—	(21,875)	(71,693)	4,221	(67,472)
Long-term debt	$72,554	$(685)	$71,869	$19,690	$—	$19,690
Convertible Notes. In December 2016, we issued $100.0 million of unsecured convertible senior notes (“Convertible Notes”) that mature on December 1, 2021, of which $38.6 million principal amount was outstanding at September 30, 2021. The notes bear interest at a rate of 4.0% per year, payable semiannually in arrears on June 1 and December 1 of each year.
Until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time. If any notes are converted, we will settle the converted notes at the maturity date with a combination of cash and shares of common stock in accordance with the terms of the indenture governing the Convertible Notes. The conversion rate is 107.1381 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of $9.33 per share of common stock), subject to adjustment in certain circumstances. We may not redeem the notes prior to their maturity date. As of November 1, 2021, no holders have converted their notes. The Convertible Notes are classified as long-term debt in the September 30, 2021 balance sheet as we intend to settle the notes at maturity utilizing borrowings under our ABL Facility.
In accordance with accounting guidance for convertible debt with a cash conversion option, we separately accounted for the debt and equity components of the notes in a manner that reflected our estimated nonconvertible debt borrowing rate. As of September 30, 2021, the carrying amount of the debt component was $38.1 million, which is net of the unamortized debt discount and debt issuance costs of $0.5 million. Including the impact of the unamortized debt discount and debt issuance costs, the effective interest rate on the notes is approximately 11.3%.
During the first nine months of 2021, we repurchased $28.3 million of our Convertible Notes in the open market for a total cost of $28.1 million, and recognized a net loss of $1.0 million reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including original issue discount and debt issuance costs.
Asset-Based Loan Facility. In May 2016, we entered into an asset-based revolving credit agreement, which was amended in October 2017 and March 2019 (as amended, the “ABL Facility”). The ABL Facility provides financing of up to $200.0 million available for borrowings (inclusive of letters of credit) and can be increased up to a maximum capacity of $275.0 million, subject to certain conditions. The ABL Facility terminates in March 2024. As of September 30, 2021, our total availability under the ABL Facility was $106.2 million, of which $24.1 million was drawn, $39.3 million was reserved for settlement of the Convertible Notes, and $1.1 million was used for outstanding letters of credit, resulting in remaining availability of $41.7 million.
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
Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. and (c) LIBOR, subject to a floor of zero, plus 100 basis points, plus, in each case, an applicable margin per annum. The applicable margin ranges from 150 to 200 basis points for LIBOR borrowings, and 50 to 100 basis points for base rate borrowings, based on the consolidated fixed charge coverage ratio as defined in the ABL Facility. As of September 30, 2021, the applicable margin for borrowings under our ABL Facility was 150 basis points with respect to LIBOR borrowings and 50 basis points with respect to base rate borrowings. The weighted average interest rate for the ABL Facility was 1.65% at September 30, 2021. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 25 to 37.5 basis points, based on the level of outstanding borrowings, as defined in the ABL Facility. As of September 30, 2021, the applicable commitment fee was 37.5 basis points.
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
Other Debt. In August 2021, we completed sale-leaseback transactions related to certain vehicles and other equipment for net proceeds of approximately $7.9 million. The transactions have been accounted for as financing arrangements as they did not qualify for sale accounting. As a result, the vehicles and other equipment continue to be reflected on our balance sheet in property, plant and equipment, net. The financing arrangements have a weighted average annual interest rate of 5.4% and are payable in monthly installments with varying maturities through October 2025. We had an $8.0 million financing obligation outstanding under these arrangements at September 30, 2021.
In February 2021, a U.K. subsidiary entered a £6.0 million (approximately $8.3 million) term loan facility that matures in February 2024, the proceeds of which were used to pay down the ABL Facility. The term loan bears interest at a rate of LIBOR plus a margin of 3.4% per year, payable in quarterly installments of £375,000 plus interest beginning March 2021 and a £1.5 million payment due at maturity. We had $6.6 million outstanding under this arrangement at September 30, 2021.
Certain of our foreign subsidiaries maintain local credit arrangements consisting primarily of lines of credit or overdraft facilities which are generally renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. We had $12.6 million and $3.5 million outstanding under these arrangements at September 30, 2021 and December 31, 2020, respectively.
In addition, at September 30, 2021, we had $43.1 million in outstanding letters of credit, performance bonds, and other guarantees for which certain of the letters of credit are collateralized by $6.0 million in restricted cash.
Our financial instruments include cash and cash equivalents, receivables, payables, and debt. We believe the carrying values of these instruments, with the exception of our Convertible Notes, approximated their fair values at September 30, 2021 and December 31, 2020. The estimated fair value of our Convertible Notes was $38.6 million at September 30, 2021 and $61.1 million at December 31, 2020, based on quoted market prices at these respective dates.

Note 8 – Income Taxes
The provision for income taxes was $5.4 million for the first nine months of 2021, despite reporting a pretax loss for the period, primarily reflecting the impact of the geographic composition of our pretax loss. The tax expense primarily relates to earnings from our international operations since we are currently unable to recognize the tax benefit from our U.S. losses as they may not be realized. The benefit for income taxes was $11.3 million for the first nine months of 2020, where the tax benefit from losses in the U.S was partially offset by the tax expense related to earnings from our international operations.

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

	First Nine Months
(In thousands)	2021	2020
Cash paid for:
Income taxes (net of refunds)	$5,765	$4,733
Interest	$3,414	$4,160
Cash, cash equivalents, and restricted cash in the consolidated statements of cash flows consisted of the following:

(In thousands)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$31,242	$24,197
Restricted cash (included in prepaid expenses and other current assets)	5,956	6,151
Cash, cash equivalents, and restricted cash	$37,198	$30,348

Note 11 – Segment Data
Summarized operating results for our reportable segments are shown in the following table (net of inter-segment transfers):

	Third Quarter		First Nine Months
(In thousands)	2021	2020	2021	2020
Revenues
Fluids Systems	$107,955	$67,711	$292,897	$275,178
Industrial Solutions	43,842	28,713	142,321	87,742
Total revenues	$151,797	$96,424	$435,218	$362,920

Operating income (loss)
Fluids Systems	$(6,646)	$(18,957)	$(19,944)	$(46,284)
Industrial Solutions	8,103	(139)	31,376	3,928
Corporate office	(7,520)	(6,596)	(20,198)	(19,761)
Total operating loss	$(6,063)	$(25,692)	$(8,766)	$(62,117)
    The following table presents further disaggregated revenues for the Fluids Systems segment:

	Third Quarter		First Nine Months
(In thousands)	2021	2020	2021	2020
United States	$56,783	$40,314	$161,237	$156,644
Canada	13,781	1,961	31,400	18,287
Total North America	70,564	42,275	192,637	174,931

EMEA	32,380	23,207	90,801	91,380
Other	5,011	2,229	9,459	8,867
Total International	37,391	25,436	100,260	100,247

Total Fluids Systems revenues	$107,955	$67,711	$292,897	$275,178
The following table presents further disaggregated revenues for the Industrial Solutions segment:

	Third Quarter		First Nine Months
(In thousands)	2021	2020	2021	2020
Product sales revenues	$14,240	$5,917	$44,459	$15,243
Rental revenues	15,343	9,327	51,655	31,999
Service revenues	12,393	13,469	37,919	40,500
Industrial blending revenues (1)	1,866	—	8,288	—
Total Industrial Solutions revenues	$43,842	$28,713	$142,321	$87,742
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
As part of the cost reduction programs, we reduced our global employee base by approximately 620 (28%) in the first nine months of 2020. As a result of these workforce reductions, our operating results for the third quarter of 2020 included $0.4 million of total severance costs ($0.2 million in Fluids Systems and $0.2 million in the corporate office), with $0.1 million in cost of revenues and $0.3 million in selling, general and administrative expenses. Our operating results for the first nine months of 2020 included $3.9 million of total severance costs ($3.3 million in Fluids Systems and $0.6 million in the corporate office), with $2.6 million in cost of revenues and $1.3 million in selling, general and administrative expenses. These costs were substantially paid as of September 30, 2020.
We recognized $4.7 million of total charges for the impairment of certain fixed assets and other non-cash charges in the third quarter of 2020, with $4.5 million in the Fluids Systems segment and $0.2 million in the corporate office. We recognized $18.0 million of total charges for inventory write-downs, severance costs, fixed asset impairments, and facility exit costs in the first nine months of 2020, with $17.4 million in the Fluids Systems segment and $0.6 million in the corporate office.
In August 2021, Hurricane Ida negatively impacted our Gulf of Mexico operations, including damage to certain inventory, equipment and warehouse facilities, at our Fourchon, Louisiana Fluids Systems operating base. While this event is covered by our property and business interruption insurance programs, these programs contain self-insured retentions, which remain our financial obligations. During the third quarter of 2021, our Fluids Systems segment incurred hurricane-related costs of $2.6 million, substantially all of which is our self-insured retention under our property insurance policy representing preliminary estimates for property damage and initial costs incurred for property-related repairs, cleanup and other costs. This $2.6 million charge is recognized in other operating (income) loss, net, for the third quarter of 2021. Additional costs for property-related repairs, cleanup and other costs that may be incurred beyond the initial estimates are expected to be substantially recoverable under our property insurance policy. As of September 30, 2021, the claims related to the hurricane under our property and business interruption insurance programs have not been finalized.
Fluids Systems operating results for the third quarter and first nine months of 2021 also includes $1.7 million of charges related to facility exit and other costs included in cost of revenues, as well as a $0.8 million gain included in other operating (income) loss, net, related to the final insurance settlement associated with the July 2018 fire at our Kenedy, Texas drilling fluids facility. Industrial Solutions operating results for the first nine months of 2021 includes a $1.0 million gain in other operating (income) loss, net, related to a legal settlement.
See below for details of charges in the Fluids Systems segment.

	Third Quarter		First Nine Months
(In thousands)	2021	2020	2021	2020
Fourchon, Louisiana hurricane-related costs	$2,596	$—	$2,596	$—
Facility exit and other costs	1,691	286	1,691	1,086
Severance costs	564	189	1,177	3,288
Kenedy, Texas facility fire insurance settlement	(849)	—	(849)	—
Inventory write-downs	—	990	—	9,986
Property, plant and equipment impairments	—	3,038	—	3,038
Total Fluids Systems impairments and other charges	$4,002	$4,503	$4,615	$17,398

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
Our long-term strategy includes key foundational elements that are intended to enhance long-term shareholder value creation:
•End-market diversification – To help reduce our dependency on customers in the volatile E&P industry, improve the stability in cash flow generation and returns on invested capital, and provide growth opportunities into new markets, we have focused our efforts over the past several years on diversifying our presence outside of our historical E&P customer base. These efforts have been primarily focused within our Site and Access Solutions business, where we have prioritized growth in power transmission, pipeline, renewable energy, and construction markets. In the first nine months of 2021, our Industrial Solutions segment generated $142 million of revenues, including approximately $117 million from power transmission and other industrial markets. The continued diversification of our revenues, including end-markets that are likely to benefit from ongoing energy transition efforts around the world, such as power transmission, renewable energy, and geothermal, remains a strategic priority going forward, and we anticipate that our capital investments will primarily focus on industrial end-market expansion.
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

While our revenue potential is driven by a number of factors including those described above, rig count data remains the most widely accepted indicator of drilling activity. Average North American rig count data for the third quarter and first nine months of 2021 as compared to the same periods of 2020 is as follows:

	Third Quarter		2021 vs 2020
	2021	2020	Count	%
U.S. Rig Count	496	254	242	95%
Canada Rig Count	151	47	104	221%
North America Rig Count	647	301	346	115%

	First Nine Months		2021 vs 2020
	2021	2020	Count	%
U.S. Rig Count	445	477	(32)	(7)%
Canada Rig Count	120	89	31	35%
North America Rig Count	565	566	(1)	—%
_______________________________________________________
Source: Baker Hughes Company
During March 2020, oil prices collapsed due to geopolitical events along with the worldwide effects of the COVID-19 pandemic. As a result, U.S. rig count declined significantly beginning in late March 2020 before reaching a low of 244 in mid-August 2020. Oil prices have since rebounded and currently are at multi-year highs, while the average U.S. rig count has gradually increased over the past year, resulting in a 95% year-over-year third quarter improvement in U.S. rig count, though still 7% below prior year for the first nine months. We anticipate that market activity will continue to improve from current levels, although the ongoing impacts of the COVID-19 variants, an uncertain economic environment, including widespread supply chain disruptions, as well as enacted and proposed legislative changes in the U.S. impacting the oil and natural gas industry, make the timing and pace of recovery difficult to predict. The Canada rig count reflects normal seasonality for this market, with the highest rig count levels generally observed in the first quarter of each year, prior to spring break-up.
Outside of North America land markets, drilling activity is generally more stable as this drilling activity is based on longer-term economic projections and multi-year drilling programs, which typically reduces the impact of short-term changes in commodity prices on overall drilling activity. However, operations in several countries in the EMEA region experienced activity disruptions and project delays beginning in March 2020 and continuing in 2021, driven by government-imposed restrictions on movements of personnel, quarantines of staffing, and logistical limitations as a result of the COVID-19 pandemic. We expect these disruptions and project delays will continue to impact international activity levels in the near-term, and while there has been a general improvement in customer activity as we have progressed through 2021, the impact from the duration and magnitude of the ongoing health pandemic and related government responses are very difficult to predict.
In response to the 2020 market changes and reduced demand for our products and services as a result of the decline in oil prices and the COVID-19 pandemic, we took a number of actions during 2020 aimed at conserving cash and protecting our liquidity, which included the implementation of cost reduction programs, including workforce reductions, employee furloughs, the suspension of the Company’s matching contributions to its U.S. defined contribution plan, and temporary salary reductions effective April 1, 2020 for a significant portion of U.S. employees, including executive officers and the annual cash retainers paid to all non-employee members of the Board of Directors. We recognized $18.0 million of charges during the first nine months of 2020 for inventory write-downs, severance costs, fixed asset impairments, and facility exit costs. Beginning in the second quarter of 2021, we restored salaries to pre-reduction levels for a portion of our non-executive U.S. employees and reinstituted the Company matching contribution for our U.S. defined contribution plan. Beginning in the third quarter of 2021, we restored salaries to pre-reduction levels for the remaining non-executive U.S. employees and our executive officers as well as the annual cash retainers paid to all non-employee members of the Board of Directors. We recognized total charges of $4.6 million during the first nine months of 2021, including $4.0 million in the third quarter of 2021, primarily related to self-insured costs associated with Hurricane Ida damage to our Fourchon, Louisiana Fluids Systems operating base, facility exit, and severance costs.
With ongoing support from outside financial and other advisors, we have continuously reviewed our portfolio during this oil and natural gas market downturn. These reviews have focused on evaluating changes in the outlook for our served markets and customer priorities, while identifying opportunities for value-creating options in our portfolio, as well as placing investment emphasis in markets where we generate strong returns and where we see greater long-term viability and stability. While we have taken certain actions to reduce our workforce and cost structure, our business contains high levels of fixed costs, including significant facility and personnel expense. We continue to evaluate under-performing areas of our business, including the U.S. and Gulf of Mexico oil and natural gas markets, which necessitates consideration of broader structural changes to transform this business for the new market realities. In the absence of a longer-term increase in activity levels, we may incur future charges related to these efforts or potential asset impairments, which may negatively impact our future results.
Segment Overview
Fluids Systems – Our Fluids Systems segment, which generated 67% of consolidated revenues for the first nine months of 2021, provides drilling, completion, and stimulation fluids products and related technical services to customers for oil, natural gas, and geothermal projects primarily in North America and Europe, the Middle East and Africa (“EMEA”), as well as certain countries in Asia Pacific and Latin America. Despite the continuing effects of COVID-19 impacting international customer activity, expansion outside of North America, including the penetration of international oil companies (“IOCs”) and national oil companies (“NOCs”), remains a key element of our Fluids Systems strategy, which has historically helped to stabilize segment revenues while North American oil and natural gas exploration activities have fluctuated significantly. Revenues from IOC and NOC customers represented approximately 29% of Fluids Systems segment revenues for the first nine months of 2021 compared to approximately 43% for the first nine months of 2020, with the decrease primarily due to COVID-related activity disruptions and project delays, as well as changes in customer drilling and completion activity levels in the Gulf of Mexico. Consistent with our strategy, during 2021, we secured multi-year tender awards in Bahrain and Thailand, both of which began in the third quarter of 2021.
Industrial Solutions – Our Industrial Solutions segment, which generated 33% of consolidated revenues for the first nine months of 2021, provides engineered composite matting system rentals utilized for temporary worksite access, along with related site construction and services to customers in various markets including power transmission, E&P, pipeline, renewable energy, petrochemical, construction and other industries, primarily in the United States and Europe. We also sell our manufactured composite mats to customers around the world, with power transmission being the primary end-market. In addition, we began leveraging our chemical blending capacity and technical expertise into industrial blending operations, and in response to the increasing market demand for cleaning products resulting from the COVID-19 pandemic, began producing disinfectants and industrial cleaning products in 2020. The scale-up of production was completed by the end of the third quarter of 2020, which effectively repositioned our chemical blending operation located in Conroe, Texas to support industrial end-markets. Beginning prospectively in the fourth quarter of 2020, the assets and operating results associated with these industrial blending operations are included in the Industrial Solutions segment, while the historical results from earlier in 2020, which were immaterial, are included in the Fluids Systems segment.
The expansion of our rental and service activities in power transmission and other industrial markets remains a strategic priority for us due to such markets’ relative stability compared to E&P, as well as the magnitude of growth opportunity in these markets, including the potential positive impact from the energy transition. During 2020, our business was impacted by the COVID-19 pandemic, as customers delayed purchases and planned projects citing COVID-related market uncertainty, permitting delays, and logistical restrictions. The Industrial Solutions segment rental and service revenues from power transmission and other industrial markets increased to approximately $64 million for the first nine months of 2021, compared to approximately $45 million for the first nine months of 2020. Product sales revenues largely reflect sales to power transmission customers and other industrial markets, and typically fluctuate based on the timing of customer orders. Total segment revenues from power transmission and other industrial markets were $117 million (82% of segment revenues) for the first nine months of 2021, more than doubling the $58 million (66% of segment revenues) generated in the first nine months of 2020, benefiting from the market recovery, including some level of pent-up demand associated with COVID-related project delays in 2020, particularly in the power transmission sector. We expect customer activity, particularly in the power transmission sector, will remain robust in the coming years, driven in part by the impacts of the energy transition and the increasing investment in grid reliance initiatives.

Third Quarter of 2021 Compared to Third Quarter of 2020
Consolidated Results of Operations
Summarized results of operations for the third quarter of 2021 compared to the third quarter of 2020 are as follows:

	Third Quarter		2021 vs 2020
(In thousands)	2021	2020	$	%
Revenues	$151,797	$96,424	$55,373	57%
Cost of revenues	132,273	99,301	32,972	33%
Selling, general and administrative expenses	23,864	20,597	3,267	16%
Other operating (income) loss, net	1,723	(820)	2,543	NM
Impairments	—	3,038	(3,038)	NM
Operating loss	(6,063)	(25,692)	19,629	76%

Foreign currency exchange loss	25	580	(555)	(96)%
Interest expense, net	2,176	2,411	(235)	(10)%
Loss on extinguishment of debt	210	—	210	NM
Loss before income taxes	(8,474)	(28,683)	20,209	70%

Provision (benefit) for income taxes	2,011	(4,813)	6,824	NM
Net loss	$(10,485)	$(23,870)	$13,385	(56)%
Revenues
Revenues increased 57% to $151.8 million for the third quarter of 2021, compared to $96.4 million for the third quarter of 2020. This $55.4 million increase includes a $42.2 million (62%) increase in revenues in North America, comprised of a $28.3 million increase in the Fluids Systems segment and a $13.9 million increase in the Industrial Solutions segment. Revenues from our North America operations increased primarily due to the 115% increase in North America rig count, which favorably impacted our Fluids Systems segment, as well as a recovery of activity in the power transmission sector, which favorably impacted our Industrial Solutions segment. Revenues from our international operations increased by $13.2 million (46%), but continues to be unfavorably impacted by activity disruptions and project delays resulting from the COVID-19 pandemic. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues increased 33% to $132.3 million for the third quarter of 2021, compared to $99.3 million for the third quarter of 2020. The Fluids Systems segment cost of revenues for the third quarter of 2021 includes $2.0 million of charges primarily related to facility exit and severance costs, and the third quarter of 2020 included $1.1 million of charges related to inventory write-downs and severance costs. The increase in cost of revenues was primarily driven by the 57% increase in revenues described above.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $3.3 million to $23.9 million for the third quarter of 2021, compared to $20.6 million for the third quarter of 2020. This increase was primarily driven by higher performance-based incentive and stock-based compensation expense, as well as the restoration of certain U.S. salary and retirement benefits, partially offset by a reduction in legal costs. Selling, general and administrative expenses as a percentage of revenues was 15.7% for the third quarter of 2021 compared to 21.4% for the third quarter of 2020.

Other operating (income) loss, net
In August 2021, Hurricane Ida caused damage to our Fourchon, Louisiana Fluids Systems operating base. While this event is covered by our property and business interruption insurance programs, these programs contain self-insured retentions, which remain our financial obligations, resulting in $2.6 million of charges for the third quarter of 2021. Additional costs for property-related repairs, cleanup and other costs that may be incurred beyond the initial estimates are expected to be substantially recoverable under our property insurance policy. As of September 30, 2021, the claims related to the hurricane under our property and business interruption insurance programs have not been finalized.
The third quarter of 2021 also includes a $0.8 million gain related to the final insurance settlement associated with the July 2018 fire at our Kenedy, Texas drilling fluids facility. Other operating (income) loss, net, also includes gains on sales of assets.
Impairments
Fluids Systems segment included a $3.0 million impairment charge in the third quarter of 2020, attributable to the abandonment of certain property, plant and equipment.
Foreign currency exchange
Foreign currency exchange reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.
Interest expense, net
Interest expense was $2.2 million for the third quarter of 2021 compared to $2.4 million for the third quarter of 2020. Interest expense for the third quarter of 2021 and 2020 includes $1.0 million and $1.2 million, respectively, in non-cash amortization of original issue discount and debt issuance costs. The decrease in interest expense is primarily due to lower debt balances.
Loss on extinguishment of debt
In the third quarter of 2021, we repurchased $10.0 million of our Convertible Notes in the open market for $10.0 million. The $0.2 million loss for the third quarter of 2021 reflects the difference in the amount paid and the net carrying value of the extinguished debt, including original issue discount and debt issuance costs.
Provision (benefit) for income taxes
The provision for income taxes was $2.0 million for the third quarter of 2021, despite reporting a pretax loss for the period, primarily reflecting the impact of the geographic composition of our pretax loss. The tax expense primarily relates to earnings from our international operations since we are currently unable to recognize the tax benefit from our U.S. losses as they may not be realized. The benefit for income taxes was $4.8 million for the third quarter of 2020, where the tax benefit from losses in the U.S was partially offset by the tax expense related to earnings from our international operations.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Third Quarter		2021 vs 2020
(In thousands)	2021	2020	$	%
Revenues
Fluids Systems	$107,955	$67,711	$40,244	59%
Industrial Solutions	43,842	28,713	15,129	53%
Total revenues	$151,797	$96,424	$55,373	57%

Operating income (loss)
Fluids Systems	$(6,646)	$(18,957)	$12,311
Industrial Solutions	8,103	(139)	8,242
Corporate office	(7,520)	(6,596)	(924)
Total operating loss	$(6,063)	$(25,692)	$19,629

Segment operating margin
Fluids Systems	(6.2)%	(28.0)%
Industrial Solutions	18.5%	(0.5)%
Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	Third Quarter		2021 vs 2020
(In thousands)	2021	2020	$	%
United States	$56,783	$40,314	$16,469	41%
Canada	13,781	1,961	11,820	603%
Total North America	70,564	42,275	28,289	67%

EMEA	32,380	23,207	9,173	40%
Other	5,011	2,229	2,782	125%
Total International	37,391	25,436	11,955	47%

Total Fluids Systems revenues	$107,955	$67,711	$40,244	59%
North America revenues increased 67% to $70.6 million for the third quarter of 2021, compared to $42.3 million for the third quarter of 2020. This increase was primarily attributable to the increase in North America rig count, including a $20.2 million increase from U.S. land markets and a $11.8 million increase in Canada, partially offset by a $1.1 million decrease from offshore Gulf of Mexico driven primarily by changes in customer drilling and completion activity levels, including the impact from Hurricane Ida. For the third quarter of 2021, U.S. revenues include $51.1 million from land markets and $5.7 million from offshore Gulf of Mexico.
Internationally, revenues increased 47% to $37.4 million for the third quarter of 2021, compared to $25.4 million for the third quarter of 2020. The increase was primarily driven by higher activity in Europe, North Africa, and Asia Pacific regions. However, despite these improvements, customer activity levels in several key markets continue to be impacted by the COVID-19 pandemic.

Operating loss
The Fluids Systems segment incurred an operating loss of $6.6 million for the third quarter of 2021, reflecting a $12.3 million improvement from the $19.0 million operating loss incurred in the third quarter of 2020. The Fluids Systems segment operating loss for the third quarter of 2021 includes $4.0 million of charges primarily related to self-insured costs associated with Hurricane Ida damage to our Fourchon, Louisiana Fluids Systems operating base, facility exit, and severance costs, and the operating loss for the third quarter of 2020 included $4.5 million of charges primarily related to the impairment of certain fixed assets and other non-cash charges. The remaining improvement in the operating loss includes a $8.4 million benefit from North America operations and a $3.5 million benefit from international operations, which are primarily attributable to the changes in revenues described above along with the benefit of cost reduction programs implemented during 2020.
Industrial Solutions
Revenues
Total revenues for this segment consisted of the following:

	Third Quarter		2021 vs 2020
(In thousands)	2021	2020	$	%
Product sales revenues	$14,240	$5,917	$8,323	141%
Rental and service revenues	27,736	22,796	4,940	22%
Industrial blending revenues	1,866	—	1,866	NM
Total Industrial Solutions revenues	$43,842	$28,713	$15,129	53%
In the third quarter of 2020, customer activity across most end-markets was unfavorably impacted by the COVID-19 pandemic and the related operational restrictions and market uncertainty, causing delays in purchases and project execution. As a result of the COVID-19 impact and our expanding customer base in the power transmission market, revenues from product sales, which typically fluctuate based on the timing of mat orders from customers, increased $8.3 million from the third quarter of 2020. In addition, rental and service revenues increased $4.9 million as delayed purchases and projects resumed, including a $3.0 million increase from power transmission and other industrial markets, as well as a $1.9 million increase from the E&P market. The increase from industrial customers reflects our continued expansion into these markets, both in the U.S. and U.K.
Operating income (loss)
The Industrial Solutions segment generated operating income of $8.1 million for the third quarter of 2021 compared to an operating loss of $0.1 million for the third quarter of 2020, the increase being primarily attributable to the changes in revenues as described above.
Corporate Office
Corporate office expenses increased $0.9 million to $7.5 million for the third quarter of 2021, compared to $6.6 million for the third quarter of 2020. This increase was primarily driven by higher performance-based incentive and stock-based compensation expense, as well as the restoration of certain U.S. salary and retirement benefits, partially offset by the benefit of cost reduction programs implemented in 2020.

First Nine Months of 2021 Compared to First Nine Months of 2020
Consolidated Results of Operations
Summarized results of operations for the first nine months of 2021 compared to the first nine months of 2020 are as follows:

	First Nine Months		2021 vs 2020
(In thousands)	2021	2020	$	%
Revenues	$435,218	$362,920	$72,298	20%
Cost of revenues	376,370	357,675	18,695	5%
Selling, general and administrative expenses	67,755	66,230	1,525	2%
Other operating income, net	(141)	(1,906)	1,765	NM
Impairments	—	3,038	(3,038)	NM
Operating loss	(8,766)	(62,117)	53,351	86%

Foreign currency exchange (gain) loss	(83)	3,343	(3,426)	NM
Interest expense, net	6,748	8,524	(1,776)	(21)%
(Gain) loss on extinguishment of debt	1,000	(419)	1,419	NM
Loss before income taxes	(16,431)	(73,565)	57,134	78%

Provision (benefit) for income taxes	5,414	(11,303)	16,717	NM
Net loss	$(21,845)	$(62,262)	$40,417	65%
Revenues
Revenues increased 20% to $435.2 million for the first nine months of 2021, compared to $362.9 million for the first nine months of 2020. This $72.3 million increase includes a $65.7 million (26%) increase in revenues in North America, comprised of a $48.0 million increase in the Industrial Solutions segment and a $17.7 million increase in the Fluids Systems segment. Revenues from our North America operations increased primarily due to the significant growth in power transmission and other industrial markets, which impacts our Industrial Solutions segment, as well as the improvement in North America rig count, which favorably impacted our Fluids Systems segment. Revenues from our international operations were relatively flat, as COVID-19 disruptions have unfavorably impacted customer activity levels in substantially all key markets. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues increased 5% to $376.4 million for the first nine months of 2021, compared to $357.7 million for the first nine months of 2020. The Fluids Systems segment cost of revenues for the first nine months of 2021 includes $2.3 million of charges primarily related to facility exit and severance costs, and the first nine months of 2020 included a total of $13.4 million of charges related to inventory write-downs, severance costs, and facility exit costs. The remaining increase was primarily driven by the 20% increase in revenues described above, partially offset by the benefit of cost reduction programs implemented in 2020.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $1.5 million to $67.8 million for the first nine months of 2021, compared to $66.2 million for the first nine months of 2020. This increase was primarily driven by higher performance-based incentive and stock-based compensation expense, partially offset by reduced personnel costs in the first nine months of 2021, including the benefit of cost reduction programs implemented in 2020, as well as lower severance charges and legal costs. Selling, general and administrative expenses as a percentage of revenues was 15.6% for the first nine months of 2021 compared to 18.2% for the first nine months of 2020.
Other operating income, net
In August 2021, Hurricane Ida caused damage to our Fourchon, Louisiana Fluids Systems operating base. While this event is covered by our property and business interruption insurance programs, these programs contain self-insured retentions, which remain our financial obligations, resulting in $2.6 million of charges for the first nine months of 2021. The first nine months of 2021 also includes a $0.8 million gain related to the final insurance settlement associated with the July 2018 fire at our Kenedy, Texas drilling fluids facility, and a $1.0 million gain related to a legal settlement in the Industrial Solutions segment. Other operating income also includes gains on sales of assets.
Impairments
Fluids Systems segment includes a $3.0 million impairment charge for the first nine months of 2020, attributable to the abandonment of certain property, plant and equipment.
Foreign currency exchange
Foreign currency exchange was a $0.1 million gain for the first nine months of 2021 compared to a $3.3 million loss for the first nine months of 2020, and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.
Interest expense, net
Interest expense was $6.7 million for the first nine months of 2021 compared to $8.5 million for the first nine months of 2020. Interest expense for the first nine months of 2021 and 2020 includes $3.1 million and $4.0 million, respectively, in non-cash amortization of original issue discount and debt issuance costs. The decrease in interest expense is primarily due to lower debt balances.
(Gain) loss on extinguishment of debt
In the first nine months of 2021 and 2020, we repurchased $28.3 million and $33.1 million, respectively, of our Convertible Notes in the open market for $28.1 million and $29.1 million, respectively. The $1.0 million loss and $0.4 million gain for the first nine months of 2021 and 2020, respectively, reflects the difference in the amount paid and the net carrying value of the extinguished debt, including original issue discount and debt issuance costs.
Provision (benefit) for income taxes
The provision for income taxes was $5.4 million for the first nine months of 2021, despite reporting a pretax loss for the period, primarily reflecting the impact of the geographic composition of our pretax loss. The tax expense primarily relates to earnings from our international operations since we are currently unable to recognize the tax benefit from our U.S. losses as they may not be realized. The benefit for income taxes was $11.3 million for the first nine months of 2020, where the tax benefit from losses in the U.S was partially offset by the tax expense related to earnings from our international operations.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Nine Months		2021 vs 2020
(In thousands)	2021	2020	$	%
Revenues
Fluids Systems	$292,897	$275,178	$17,719	6%
Industrial Solutions	142,321	87,742	54,579	62%
Total revenues	$435,218	$362,920	$72,298	20%

Operating income (loss)
Fluids Systems	$(19,944)	$(46,284)	$26,340
Industrial Solutions	31,376	3,928	27,448
Corporate office	(20,198)	(19,761)	(437)
Total operating loss	$(8,766)	$(62,117)	$53,351

Segment operating margin
Fluids Systems	(6.8)%	(16.8)%
Industrial Solutions	22.0%	4.5%
Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	First Nine Months		2021 vs 2020
(In thousands)	2021	2020	$	%
United States	$161,237	$156,644	$4,593	3%
Canada	31,400	18,287	13,113	72%
Total North America	192,637	174,931	17,706	10%

EMEA	90,801	91,380	(579)	(1)%
Other	9,459	8,867	592	7%
Total International	100,260	100,247	13	—%

Total Fluids Systems revenues	$292,897	$275,178	$17,719	6%
North America revenues increased 10% to $192.6 million for the first nine months of 2021, compared to $174.9 million for the first nine months of 2020. This increase was primarily attributable to a $22.2 million increase from U.S. land markets driven primarily by an increase in market share despite the 7% decline in U.S. rig count, partially offset by a $14.3 million decrease from offshore Gulf of Mexico driven primarily by changes in customer drilling and completion activity levels. In addition, Canada increased $13.1 million driven primarily by the 35% increase in Canada rig count and an increase in market share. For the first nine months of 2021, U.S. revenues include $139.9 million from land markets and $21.3 million from offshore Gulf of Mexico.
Internationally, revenues were flat for the first nine months of 2021 compared to the first nine months of 2020, as COVID-19 disruptions have continued to impact customer activity levels in substantially all key markets, with the most significant impact in the Middle East and North Africa.

Operating loss
The Fluids Systems segment incurred an operating loss of $19.9 million for the first nine months of 2021, reflecting a $26.3 million improvement from the $46.3 million operating loss incurred in the first nine months of 2020. The Fluids Systems segment operating loss for the first nine months of 2021 includes $4.6 million of charges primarily related to self-insured costs associated with Hurricane Ida damage to our Fourchon, Louisiana Fluids Systems operating base, facility exit, and severance costs, and operating loss for the first nine months of 2020 included $17.4 million of charges related to inventory write-downs, severance costs, fixed asset impairments, and facility exit costs. The remaining improvement in the operating loss includes a $14.0 million benefit from North America operations partially offset by a $0.4 million decline from international operations, reflecting the changes in revenues described above and the benefit of cost reduction programs implemented during 2020.
Industrial Solutions
Revenues
Total revenues for this segment consisted of the following:

	First Nine Months		2021 vs 2020
(In thousands)	2021	2020	$	%
Product sales revenues	$44,459	$15,243	$29,216	192%
Rental and service revenues	89,574	72,499	17,075	24%
Industrial blending revenues	8,288	—	8,288	NM
Total Industrial Solutions revenues	$142,321	$87,742	$54,579	62%
In the first nine months of 2020, customer activity across most end-markets was unfavorably impacted by the COVID-19 pandemic and the related operational restrictions and market uncertainty, causing delays in purchases and project execution. As a result, revenues from product sales, which typically fluctuate based on the timing of mat orders from customers, improved $29.2 million from the first nine months of 2020, including a favorable impact from pent-up demand following the COVID-19 pandemic as well as our expanding power transmission customer base.
Rental and service revenues increased $17.1 million as delayed purchases and projects resumed, including a $19.1 million increase from power transmission and other industrial markets, which was partially offset by a $2.0 million decrease from the E&P market. The increase from industrial customers reflects our continued expansion into these markets, both in the U.S. and U.K., including an approximately 44% increase in revenues from the power transmission sector. The revenue decrease from E&P customers primarily resulted from the lower U.S. drilling activity, along with our focus on supporting the more stable power transmission and other industrial markets.
Operating income
The Industrial Solutions segment generated operating income of $31.4 million for the first nine months of 2021 compared to $3.9 million for the first nine months of 2020, the increase being primarily attributable to the changes in revenues as described above. In addition, the Industrial Solutions operating results for the first nine months of 2021 includes a $1.0 million gain in other operating income related to a legal settlement.
Corporate Office
Corporate office expenses increased $0.4 million to $20.2 million for the first nine months of 2021, compared to $19.8 million for the first nine months of 2020. This increase was primarily driven by higher performance-based incentive and stock-based compensation expense, as well as the restoration of certain U.S. salary and retirement benefits, partially offset by the benefit of cost reduction programs implemented in 2020.

Liquidity and Capital Resources
Net cash provided by operating activities was $13.7 million for the first nine months of 2021 compared to $40.3 million for the first nine months of 2020. During the first nine months of 2021, net loss adjusted for non-cash items provided cash of $12.9 million, while changes in working capital provided cash of $0.7 million.
Net cash used in investing activities was $7.3 million for the first nine months of 2021, including capital expenditures of $19.1 million, partially offset by $11.7 million in proceeds from the sale of assets. The majority of the proceeds from the sale of assets reflect used mats from our rental fleet, which are part of the commercial offering of our Site and Access Solutions business. Nearly all of our capital expenditures during the first nine months of 2021 were directed to supporting our Industrial Solutions segment, including $13.4 million of investments in the mat rental fleet, replacing mats sold from the fleet and supporting our strategic growth in the power transmission sector.
Net cash provided by financing activities was $1.8 million for the first nine months of 2021, which primarily includes $15.9 million of net borrowings on our foreign lines of credit and ABL Facility, $8.1 million of net proceeds from a U.K. term loan facility, and $7.9 million of net proceeds from a sale-leaseback transaction accounted for as financing arrangement, partially offset by $28.1 million in repurchases of our Convertible Notes.
Substantially all of our $31.2 million of cash on hand at September 30, 2021 resides in our international subsidiaries. Subject to maintaining sufficient cash requirements to support the strategic objectives of these international subsidiaries and complying with applicable exchange or cash controls, we expect to continue to repatriate excess cash from these international subsidiaries. We anticipate that future working capital requirements for our operations will generally fluctuate directionally with revenues. We expect capital expenditures in the near term to remain fairly limited, focusing on industrial end-market expansion opportunities. We intend to repay the Convertible Notes at maturity in December 2021 with borrowings under the ABL Facility.
Availability under our ABL Facility also provides additional liquidity as discussed further below. Total availability under the ABL Facility will fluctuate directionally based on the level of eligible U.S. accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet. We expect our available cash on-hand, cash generated by operations, and the expected availability under our ABL Facility to be adequate to fund our current operations during the next 12 months and the repayment of the 2021 Convertible Notes. We also continue to evaluate additional sources of liquidity to support our longer-term needs.
Our capitalization is as follows:

(In thousands)	September 30, 2021	December 31, 2020
Convertible Notes	$38,567	$66,912
ABL Facility	24,100	19,100
Other debt	31,762	5,371
Unamortized discount and debt issuance costs	(685)	(4,221)
Total debt	$93,744	$87,162

Stockholders’ equity	465,713	488,032
Total capitalization	$559,457	$575,194

Total debt to capitalization	16.8%	15.2%

Convertible Notes. In December 2016, we issued $100.0 million of unsecured convertible senior notes (“Convertible Notes”) that mature on December 1, 2021, of which $38.6 million principal amount was outstanding at September 30, 2021. The notes bear interest at a rate of 4.0% per year, payable semiannually in arrears on June 1 and December 1 of each year.
Until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time. If any notes are converted, we will settle the converted notes at the maturity date with a combination of cash and shares of common stock in accordance with the terms of the indenture governing the Convertible Notes. The conversion rate is 107.1381 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of $9.33 per share of common stock), subject to adjustment in certain circumstances. We may not redeem the notes prior to their maturity date. As of November 1, 2021, no holders have converted their notes. The Convertible Notes are classified as long-term debt in the September 30, 2021 balance sheet as we intend to settle the notes at maturity utilizing borrowings under our ABL Facility.
In accordance with accounting guidance for convertible debt with a cash conversion option, we separately accounted for the debt and equity components of the notes in a manner that reflected our estimated nonconvertible debt borrowing rate. As of September 30, 2021, the carrying amount of the debt component was $38.1 million, which is net of the unamortized debt discount and debt issuance costs of $0.5 million. Including the impact of the unamortized debt discount and debt issuance costs, the effective interest rate on the notes is approximately 11.3%.
During the first nine months of 2021, we repurchased $28.3 million of our Convertible Notes in the open market for a total cost of $28.1 million, and recognized a net loss of $1.0 million reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including original issue discount and debt issuance costs.
Asset-Based Loan Facility. In May 2016, we entered into an asset-based revolving credit agreement, which was amended in October 2017 and March 2019 (as amended, the “ABL Facility”). The ABL Facility provides financing of up to $200.0 million available for borrowings (inclusive of letters of credit) and can be increased up to a maximum capacity of $275.0 million, subject to certain conditions. The ABL Facility terminates in March 2024. As of September 30, 2021, our total availability under the ABL Facility was $106.2 million, of which $24.1 million was drawn, $39.3 million was reserved for settlement of the Convertible Notes, and $1.1 million was used for outstanding letters of credit, resulting in remaining availability of $41.7 million.
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
Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. and (c) LIBOR, subject to a floor of zero, plus 100 basis points, plus, in each case, an applicable margin per annum. The applicable margin ranges from 150 to 200 basis points for LIBOR borrowings, and 50 to 100 basis points for base rate borrowings, based on the consolidated fixed charge coverage ratio as defined in the ABL Facility. As of September 30, 2021, the applicable margin for borrowings under our ABL Facility was 150 basis points with respect to LIBOR borrowings and 50 basis points with respect to base rate borrowings. The weighted average interest rate for the ABL Facility was 1.65% at September 30, 2021. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 25 to 37.5 basis points, based on the level of outstanding borrowings, as defined in the ABL Facility. As of September 30, 2021, the applicable commitment fee was 37.5 basis points.
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

Other Debt. In August 2021, we completed sale-leaseback transactions related to certain vehicles and other equipment for net proceeds of approximately $7.9 million. The transactions have been accounted for as financing arrangements as they did not qualify for sale accounting. As a result, the vehicles and other equipment continue to be reflected on our balance sheet in property, plant and equipment, net. The financing arrangements have a weighted average annual interest rate of 5.4% and are payable in monthly installments with varying maturities through October 2025. We had an $8.0 million financing obligation outstanding under these arrangements at September 30, 2021.
In February 2021, a U.K. subsidiary entered a £6.0 million (approximately $8.3 million) term loan facility that matures in February 2024, the proceeds of which were used to pay down the ABL Facility. The term loan bears interest at a rate of LIBOR plus a margin of 3.4% per year, payable in quarterly installments of £375,000 plus interest beginning March 2021 and a £1.5 million payment due at maturity. We had $6.6 million outstanding under this arrangement at September 30, 2021.
Certain of our foreign subsidiaries maintain local credit arrangements consisting primarily of lines of credit or overdraft facilities which are generally renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. We had $12.6 million and $3.5 million outstanding under these arrangements at September 30, 2021 and December 31, 2020, respectively.
In addition, at September 30, 2021, we had $43.1 million in outstanding letters of credit, performance bonds, and other guarantees for which certain of the letters of credit are collateralized by $6.0 million in restricted cash.
Our financial instruments include cash and cash equivalents, receivables, payables, and debt. We believe the carrying values of these instruments, with the exception of our Convertible Notes, approximated their fair values at September 30, 2021 and December 31, 2020. The estimated fair value of our Convertible Notes was $38.6 million at September 30, 2021 and $61.1 million at December 31, 2020, based on quoted market prices at these respective dates.

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
Interest Rate Risk
At September 30, 2021, we had total principal amounts outstanding under financing arrangements of $94.4 million, including $38.6 million of borrowings under our Convertible Notes which bear interest at a fixed rate of 4.0%, as well as $24.1 million of borrowings under our ABL Facility and $6.6 million of borrowings under a U.K. term loan which are subject to variable interest rates as determined by the respective debt agreements. The weighted average interest rate at September 30, 2021 for the ABL Facility and the U.K. term loan was 1.7% and 3.4%, respectively. Based on the balance of variable rate debt at September 30, 2021, a 100 basis-point increase in short-term interest rates would have increased annual pre-tax interest expense by $0.3 million.
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

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021, the end of the period covered by this quarterly report.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    Risk Factors
Set forth below are changes during the period ended September 30, 2021 in our “Risk Factors” as discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and updated in our Quarterly Report on Form 10-Q for the three months ended June 30, 2021.
Risks Related to the Price and Availability of Raw Materials
Our ability to provide products and services to our customers is dependent upon our ability to obtain raw materials necessary to operate our business. Certain of the raw materials essential to our business are sourced globally and require various freight services to transport the materials to our jobsites. These services may be impacted by current supply chain disruptions and, particularly during times of high demand, may cause delays in the arrival of or otherwise constrain our supply of raw materials. These constraints could have a material adverse effect on our business and consolidated results of operations. In addition, price increases imposed by our vendors for raw materials used in our business and the inability to pass these increases through to our customers could have a material adverse effect on our business and results of operations.
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
In addition, our Fluids Systems business is highly dependent on the availability of barite, which is a naturally occurring mineral that constitutes a significant portion of our fluids systems. We currently secure the majority of our barite ore from foreign sources, primarily China and India. The availability and cost of barite ore is dependent on factors beyond our control, including transportation, political priorities, U.S. tariffs, and government-imposed export fees in the exporting countries, as well as the impact of weather and natural disasters. The future supply of barite ore from existing sources may be inadequate to meet the market demand, particularly during periods of increasing world-wide demand, which could ultimately restrict industry activity or our ability to meet our customers’ needs.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
a)Not applicable
b)Not applicable
c)The following table details our repurchases of shares of our common stock for the three months ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs ($ in Millions)
July 2021	12,175	$2.93	—	$33.8
August 2021	8,257	$2.42	—	$23.8
September 2021	450	$2.61	—	$23.8
Total	20,882		—
During the three months ended September 30, 2021, we purchased an aggregate of 20,882 shares surrendered in lieu of taxes under vesting of restricted shares.

In November 2018, our Board of Directors authorized changes to our securities repurchase program. These changes increased the authorized amount under the repurchase program to $100.0 million, available for repurchases of any combination of our common stock and our Convertible Notes.
Our repurchase program authorizes us to purchase outstanding shares of our common stock or Convertible Notes in the open market or as otherwise determined by management, subject to certain limitations under the ABL Facility and other factors. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows, available cash on hand, and borrowings under our ABL Facility. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. As of September 30, 2021, we had $23.8 million remaining under the program.
During the three months ended September 30, 2021, we repurchased $10.0 million of our Convertible Notes in the open market under the repurchase program for a total cost of $10.0 million. There were no shares of common stock repurchased under the repurchase program during the three months ended September 30, 2021.

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

†10.1
Amendment to Employment Agreement dated August 17, 2021, between Newpark Resources, Inc. and Matthew Lanigan, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 23, 2021 (SEC File No. 001-02960)

†10.2
Retirement and Restrictive Covenant Agreement and General Release dated August 17, 2021, between Newpark Resources, Inc. and Paul L. Howes, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 23, 2021 (SEC File No. 001-02960)

†10.3	Form of Cash Retention Award Agreement dated August 17, 2021, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 23, 2021 (SEC File No. 001-02960)
*31.1	Certification of Paul L. Howes pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Gregg S. Piontek pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of Paul L. Howes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of Gregg S. Piontek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*95.1	Reporting requirements under the Mine Safety and Health Administration
*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*101.SCH	Inline XBRL Schema Document
*101.CAL	Inline XBRL Calculation Linkbase Document
*101.DEF	Inline XBRL Definition Linkbase Document
*101.LAB	Inline XBRL Label Linkbase Document
*101.PRE	Inline XBRL Presentation Linkbase Document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†     Management compensation plan or agreement.
*     Filed herewith.
**   Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2021

NEWPARK RESOURCES, INC.
(Registrant)

By:	/s/ Paul L. Howes
Paul L. Howes Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gregg S. Piontek
Gregg S. Piontek Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Douglas L. White
Douglas L. White Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)