Form 10-K
period 2021-12-31
NEWPARK RESOURCES INC
filed 2022-02-25
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Yes ☐      No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of June 30, 2021, was $307.7 million. The aggregate market value has been computed by reference to the closing sales price on such date, as reported by The New York Stock Exchange.
As of February 18, 2022, a total of 92,353,104 shares of common stock, $0.01 par value per share, were outstanding.
Documents Incorporated by Reference:
Pursuant to General Instruction G(3) to this Form 10-K, the information required by Items 10, 11, 12, 13 and 14 of Part III hereof is incorporated by reference from the registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders.

NEWPARK RESOURCES, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

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

PART I
ITEM 1. Business
General
Newpark Resources, Inc. is a geographically diversified supplier providing environmentally-sensitive products, as well as rentals and services to customers across multiple industries. We operate our business through two reportable segments: Industrial Solutions and Fluids Systems. Our Industrial Solutions segment includes our Site and Access Solutions business, along with our Industrial Blending operations. Site and Access Solutions provides temporary worksite access solutions, including the rental of our manufactured recyclable composite matting systems, along with related site construction and services to customers in various markets including power transmission, oil and natural gas exploration and production (“E&P”), pipeline, renewable energy, petrochemical, construction and other industries, primarily in the United States and Europe. We also sell our manufactured recyclable composite mats to customers around the world, with power transmission being the primary end-market. Our Fluids Systems segment provides customized drilling, completion, and stimulation fluids products and related technical services to E&P customers primarily in North America and Europe, the Middle East and Africa (“EMEA”), as well as certain countries in Asia Pacific and Latin America. We also have industrial mineral grinding operations for barite, a critical raw material in drilling fluids systems, which serve to support our activities in certain regions within the U.S. drilling fluids market and also sell the products to third party users, including other drilling fluids companies. In addition, we sell a variety of other minerals, principally to third-party industrial (non-oil and natural gas) markets.
Newpark Resources, Inc. was organized in 1932 as a Nevada corporation. In 1991, we changed our state of incorporation to Delaware. Our principal executive offices are located at 9320 Lakeside Boulevard, Suite 100, The Woodlands, Texas 77381. Our telephone number is (281) 362-6800. You can find more information about us on our website located at www.newpark.com. We file or furnish annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”). Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge through our website. These reports are available as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the SEC. Our Code of Ethics, our Corporate Governance Guidelines, our Audit Committee Charter, our Compensation Committee Charter, and our Environmental, Social and Governance Committee Charter are also posted to the corporate governance section of our website. We make our website content available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Form 10-K. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.
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
Industry Fundamentals
Our Industrial Solutions segment serves a variety of industries, providing temporary worksite access products and services to the power transmission, E&P, pipeline, renewable energy, petrochemical, construction and other industries. The demand for our products and services from customers in these industries is driven, in part, by infrastructure construction and maintenance activity levels in these industries within the United States and the United Kingdom, including required infrastructure investments to support energy transition efforts. During 2020, our business was impacted by the COVID-19 pandemic, as customers delayed purchases and planned projects citing COVID-related market uncertainty, permitting delays, and logistical restrictions. Product sales revenues largely reflect sales to power transmission customers and other industrial markets, and typically fluctuate based on the timing of customer orders. We expect customer activity, particularly in the power transmission sector, will remain robust in the coming years, driven in part by the impacts of the energy transition and the increasing investment in grid reliance initiatives.
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
While our Fluids Systems revenue potential is driven by a number of factors including those described above, rig count data remains the most widely accepted indicator of drilling activity. The average Baker Hughes Company North

American Rig Count was 1,077 in 2019, declining to 522 in 2020, then increasing to 606 in 2021. During 2019, U.S. rig count steadily declined, exiting the year at 805 active rigs, a 26% decline from the end of 2018. During March 2020, oil prices collapsed due to geopolitical events along with the worldwide effects of the COVID-19 pandemic. As a result, U.S. rig count declined significantly beginning in March 2020 before reaching a low of 244 in August 2020. During 2021, oil prices rebounded, and the average U.S. rig count gradually increased, resulting in a 10% year-over-year improvement in U.S. rig count. We anticipate that market activity will continue to improve in 2022, although the ongoing impacts of the COVID-19 variants, an uncertain economic environment, including widespread supply chain disruptions, as well as enacted and proposed legislative changes in the U.S. impacting the oil and natural gas industry, make the timing and pace of recovery difficult to predict.
Outside of North America land markets, drilling activity is generally more stable as this drilling activity is based on longer-term economic projections and multi-year drilling programs, which typically reduces the impact of short-term changes in commodity prices on overall drilling activity. However, operations in several countries in the EMEA region experienced activity disruptions and project delays beginning in early 2020 and continuing through 2021, driven by government-imposed restrictions on movements of personnel, quarantines of staffing, and logistical limitations as a result of the COVID-19 pandemic. Revenues and profitability from our international Fluids Systems business have gradually recovered in 2021, with revenues for the fourth quarter 2021 approaching pre-COVID levels. Although the impacts of COVID-19 on our international operations has significantly declined in recent months, we expect some level of operational disruption and project delays will continue to impact international activity levels in the near-term, with the impact from the duration and magnitude of the pandemic and related government responses very difficult to predict.
Strategy
Our long-term strategy includes key foundational elements that are intended to enhance long-term shareholder value creation:
•End-market diversification – To help reduce our dependency on customers in the volatile E&P industry, improve the stability in cash flow generation and returns on invested capital, and provide growth opportunities into new markets, we have focused our efforts over the past several years on diversifying our presence outside of our historical E&P customer base. These efforts have been primarily focused within our Site and Access Solutions business, where we have prioritized growth in power transmission, pipeline, renewable energy, and construction markets. The continued expansion of revenues in industrial markets, and particularly end-markets that are likely to benefit from ongoing energy transition efforts around the world, such as power transmission, renewable energy, and geothermal, remains a strategic priority going forward, and we anticipate that our capital investments will primarily focus on supporting this objective.
•Provide products that enhance environmental sustainability – Our Company has a long history of providing environmentally-sensitive technologies to our customers. In the Industrial Solutions segment, we believe the lightweight design of our fully recyclable DURA-BASE® matting system provides a distinct environmental advantage for our customers as compared to alternative wood mat products in the market, by eliminating deforestation required to produce wood mat products while also reducing CO2 emissions associated with product transportation. In our Fluids Systems segment, our family of high-performance water-based fluids systems, which we market as Evolution® and DeepDrill® systems, are designed to enhance drilling performance while also providing a variety of environmental benefits relative to traditional oil-based fluids. More recently, our Fluids Systems segment has also developed the TerraThermTM water-based fluids system designed specifically for clean-energy geothermal drilling, as well as the TransitionTM family of brine-tolerant stimulation chemicals, which reduce the freshwater required for well stimulation applications. The continued advancement of technology that provides our customers with economic benefits, while also enhancing their environmental and safety programs, remains a priority for our research and development efforts.
With ongoing support from outside financial and other advisors, we have continuously reviewed our portfolio during the oil and natural gas cycle of the last couple of years. These reviews have focused on evaluating changes in the outlook for our served markets and customer priorities, while identifying opportunities for value-creating options in our portfolio, as well as placing investment emphasis in markets where we generate strong returns and where we see greater long-term viability and stability. While we have taken certain actions to reduce our workforce and cost structure, our business contains high levels of fixed costs, including significant facility and personnel expense. In February 2022, our management recommended and our Board of Directors approved a plan to wind down our Industrial Blending operations and pursue the sale of the industrial blending and warehouse facility and related equipment, and our Board of Directors also approved management’s plan to explore strategic options for our U.S. mineral grinding business. We continue to evaluate other under-performing areas of our business, particularly within the U.S. and Gulf of Mexico oil and natural gas markets, which necessitates consideration of broader structural changes to transform this business for the new market realities. In the absence of a longer-term increase in activity levels, we may incur future charges related to these efforts or potential asset impairments, which may negatively impact our future results.
Reportable Segments
Industrial Solutions
Our Industrial Solutions segment provides temporary worksite access, including the rental of our manufactured recyclable composite matting systems, along with related site construction and services to customers in various markets including power transmission, E&P, pipeline, renewable energy, petrochemical, construction and other industries, primarily in the United States and Europe. We also manufacture and sell our recyclable DURA-BASE® Advanced Composite Mats to customers around the world, with power transmission being the primary end-market.
We have also developed system enhancements, including the EPZ Grounding System™ for enhanced safety and efficiency for workers on power line maintenance and construction projects. We continue to make investments in matting and component innovation to deliver further differentiation and enhanced environmental benefits.
In addition, we began leveraging our capacity and technical expertise in chemical blending into industrial blending operations, and in response to the increasing market demand for cleaning products resulting from the COVID-19 pandemic, began producing disinfectants and industrial cleaning products in 2020. The scale-up of production was completed by the end of the third quarter of 2020, which effectively repositioned our chemical blending operation located in Conroe, Texas to support industrial end-markets. Beginning prospectively in the fourth quarter of 2020, the assets and operating results associated with these industrial blending operations are included in the Industrial Solutions segment, while the historical results from earlier in 2020, which were immaterial, are included in the Fluids Systems segment. As noted above, in February 2022, our management recommended and our Board of Directors approved a plan to wind down our Industrial Blending operations and pursue the sale of the industrial blending and warehouse facility and related equipment located in Conroe, Texas.
Raw Materials — The resins, chemicals, and other materials used to manufacture our recyclable composite mats are widely available. Resin is the largest material component in the manufacturing of our recyclable composite mat products. We believe that our sources of supply for materials used in our business are adequate for our needs. We are not dependent upon any one supplier, and we have encountered no significant shortages or delays in obtaining any raw materials.
Technology — We have obtained patents related to the design and manufacturing of our recyclable DURA-BASE mats and several of the components, as well as other products and systems related to these mats (including the connecting pins and the EPZ Grounding System™), although certain key patents have since expired. Using proprietary technology and systems is an important aspect of our business strategy. We believe the lightweight design of our recyclable matting system provides a distinct environmental benefit for our customers as compared to alternative wood mat products in the market, by eliminating deforestation required to produce wood mat products and also reducing CO2 emissions associated with product transportation. While we continue to enhance the performance, environmental, and safety benefits of our products and add to our patent portfolio, we believe that our scale and reputation in the industry, the range of services we offer, ongoing technical development and know-how, responsiveness to customers, and understanding of regulatory requirements also have competitive significance in the markets we serve.
Competition — Our market is fragmented and competitive, with many competitors providing various forms of site preparation products and services. The composite mat sales component of our business is not as fragmented as the rental and services components with only a few competitors providing various alternatives to our DURA-BASE composite mat products, such as Signature Systems Group and Spartan Mat. This is due to many factors, including large capital start-up costs and proprietary technology associated with these products. We believe that the principal competitive factors in our businesses include reputation, product capabilities, price, innovation through R&D, and reliability, and that our competitive position is enhanced by our proprietary products, manufacturing expertise, services, and experience.
Customers — Our customers are principally utility companies, infrastructure construction companies, and oil and natural gas E&P companies operating in the markets that we serve. Wood mats and stone continue to be the primary solutions utilized for temporary worksite access across industries, though composite matting solutions continue to gain market share. During 2021, approximately 61% of our segment revenues were derived from the 20 largest segment customers, of which our largest customer represented 10% of our segment revenues. The segment also generated 90% of its revenues domestically during 2021. Typically, we perform services either under short-term contracts or rental service agreements. As most agreements with our customers are cancelable upon short notice, our backlog is not significant. We do not derive a significant portion of our revenues from government contracts.

Fluids Systems
Our Fluids Systems segment provides drilling, completion, and stimulation fluids products and related technical services to customers for oil, natural gas, and geothermal projects primarily in North America and EMEA, as well as certain countries in Asia Pacific and Latin America. We offer customized solutions for complex subsurface conditions such as horizontal, directional, geologically deep, or drilling in deep water. These projects require high levels of monitoring and technical support of the fluids system during the drilling process.
We also have industrial mineral grinding operations for barite, a critical raw material in drilling fluids systems, which serve to support our activities in certain regions of the U.S. drilling fluids market. We grind barite and other industrial minerals at four facilities, including locations in Texas, Louisiana, and Tennessee, and use the resulting products in our drilling fluids systems and also sell the products to third party users, including other drilling fluids companies. In addition, we sell a variety of other minerals, principally to third-party industrial (non-oil and natural gas) markets. As noted above, in February 2022, our Board of Directors approved management’s plan to explore strategic options for our U.S. mineral grinding business.
Raw Materials — We believe that our sources of supply for materials and equipment used in our fluids business are adequate for our needs. Our specialty mineral grinding business is our primary supplier of barite used in our North American fluids business. Our mills obtain raw barite ore under supply agreements from foreign sources, primarily China and India. We obtain other materials used in the fluids business from various third-party suppliers. We have encountered no significant shortages or delays in obtaining these raw materials.
Technology — Proprietary technology and systems are an important aspect of our business strategy. We seek patents and licenses on new developments whenever we believe it creates a competitive advantage in the marketplace. We own patent rights in a family of high-performance water-based fluids systems, which we market as Evolution® and DeepDrill® systems, which are designed to enhance drilling performance while also providing a variety of environmental benefits relative to traditional oil-based fluids. In addition, we have developed the TerraThermTM water-based fluids system designed specifically for clean-energy geothermal drilling, as well as the TransitionTM family of brine-tolerant stimulation chemicals, which reduce the freshwater required for well stimulation applications. We also rely on a variety of unpatented proprietary technologies and know-how in many of our applications. We believe that our reputation in the industry, the range of services we offer, ongoing technical development and know-how, responsiveness to customers, and understanding of regulatory requirements are of equal or greater competitive significance than our existing proprietary rights.
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
Customers — Our customers are principally major integrated and independent oil and natural gas E&P companies operating in the markets that we serve. During 2021, approximately 48% of segment revenues were derived from the 20 largest segment customers. No single customer accounted for more than 10% of our segment revenues. The segment also generated 54% of its revenues domestically during 2021. In North America, we primarily perform services either under short-term standard contracts or under “master” service agreements. Internationally, some customers issue multi-year contracts, but many are on a well-by-well or project basis. As most agreements with our customers can be terminated upon short notice, our backlog is not significant. We do not derive a significant portion of our revenues from government contracts.

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
As a global company, the Newpark team supporting our customers spans more than 20 countries, and more than half of our employees reside outside of the United States. Our global footprint provides natural diversity within our organization and serves as a foundation to support an inclusive approach to everything that we do. At December 31, 2021, we employed approximately 1,565 full and part-time personnel, none of which are represented by labor unions. We consider our relations with our employees to be satisfactory and through various company-culture initiatives, strive to reinforce our commitment to our Core Values of safety, integrity, respect, excellence, and accountability. The following charts present the geographic composition of our revenues and workforce.
Governmental Regulations
Our business exposes us to regulatory risks associated with the various industries that we serve, including governmental regulations relating to the oil and natural gas industry in general, as well as environmental, health, and safety regulations that have specific application to our business. Our activities are impacted by various federal, state, local, and foreign laws, regulations, and policies related to pollution control, health, and safety programs that are administered and enforced by regulatory agencies.
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
Risks in this section are grouped in the following categories: (1) Business and Industry Risks; (2) Indebtedness Risks; (3) Legal and Regulatory Risks; (4) Financial Risks; and (5) General Risks. Many risks affect more than one category, and the risks are not in order of significance or probability of occurrence because they have been grouped by categories.
Business and Industry Risks
Risks Related to the COVID-19 Pandemic
The effects of the COVID-19 pandemic, including actions taken by businesses and governments, resulted in a significant and swift reduction in U.S. and international economic activity. These effects adversely affected the demand for and price of oil and natural gas, as well as the demand for our products and services. The collapse in the demand for oil caused by this unprecedented global health and economic crisis, coupled with oil oversupply, has had, and may continue to have, an adverse impact on our customers’ demand for the products and services we provide, which in turn could have a material and adverse impact on our financial condition, results of operations, and cash flows. In response to the reduced demand for our products and services as a result of the decline in oil prices and the COVID-19 pandemic, we took a number of actions during 2020 and continuing into 2021 aimed at protecting our liquidity and reshaping the business for the new market realities, including reducing our workforce and cost structure. However, our business contains high levels of fixed costs, including significant facility and personnel expenses, which limits the effectiveness of such actions.
We continue to monitor the effects of COVID-19 on commodity demands, our customers and suppliers activities, as well as our operations and employees. These effects have included, and may continue to include, adverse revenue and profitability effects, delays in planned customer projects, and disruptions to our operations and supply chain.
The extent to which our operating and financial results are affected by the continuing impacts of COVID-19 will depend on various factors beyond our control, such as the duration and scope of the pandemic, including any resurgences and the emergence and spread of COVID-19 variants; additional actions by businesses and governments in response to the pandemic; and the speed and effectiveness of responses to combat the virus, including the availability and public acceptance of effective treatments or vaccines, and how quickly and to what extent normal economic activity can resume, all of which are highly uncertain and cannot be predicted. COVID-19, and the volatile regional and global economic conditions stemming from the pandemic could also give rise to or aggravate other risk factors that we have identified below. Additionally, vaccine mandates that may be announced in jurisdictions in which our business operates could result in disruptions to our current and potential future workforce and may result in increased attrition, as well as increased costs in connection with retaining our workforce. COVID-19 could also materially and adversely impact our operating and financial results in a manner that is not currently known to us or that we do not currently consider as presenting material risks to our operations.
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
Demand for oil and natural gas is subject to factors beyond our control
Demand for oil and natural gas, and consequently the demand for our products and services, is highly correlated with global economic growth and in particular by the economic growth of countries such as the U.S., India, China, and developing countries in Asia and the Middle East. Weakness in global economic activity, as well as the global energy transition, could reduce demand for oil and natural gas and result in lower oil and natural gas prices. In addition, demand for oil and natural gas has been and could continue to be impacted by the effects of global health epidemics and concerns (such as the COVID-19 pandemic). Our customers in the oil and natural gas industry have been significantly and adversely impacted by the COVID-19 pandemic, which has adversely affected the demand for and price of oil and natural gas. The pace of demand recovery from the COVID-19 pandemic disruption is unknown, and there is significant uncertainty regarding the long-term impact to global oil demand, which will ultimately depend on various factors and consequences beyond our control. Continued weakness or deterioration of the global economy could further reduce our customers’ spending levels and could reduce our revenues and operating results.
Regulatory agencies and environmental advocacy groups in the European Union, the U.S. and other regions or countries have been focusing considerable attention on the emissions of carbon dioxide, methane and other greenhouse gases and their role in climate change. There is also increased focus, including by governments and our customers, investors and other stakeholders, on these and other sustainability and energy transition matters. Existing or future legislation and regulations related to greenhouse gas emissions and climate change, as well as initiatives by governments, nongovernmental organizations, and companies to conserve energy or promote the use of alternative energy sources, and negative attitudes toward or perceptions of fossil fuel products and their relationship to the environment, may significantly curtail demand for and production of oil and gas in areas of the world where our customers operate, and thus reduce future demand for our products and services. This may, in turn, have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
Risks Related to Customer Concentration and Reliance on the U.S. E&P Market
In 2021, approximately 39% of our consolidated revenues were derived from our 20 largest customers, although no customer accounted for more than 10% of our consolidated revenues. While we are not dependent on any one customer or group of customers, the loss of one or more of our significant customers could have an adverse effect on our results of operations and cash flows. In addition, approximately 65% of our consolidated revenues in 2021 were derived from our U.S. operations, including approximately $250 million from the exploration and production market.

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
While our continued expansion into a variety of non-E&P markets, as well as geographic diversification into select foreign E&P markets, is intended over the long term to grow the business and reduce our dependency on the cyclical North American oil and natural gas market, these efforts may not be successful or sufficient to offset this volatility.
Risks Related to International Operations
We have significant operations outside of the U.S., including Canada and certain areas of Europe, the Middle East and Africa. In 2021, our international operations generated approximately 35% of consolidated revenues. Substantially all of our cash balance at December 31, 2021 resides within our international subsidiaries. Algeria represented our largest international market outside of North America, with our Algerian operations representing 7% of our consolidated revenues for 2021 and 6% of our total assets at December 31, 2021, including 13% of our total cash balance at December 31, 2021.
In addition, we may seek to expand to other areas outside the U.S. in the future. International operations are subject to a number of risks and uncertainties which could negatively impact our results from operations, including:
▪difficulties and cost associated with complying with a wide variety of complex foreign laws, treaties, and regulations;
▪uncertainties in or unexpected changes in regulatory environments or tax laws, including with respect to climate change;
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
Generally, we rely on contractual indemnities, releases, limitations on liability with our customers, and insurance to protect us from potential liability related to such events. However, our insurance and contractual indemnification may not be sufficient or effective to protect us under all circumstances or against all risks. In addition, our customers’ changing views on risk allocation together with deteriorating market conditions could force us to accept greater risks to obtain new business or retain renewing business and could result in us losing business if we are not prepared to take such risks. Moreover, we may not be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any damages caused by our services or products that are not covered by insurance or contractual indemnification, or are in excess of policy limits or subject to substantial deductibles, could adversely affect our financial condition, results of operations, and cash flows. See “Risks Related to the Inherent Limitations of Insurance Coverage” below for additional information.
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
We have experienced, and expect to continue to experience, a shortage of labor for certain functions, including due to concerns around COVID-19 and other factors, which has increased our labor costs and negatively impacted our profitability. The extent and duration of the effect of these labor market challenges are subject to numerous factors, including the continuing effect of the COVID-19 pandemic, vaccine mandates that may be announced in jurisdictions in which our businesses operate, availability of qualified persons in the markets where we and our contracted service providers operate and unemployment levels within these markets, behavioral changes, prevailing wage rates and other benefits, inflation, adoption of new or revised employment and labor laws and regulations (including increased minimum wage requirements) or government programs, safety levels of our operations, and our reputation within the labor market.
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
Our Industrial Solutions business is highly dependent on the availability of high-density polyethylene (“HDPE”), which is the primary raw material used in the manufacture of our recyclable composite mats. The cost of HDPE increased significantly in 2021, and our costs can vary based on the energy costs of the producers of HDPE, demand for this material, and the capacity or operations of the plants used to make HDPE. We may not be able to increase our customer pricing to cover the cost increases that we have experienced, which could result in a reduction in future profitability.
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
Our competition in the Industrial Solutions business is fragmented, with many competitors providing various forms of worksite access products and services. More recently, several competitors have begun marketing composite products to compete with our DURA-BASE matting system. While we believe the design and manufacturing quality of our products provide a differentiated value to our customers, many of our competitors seek to compete on pricing. In addition, certain patents related to our DURA-BASE matting system have expired, and competitors may begin offering mats that include features described in those patents. We have filed additional patent applications on improvements to the structure of, features of, and uses of the DURA-BASE matting system, but there is no assurance that our competitors will not be able to offer products that are similar to these improvements, features, or uses of the DURA-BASE matting system.
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
We may from time to time engage in expensive and time-consuming litigation to determine the enforceability, scope, and validity of our patent rights. In addition, we can seek to enforce our rights in trade secrets, or “know-how,” and other proprietary information and technology in the conduct of our business. However, it is possible that our competitors may infringe upon, misappropriate, violate or challenge the validity or enforceability of our intellectual property, and we may not be able to adequately protect or enforce our intellectual property rights in the future.
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
Risks Related to Severe Weather, Natural Disasters, and Seasonality
We have significant operations located in market areas around the world that are negatively impacted by severe adverse weather events or natural disasters such as hurricanes in the U.S. Gulf of Mexico, fires and typhoons in Australia, droughts across the U.S. and excessive rains outside of the U.S. A potential result of climate change is more frequent or more severe weather events or natural disasters. To the extent such weather events or natural disasters become more frequent or severe, disruptions to our business and costs to repair damaged facilities could increase. For example, in August 2021, Hurricane Ida caused damage to our Fourchon, Louisiana Fluids Systems operating base. While this event is covered by our property and business interruption insurance programs, these programs contain self-insured retentions, which remain our financial obligations, resulting in $2.6 million of charges for 2021. Additionally, there are market areas around the world in which our operations are subject to seasonality such as Canada where the Spring “break-up” (an industry term used to describe the time of year when the frost comes out of the ground causing the earth to become soft and muddy and strict weight restrictions are implemented by the government to prevent potholes forming on roads) results in a significant slowdown in the oil and natural gas industry and our fluids business each year. Such adverse weather events and seasonality can disrupt our operations and result in damage to our properties, as well as negatively impact the activity and financial condition of our customers.
Indebtedness Risks
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
We primarily fund our ongoing operational needs through a $200 million asset-based revolving credit agreement (as amended, the “ABL Facility”). The ABL Facility terminates in March 2024. Borrowing availability under the ABL Facility is calculated based on eligible U.S. accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet, net of reserves and limits on such assets included in the borrowing base calculation. To the extent pledged by us, the borrowing base calculation also includes the amount of eligible pledged cash. The lender may establish such reserves, in part based on appraisals of the asset base, and other limits at its discretion which could reduce the amounts otherwise available under the ABL Facility. Availability associated with eligible rental mats will also be subject to maintaining a minimum consolidated fixed charge coverage ratio of 1.5 to 1.0 and at least $1.0 million of operating income for the Site and Access Solutions business, each calculated based on a trailing twelve-month period.
The ABL Facility is a senior secured obligation, secured by first liens on substantially all of our U.S. tangible and intangible assets, and a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral. The ABL Facility contains customary operating covenants and certain restrictions including, among other things, those relating to the incurrence of additional debt, liens, dividends, asset sales, investments, mergers, acquisitions, affiliate transactions, stock repurchases and other restricted payments. The ABL Facility also requires a minimum consolidated fixed charge coverage ratio of 1.0 to 1.0 calculated based on a trailing twelve-month period if availability under the ABL Facility falls below $22.5 million. In addition, the ABL Facility contains customary events of default, including, without limitation, a failure to make payments under the facility, acceleration of more than $25.0 million of other indebtedness, certain bankruptcy events, and certain change of control events.
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
Many of the markets for our products and services are dependent on the continued exploration for and production of fossil fuels (predominantly oil and natural gas). In recent years, the topic of climate change has received increased attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide attributed to the use of fossil fuels, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The Environmental Protection Agency (the “EPA”) and other domestic and foreign regulatory agencies have adopted regulations that potentially limit greenhouse gas emissions and impose reporting obligations on large greenhouse gas emission sources. In addition, the EPA has adopted rules that could require the reduction of certain air emissions during exploration and production of oil and natural gas. President Biden’s administration officially reentered the U.S. into the Paris Agreement in February 2021 and committed the U.S. to reducing its greenhouse gas emissions by 50-52% from 2005 levels by 2030. In November 2021, the U.S. and other countries entered into the Glasgow Climate Pact, which includes a range of measures designed to address climate change, including but not limited to the phase-out of fossil fuel subsidies, reducing methane emissions 30% by 2030, and cooperating toward the advancement of the development of clean energy. To the extent that laws and regulations enacted as part of climate change legislation increase the costs of drilling for or producing such fossil fuels, limit or restrict oil and natural gas exploration and production, or reduce the demand for fossil fuels, such legislation could have a material adverse effect on our operations and profitability. In addition, there have also been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds, promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations, and ability to access capital.
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
Risks Related to Income Taxes
Our future effective tax rates could be adversely affected by changes in tax laws, both domestically and internationally, or the interpretation or application thereof. From time to time, U.S. and foreign tax authorities, including state and local governments consider legislation that could increase our effective tax rate. For example, the U.S. Congress has advanced a variety of tax legislation proposals, and while the final form of any legislation is uncertain, the current proposals, if enacted, could have a material effect on the Company’s effective tax rate. Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are subject to potential evolution. For example, the Organization for Economic Co-operation and Development, a global coalition of member countries, proposed a two-pillar plan to reform international taxation. The proposals aim to ensure a fairer distribution of profits among countries and to impose a floor on tax competition through the introduction of a global minimum tax. We cannot determine whether, or in what form, legislation will ultimately be enacted or what the impact of any such legislation could have on our profitability. If such changes to tax laws are enacted, our profitability could be negatively impacted.
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
General Risks
Risks Related to Cybersecurity Breaches or Business System Disruptions
We utilize various management information systems and information technology infrastructure to manage or support a variety of our business operations, and to maintain various records, which may include confidential business or proprietary information as well as information regarding our customers, business partners, employees or other third parties. We also utilize third-party vendors and their systems and technology to support our business activities, including secure processing of confidential, sensitive, proprietary and other types of information. Failures of or interference with access to these systems, such as communication disruptions, could have an adverse effect on our ability to conduct operations or directly impact consolidated financial reporting. In addition, our information systems and information technology infrastructure are subject to security threats and sophisticated cyber-based attacks, including, but not limited to, denial-of-service attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, employee or insider error, malfeasance, social engineering, or physical breaches, that can cause deliberate or unintentional damage, destruction or misuse, manipulation, denial of access to or disclosure of confidential or important information or intellectual property. A failure of or breach in our information systems and information technology infrastructure, or those of our third-party vendors, could expose us and our employees, customers, and suppliers to risks of misuse of information or systems, transaction errors, the compromise of confidential information, manipulation and destruction of data, the loss of sales and customers and operations disruptions. There can be no assurance that the policies and procedures we or these third parties have in place, including system monitoring and data back-up processes, to prevent or mitigate the effects of these potential disruptions or breaches will be sufficient to prevent, detect and limit the impact of disruptions or breaches. We do not carry insurance against these risks, although we do invest in security technology, perform penetration tests from time to time, and design our business processes to attempt to mitigate the risk of such breaches. However, there can be no assurance that security breaches will not occur.
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
Risks Related to Restructuring Activities
With ongoing support from outside financial and other advisors, we have continuously reviewed our portfolio during the oil and natural gas cycle of the last couple of years. These reviews have focused on evaluating changes in the outlook for our served markets and customer priorities, while identifying opportunities for value-creating options in our portfolio, as well as placing investment emphasis in markets where we generate strong returns and where we see greater long-term viability and stability. While we have taken certain actions to reduce our workforce and cost structure, our business contains high levels of fixed costs, including significant facility and personnel expense. In February 2022, our management recommended and our Board of Directors approved a plan to wind down our Industrial Blending operations and pursue the sale of the industrial blending and warehouse facility and related equipment, and our Board of Directors also approved management’s plan to explore strategic options for our U.S. mineral grinding business. We continue to evaluate other under-performing areas of our business, particularly within the U.S. and Gulf of Mexico oil and natural gas markets, which necessitates consideration of broader structural changes to transform this business for the new market realities. There is no assurance that our restructuring plans will be successful and achieve the expected results. In addition, we may incur future charges related to these efforts or potential asset impairments, which may have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Risks Related to Activist Stockholders that May Attempt to Effect Changes at Our Company or Acquire Control Over Our Company
We have been the subject of campaigns by activist stockholders and may continue to be so in the future. Such activist stockholders may engage in proxy solicitations, advance stockholder proposals, or otherwise attempt to affect changes or acquire control over our company. Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming and could divert the attention of our Board of Directors and senior management from the management of our operations and the pursuit of our business strategies. As a result, stockholder campaigns could adversely affect our results of operations and financial condition.
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
Risks Related to Our Amended and Restated Bylaws, Which Designate the Court of Chancery of the State of Delaware as the Sole and Exclusive Forum for Certain Types of Actions and Proceedings that May Be Initiated by Our Stockholders, and the U.S. Federal District Courts in Wilmington County, Delaware as the Exclusive Forum for Securities Act Claims, Which Could Limit Our Stockholders’ Ability to Obtain What Such Stockholders Believe To Be a Favorable Judicial Forum for Disputes with Us or Our Directors, Officers or Other Employees
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, (i) the Delaware Court of Chancery or, if such court lacks subject matter jurisdiction, another state or federal court located within the State of Delaware, will be the sole and exclusive forum with respect to (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, stockholders, employees or agents to us or our stockholders, including a claim alleging the aiding and abetting of such a breach of fiduciary duty, (c) any action asserting a claim against us or any of our current or former directors, officers, stockholders, employees or agents arising out of or relating to any provision of the Delaware General Corporation Law (“DGCL”), our certificate of incorporation or its amended and restated bylaws, (d) any action asserting a claim related to or involving us or any of our directors, officers, stockholders, employees or agents that is governed by the internal affairs doctrine of the State of Delaware, or (e) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL, and (ii) the U.S. Federal District Court in Wilmington County, Delaware will be the sole and exclusive forum for any action arising under the Securities Act. Our choice-of-forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.
Any person or entity purchasing or otherwise acquiring an interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our amended and restated bylaws. These choice-of-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that he, she or it believes to be favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find these provisions of our amended and restated bylaws inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and our Board of Directors.

ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
We lease office space to support our operating segments as well as our corporate offices.
Fluids Systems.  We own a facility containing approximately 103,000 square feet of office space on approximately 11 acres of land in Katy, Texas, which houses the divisional headquarters and technology center for this segment. We lease approximately 11 acres of industrial space in Fourchon, Louisiana which houses drilling and completion fluids blending, storage, and transfer stations to serve the deepwater Gulf of Mexico market. We also operate four specialty mineral grinding facilities on owned or leased land in the U.S. Additionally, we own or lease various facilities and warehouses throughout the world to support our operations. Some of these warehouses include blending facilities.
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
As of February 1, 2022, we had 1,155 stockholders of record as determined by our transfer agent.
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
Stock Performance Graph
The following graph reflects a comparison of the cumulative total stockholder return of our common stock from January 1, 2017 through December 31, 2021, with the New York Stock Exchange Market Value Index, a broad equity market index, and the Philadelphia Oil Service Sector Index. The graph assumes the investment of $100 on January 1, 2017 in our common stock and each index and the reinvestment of all dividends, if any. This information shall be deemed furnished but not filed in this Form 10-K, and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference.

180
160
140
120
100
80
60
40
20
0
1/1/2017
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Newpark Resources, Inc.
NYSE Composite Index
Philadelphia Oil Service Sector Index

NOTE: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2022.

Issuer Purchases of Equity Securities
The following table details our repurchases of shares of our common stock for the three months ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs ($ in Millions)
October 2021	—	$—	—	$23.8
November 2021	3,043	$2.72	—	$23.8
December 2021	1,424	$2.70	—	$23.8
Total	4,467		—

During the three months ended December 31, 2021, we purchased an aggregate of 4,467 shares surrendered in lieu of taxes under vesting of restricted stock awards. During 2021, we purchased an aggregate of 419,114 shares surrendered in lieu of taxes under vesting of restricted stock awards. All of the shares purchased are held as treasury stock.
In November 2018, our Board of Directors authorized changes to our securities repurchase program. These changes increased the authorized amount under the repurchase program to $100.0 million, available for repurchases of any combination of our common stock and our Convertible Notes.
Our repurchase program authorizes us to purchase outstanding shares of our common stock or Convertible Notes in the open market or as otherwise determined by management, subject to certain limitations under the ABL Facility and other factors. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows, available cash on hand, and borrowings under our ABL Facility. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. As of December 31, 2021, we had $23.8 million remaining under the program.
There were no Convertible Notes and no shares of common stock repurchased under the repurchase program during the three months ended December 31, 2021. During 2021, we repurchased $28.3 million of our Convertible Notes in the open market for a total cost of $28.1 million.
ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition, results of operations, liquidity, and capital resources should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 “Financial Statements and Supplementary Data.”
Overview
We are a geographically diversified supplier providing environmentally-sensitive products, as well as rentals and services to customers across multiple industries. We operate our business through two reportable segments: Industrial Solutions, which serves various markets including power transmission, oil and natural gas exploration and production (“E&P”), pipeline, renewable energy, petrochemical, construction and other industries, and Fluids Systems, which primarily serves E&P customers.
Industrial Solutions - Our Industrial Solutions segment, which generated 32% of consolidated revenues and $40 million of operating income for 2021, provides temporary worksite access solutions, including the rental of our manufactured recyclable composite matting systems, along with related site construction and services to customers in various markets including power transmission, E&P, pipeline, renewable energy, petrochemical, construction and other industries, primarily in the United States and Europe. We also sell our manufactured recyclable composite mats to customers around the world, with power transmission being the primary end-market.
Our Industrial Solutions segment has been a primary source of operating income and cash generation for us in recent years. The expansion of our Industrial Solutions segment into the power transmission and other industrial markets remains a strategic priority for us due to such markets’ relative stability compared to E&P, as well as the magnitude of growth opportunity in these markets, including the potential positive impact from the energy transition. In 2021, approximately 80% of our total capital expenditures were directed to the Industrial Solutions segment in support of this growth strategy.
During 2020, our business was impacted by the COVID-19 pandemic, as customers delayed purchases and planned projects citing COVID-related market uncertainty, permitting delays, and logistical restrictions. In addition, our rental and service business has been impacted by the downturn in the U.S. oil and natural gas industry, as further discussed below. As compared to 2019, segment revenues from E&P customers decreased by $53 million (59%) to $37 million in 2021. During this same period, segment revenues from power transmission and other industrial markets increased by $47 million (43%) to $157 million in 2021. We expect customer activity, particularly in the power transmission sector, will remain robust in the coming years, driven in part by the impacts of the energy transition and the increasing investment in grid reliance initiatives.
In 2020, we began leveraging our chemical blending capacity and technical expertise into industrial blending operations, and in response to the increasing market demand for cleaning products resulting from the COVID-19 pandemic, began producing disinfectants and industrial cleaning products in 2020. The scale-up of production was completed by the end of the third quarter of 2020, which effectively repositioned our chemical blending operation located in Conroe, Texas to support industrial end-markets. Beginning prospectively in the fourth quarter of 2020, the assets and operating results associated with these industrial blending operations are included in the Industrial Solutions segment, while the historical results from earlier in 2020, which were immaterial, are included in the Fluids Systems segment. Despite our initial success, a key blue-chip customer experienced a significant decline in product demand and cancelled all orders of disinfectants and cleaning products in the third quarter of 2021. In February 2022, in consideration of broader strategic priorities and the timeline and efforts required to further develop the industrial blending business, our management recommended and our Board of Directors approved a plan to exit our Industrial Blending operations. As part of the exit plan, we expect to complete the wind down of the Industrial Blending business by the end of the second quarter 2022 and pursue the sale of the industrial blending and warehouse facility located in Conroe, Texas, as well as the sale or other disposal of the blending and packaging equipment and other related assets currently used in these operations. The Industrial Blending business contributed $9 million of revenues in 2021 and incurred an operating loss of $2 million. As of December 31, 2021, the carrying value of the long-lived assets associated with the Industrial Blending business was $20 million. As a result of the plan to exit and dispose of the assets used in the Industrial Blending business, we may incur pre-tax charges in the range of approximately $4 million to $8 million primarily related to the non-cash impairment of long-lived assets, which we expect to recognize in the first quarter of 2022.
Fluids Systems - Our Fluids Systems segment, which generated 68% of consolidated revenues and incurred a $19 million operating loss for 2021, provides drilling, completion, and stimulation fluids products and related technical services to customers for oil, natural gas, and geothermal projects primarily in North America and Europe, the Middle East and Africa (“EMEA”), as well as certain countries in Asia Pacific and Latin America. Our Fluids Systems operating results remain dependent on oil and natural gas drilling activity levels in the markets we serve and the nature of the drilling operations (including the depth and whether the wells are drilled vertically or horizontally), which governs the revenue potential of each well. Drilling activity levels, in turn, depend on a variety of factors, including oil and natural gas commodity pricing, inventory levels, product demand, and regulatory restrictions. Oil and natural gas prices and activity are cyclical and volatile, and this market volatility has a significant impact on our operating results.
While our Fluids Systems revenue potential is driven by a number of factors including those described above, rig count data remains the most widely accepted indicator of drilling activity. Average North American rig count data for the last three years is as follows:

	Year Ended December 31,			2021 vs 2020		2020 vs 2019
	2021	2020	2019	Count	%	Count	%
U.S. Rig Count	475	433	943	42	10%	(510)	(54)%
Canada Rig Count	131	89	134	42	47%	(45)	(34)%
North America Rig Count	606	522	1,077	84	16%	(555)	(52)%
_______________________________________________________
Source: Baker Hughes Company
During 2019, U.S. rig count steadily declined, exiting the year at 805 active rigs, a 26% decline from the end of 2018. The decline in market activity contributed to a significant decline in segment revenues and operating income. During March 2020, oil prices collapsed due to geopolitical events along with the worldwide effects of the COVID-19 pandemic. As a result, U.S. rig count declined significantly beginning in March 2020 before reaching a low of 244 in August 2020. During 2021, oil prices rebounded, and the average U.S. rig count gradually increased, ending the year at 586 rigs, 38% lower than the 2019 average. We anticipate that market activity will continue to improve in 2022, although U.S. activity is expected to remain well below 2019 levels as many of our customers remain focused on cost-saving measures and generating sufficient cash flows. Further, the ongoing impacts of the COVID-19 variants, an uncertain economic environment, including widespread supply chain disruptions, as well as enacted and proposed legislative changes in the U.S. impacting the oil and natural gas industry, make the timing and pace of recovery difficult to predict.
Outside of North America land markets, drilling activity is generally more stable as this drilling activity is based on longer-term economic projections and multi-year drilling programs, which typically reduces the impact of short-term changes in commodity prices on overall drilling activity. However, operations in several countries in the EMEA region experienced activity disruptions and project delays beginning in early 2020 and continuing through 2021, driven by government-imposed restrictions on movements of personnel, quarantines of staffing, and logistical limitations as a result of the COVID-19 pandemic. Revenues and profitability from our international Fluids Systems business have gradually recovered in 2021, with revenues for the fourth quarter 2021 approaching pre-COVID levels. Although the impacts of COVID-19 on our international operations has significantly declined in recent months, we expect some level of operational disruption and project delays will continue to impact international activity levels in the near-term, with the impact from the duration and magnitude of the pandemic and related government responses very difficult to predict.
In response to the 2020 market changes and reduced demand for our products and services as a result of the decline in oil prices and the COVID-19 pandemic, we took a number of actions during 2020 and continuing into 2021 aimed at conserving cash and protecting our liquidity, including:
•The implementation of cost reduction programs, including workforce reductions, employee furloughs, the suspension of the Company’s matching contributions to its U.S. defined contribution plan, and temporary salary reductions effective April 1, 2020 for a significant portion of U.S. employees, including a 15% cut to the salaries paid to executive officers and the annual cash retainers paid to all non-employee members of the Board of Directors (compensation and matching contributions to the U.S. defined contribution plan were restored by the third quarter of 2021);
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
In 2021, we recognized $5.5 million of total charges, primarily related to self-insured costs associated with Hurricane Ida damage to our Fourchon, Louisiana Fluids Systems operating base, facility exit, and severance costs. We have continued to take cost actions throughout 2021 to further reduce the operational footprint of the Fluids Systems business in the U.S., to better align our cost structure with the lower market activity levels.
Additionally, with ongoing support from outside financial and other advisors, we have continuously reviewed our portfolio during the oil and natural gas cycle of the last couple of years. These reviews have focused on evaluating changes in the outlook for our served markets and customer priorities, while identifying opportunities for value-creating options in our portfolio, as well as placing investment emphasis in markets where we generate strong returns and where we see greater long-term viability and stability. While we have taken certain actions to reduce our workforce and cost structure, our business contains high levels of fixed costs, including significant facility and personnel expense. In February 2022, our Board of Directors approved management’s plan to explore strategic options for our U.S. mineral grinding business, which contributed total third-party revenues of $36 million in 2021 yielding approximately break-even operating income and ended the year with $47 million of net capital employed, including approximately $25 million of net working capital. We continue to evaluate other under-performing areas of our business, particularly within the U.S. and Gulf of Mexico oil and natural gas markets, which necessitates consideration of broader structural changes to transform this business for the new market realities. In the absence of a longer-term increase in activity levels, we may incur future charges related to these efforts or potential asset impairments, which may negatively impact our future results.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Consolidated Results of Operations
Summarized results of operations for 2021 compared to 2020 are as follows:

	Year Ended December 31,		2021 vs 2020
(In thousands)	2021	2020	$	%
Revenues	$614,781	$492,625	$122,156	25%
Cost of revenues	529,552	473,258	56,294	12%
Selling, general and administrative expenses	94,445	86,604	7,841	9%
Other operating income, net	(391)	(3,330)	2,939	NM
Impairments and other charges	—	14,727	(14,727)	NM
Operating loss	(8,825)	(78,634)	69,809	89%

Foreign currency exchange (gain) loss	(397)	3,378	(3,775)	NM
Interest expense, net	8,805	10,986	(2,181)	(20)%
(Gain) loss on extinguishment of debt	1,000	(419)	1,419	NM
Loss before income taxes	(18,233)	(92,579)	74,346	80%

Provision (benefit) for income taxes	7,293	(11,883)	19,176	NM
Net loss	$(25,526)	$(80,696)	$55,170	68%
Revenues
Revenues increased 25% to $614.8 million for 2021, compared to $492.6 million for 2020. This $122.2 million increase includes a $97.9 million (28%) increase in revenues in North America, comprised of a $49.4 million increase in the Industrial Solutions segment and a $48.5 million increase in the Fluids Systems segment. Revenues from our North America operations increased primarily due to the significant growth in power transmission and other industrial markets, which impacts our Industrial Solutions segment, as well as the improvement in North America rig count, which favorably impacted our Fluids Systems segment. Revenues from our international operations increased by $24.3 million (17%) but continued to be unfavorably impacted by activity disruptions and project delays resulting from the COVID-19 pandemic. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues increased 12% to $529.6 million for 2021, compared to $473.3 million for 2020. Fluids Systems segment cost of revenues for 2021 includes $3.0 million of charges primarily related to facility exit and severance costs, and 2020 included a total of $14.1 million of charges related to inventory write-downs, severance costs, and facility exit costs. The remaining increase was primarily driven by the 25% increase in revenues described above, partially offset by the benefit of cost reduction programs implemented in 2020 and 2021.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $7.8 million to $94.4 million for 2021, compared to $86.6 million for 2020. This increase was primarily driven by higher performance-based incentive and stock-based compensation expense, as well as higher personnel costs in 2021, partially offset by the benefit of cost reduction programs implemented in 2020 and 2021, and lower severance charges. Selling, general and administrative expenses as a percentage of revenues was 15.4% for 2021 compared to 17.6% for 2020.

Other operating income, net
In August 2021, Hurricane Ida caused damage to our Fourchon, Louisiana Fluids Systems operating base. While this event is covered by our property and business interruption insurance programs, these programs contain self-insured retentions, which remain our financial obligations, resulting in $2.6 million of charges for 2021. In addition, 2021 includes a $0.8 million gain related to the final insurance settlement associated with the July 2018 fire at our Kenedy, Texas drilling fluids facility, and a $1.0 million gain related to a legal settlement in the Industrial Solutions segment, as well as gains on sales of assets. Other operating income for 2020 primarily relates to gains on sales of assets, including a $1.3 million gain related to our exit from Brazil.
Impairments and other charges
Fluids Systems segment included non-cash charges for 2020 consisting of $11.7 million for the recognition of cumulative foreign currency translation losses related to the substantial liquidation of our subsidiary in Brazil, as well as $3.0 million attributable to the abandonment of certain property, plant and equipment.
Foreign currency exchange
Foreign currency exchange was a $0.4 million gain for 2021 compared to a $3.4 million loss for 2020 and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.
Interest expense, net
Interest expense was $8.8 million for 2021 compared to $11.0 million for 2020. Interest expense for 2021 and 2020 includes $3.7 million and $5.2 million, respectively, in noncash amortization of original issue discount and debt issuance costs. The decrease in cash interest expense is primarily due to lower debt balances.
(Gain) loss on extinguishment of debt
In 2021 and 2020, we repurchased $28.3 million and $33.1 million, respectively, of our Convertible Notes in the open market for $28.1 million and $29.1 million, respectively. The $1.0 million loss and $0.4 million gain for 2021 and 2020, respectively, reflects the difference in the amount paid and the net carrying value of the extinguished debt, including original issue discount and debt issuance costs.
Provision (benefit) for income taxes
The provision for income taxes was $7.3 million for 2021, despite reporting a pretax loss for the period, primarily reflecting the impact of the geographic composition of our pretax loss. The tax expense primarily relates to earnings from our international operations since we are currently unable to recognize the tax benefit from our U.S. losses as they may not be realized. The benefit for income taxes was $11.9 million for 2020, reflecting an effective tax benefit rate of 13%. This result primarily reflects the impact of the $11.7 million non-cash recognition of cumulative foreign currency translation losses related to the substantial liquidation of our subsidiary in Brazil and other nondeductible expenses, as well as the impact of the geographic composition of our pretax loss, where the tax benefit from losses in the U.S was partially offset by the tax expense related to earnings from our international operations.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Year Ended December 31,		2021 vs 2020
(In thousands)	2021	2020	$	%
Revenues
Fluids Systems	$420,789	$354,608	$66,181	19%
Industrial Solutions	193,992	138,017	55,975	41%
Total revenues	$614,781	$492,625	$122,156	25%

Operating income (loss)
Fluids Systems	$(19,012)	$(66,403)	$47,391
Industrial Solutions	39,733	13,459	26,274
Corporate office	(29,546)	(25,690)	(3,856)
Total operating loss	$(8,825)	$(78,634)	$69,809

Segment operating margin
Fluids Systems	(4.5)%	(18.7)%
Industrial Solutions	20.5%	9.8%
Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	Year Ended December 31,		2021 vs 2020
(In thousands)	2021	2020	$	%
United States	$227,261	$202,052	$25,209	12%
Canada	48,007	24,762	23,245	94%
Total North America	275,268	226,814	48,454	21%

EMEA	132,221	115,891	16,330	14%
Other	13,300	11,903	1,397	12%
Total International	145,521	127,794	17,727	14%

Total Fluids Systems revenues	$420,789	$354,608	$66,181	19%
North America revenues increased 21% to $275.3 million for 2021, compared to $226.8 million for 2020. This increase was primarily attributable to a $51.7 million increase from U.S. land markets driven primarily by the 10% increase in U.S. rig count and an increase in market share, partially offset by a $23.2 million decrease from offshore Gulf of Mexico driven primarily by changes in customer drilling and completion activity levels. In addition, Canada increased $23.2 million driven primarily by the 47% increase in Canada rig count and an increase in market share. For 2021, U.S. revenues include $201.9 million from land markets and $25.4 million from offshore Gulf of Mexico.
Internationally, revenues increased 14% to $145.5 million for 2021, compared to $127.8 million for 2020. The increase was primarily driven by higher activity in Europe and Asia Pacific regions following significant impact of the COVID-19 pandemic, as described above.

Operating loss
The Fluids Systems segment incurred an operating loss of $19.0 million for 2021, reflecting a $47.4 million improvement from the $66.4 million operating loss incurred in 2020. The Fluids Systems segment operating loss for 2021 includes $5.5 million of charges primarily related to self-insured costs associated with Hurricane Ida damage to our Fourchon, Louisiana Fluids Systems operating base, facility exit, and severance costs, and the operating loss for 2020 included $28.6 million of charges, consisting of $11.7 million for the recognition of cumulative foreign currency translation losses related to the substantial liquidation of our subsidiary in Brazil and $16.9 million of total charges associated with inventory write-downs, severance costs, fixed asset impairments, and facility exit costs. The remaining improvement in the operating loss includes a $20.1 million benefit from North America operations and a $4.2 million benefit from international operations, reflecting the impact of the revenue improvement described above along with the benefit of cost reduction programs implemented in 2020 and 2021.
Industrial Solutions
Revenues
Total revenues for this segment consisted of the following:

	Year Ended December 31,		2021 vs 2020
(In thousands)	2021	2020	$	%
Product sales revenues	$66,796	$29,170	$37,626	129%
Rental and service revenues	118,375	101,299	17,076	17%
Industrial blending revenues	8,821	7,548	1,273	17%
Total Industrial Solutions revenues	$193,992	$138,017	$55,975	41%
In 2020, customer activity across most end-markets was unfavorably impacted by the COVID-19 pandemic and the related operational restrictions and market uncertainty, causing delays in purchases and project execution. As a result, revenues from product sales, which typically fluctuate based on the timing of mat orders from customers, increased by $37.6 million in 2021, including a favorable impact from pent-up demand following the COVID-19 pandemic as well as our expanding power transmission customer base.
Rental and service revenues increased by $17.1 million in 2021, as delayed purchases and projects resumed, including a $16.4 million increase from power transmission and other industrial markets. The increase from industrial customers reflects our continued expansion into these markets, both in the U.S. and U.K., including an approximately 22% increase in revenues from the power transmission sector.
Operating income
The Industrial Solutions segment generated operating income of $39.7 million for 2021 compared to $13.5 million for 2020, the increase being primarily attributable to the changes in revenues as described above.
Corporate Office
Corporate office expenses increased $3.9 million to $29.5 million for 2021, compared to $25.7 million for 2020. This increase was primarily driven by higher performance-based incentive and stock-based compensation expense, as well as the restoration of certain U.S. salary and retirement benefits, and higher mergers and acquisitions and other legal and professional costs, partially offset by the benefit of cost reduction programs implemented in 2020 and 2021.

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

Foreign currency exchange
Foreign currency exchange was a $3.4 million loss for 2020 compared to a $0.8 million gain for 2019 and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.
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
Industrial Solutions
Revenues
Total revenues for this segment consisted of the following:

	Year Ended December 31,		2020 vs 2019
(In thousands)	2020	2019	$	%
Product sales revenues	$29,170	$56,465	$(27,295)	(48)%
Rental and service revenues	101,299	143,337	(42,038)	(29)%
Industrial blending revenues	7,548	—	7,548	NM
Total Industrial Solutions revenues	$138,017	$199,802	$(61,785)	(31)%
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
Corporate Office
Corporate office expenses decreased $15.2 million to $25.7 million for 2020 compared to $40.9 million for 2019. The 2019 expenses included a $3.4 million charge for stock-based compensation expense associated with the February 2019 retirement policy modification and $3.9 million in professional fees related to our long-term strategic planning project and the Cleansorb acquisition. The remaining decrease of $7.9 million is primarily driven by reduced personnel costs and lower spending related to legal matters in 2020.

Liquidity and Capital Resources
Net cash used in operating activities was $3.0 million for 2021 compared to $55.8 million of net cash provided by operating activities for 2020. Net loss adjusted for non-cash items provided cash of $20.8 million for 2021, reflecting a $43.7 million improvement from 2020 which was more than offset by a net increase in working capital. In 2020, changes in working capital provided cash of $78.7 million, including $71.0 million associated with a decrease in receivables attributable to the decline in revenues. In 2021, changes in working capital used cash of $23.8 million, including a $61.3 million increase in receivables, attributable to the increase in revenues.
Net cash used in investing activities was $17.5 million for 2021, including capital expenditures of $21.8 million and $13.4 million associated with the Lentzcaping acquisition (see Note 2 for additional information), partially offset by $16.0 million in proceeds from the sale of assets. The majority of the proceeds from the sale of assets reflect used mats from our rental fleet, which are a part of the commercial offering of our Site and Access Solutions business. Nearly all of our capital expenditures during 2021 were directed to supporting our Industrial Solutions segment, including $14.3 million of investments in the mat rental fleet, replacing mats sold from the fleet and supporting our strategic growth in the power transmission sector. Net cash used in investing activities was $3.4 million for 2020, including capital expenditures of $15.8 million, partially offset by $12.4 million in proceeds from the sale of assets. Capital expenditures during 2020 included $7.8 million for the Industrial Solutions segment, including investments in the mat rental fleet as well as new products, and $6.2 million for the Fluids Systems segment.
Net cash provided by financing activities was $21.4 million for 2021, which primarily includes $77.6 million of net borrowings on our ABL Facility and foreign lines of credit, $8.1 million of net proceeds from a U.K. term loan facility, and $7.9 million of net proceeds from sale-leaseback transactions accounted for as financing arrangements, partially offset by $66.7 million used for repurchases and repayment of our Convertible Notes. We repaid the Convertible Notes at maturity in December 2021 with borrowings under the ABL Facility.
Substantially all our $24.1 million of cash on hand at December 31, 2021 resides in our international subsidiaries. Subject to maintaining sufficient cash requirements to support the strategic objectives of these international subsidiaries and complying with applicable exchange or cash controls, we expect to continue to repatriate available cash from these international subsidiaries. We anticipate that future working capital requirements for our operations will generally fluctuate directionally with revenues. We expect capital expenditures will remain heavily focused on industrial end-market opportunities, primarily reflecting expansion of our mat rental fleet to further support our growth in the utilities market.
Availability under our ABL Facility also provides additional liquidity as discussed further below. Total availability under the ABL Facility will fluctuate directionally based on the level of eligible U.S. accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet. We expect our available cash on-hand, cash generated by operations, and the expected availability under our ABL Facility and other existing financing arrangements to be adequate to fund our current operations during the next 12 months.
In February 2022, we initiated a plan to wind down our Industrial Blending operations and pursue the sale of the industrial blending and warehouse facility and related equipment, and also made the decision to explore strategic options for our U.S. mineral grinding business. Although the timing of any such transactions is not determinable, we expect to use any proceeds for general corporate purposes in support of our strategic initiatives. We also continue to evaluate additional sources of liquidity to support our longer-term needs.

Our capitalization is as follows:

(In thousands)	December 31, 2021	December 31, 2020
Convertible Notes	$—	$66,912
ABL Facility	86,500	19,100
Other debt	28,491	5,371
Unamortized discount and debt issuance costs	(188)	(4,221)
Total debt	$114,803	$87,162

Stockholders’ equity	462,386	488,032
Total capitalization	$577,189	$575,194

Total debt to capitalization	19.9%	15.2%
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
As of December 31, 2021, our total availability under the ABL Facility was $116.3 million, of which $86.5 million was drawn and $1.1 million was used for outstanding letters of credit, resulting in remaining availability of $28.7 million. As of February 24, 2022, our total availability under the ABL Facility was $124.7 million, of which $83.7 million was drawn and $1.1 million was used for outstanding letters of credit, resulting in remaining availability of $39.9 million.
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
Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. and (c) LIBOR, subject to a floor of zero, plus 100 basis points, plus, in each case, an applicable margin per annum. The applicable margin ranges from 150 to 200 basis points for LIBOR borrowings, and 50 to 100 basis points for base rate borrowings, based on the consolidated fixed charge coverage ratio as defined in the ABL Facility. As of December 31, 2021, the applicable margin for borrowings under our ABL Facility was 150 basis points with respect to LIBOR borrowings and 50 basis points with respect to base rate borrowings. The weighted average interest rate for outstanding borrowings under the ABL Facility was 1.6% at December 31, 2021. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 25 to 37.5 basis points, based on the level of outstanding borrowings, as defined in the ABL Facility. As of December 31, 2021, the applicable commitment fee was 37.5 basis points.
The ABL Facility is a senior secured obligation, secured by first liens on substantially all of our U.S. tangible and intangible assets, and a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral. The ABL Facility contains customary operating covenants and certain restrictions including, among other things, those relating to the incurrence of additional debt, liens, dividends, asset sales, investments, mergers, acquisitions, affiliate transactions, stock repurchases and other restricted payments. The ABL Facility also requires a minimum consolidated fixed charge coverage ratio of 1.0 to 1.0 calculated based on a trailing twelve-month period if availability under the ABL Facility falls below $22.5 million. In addition, the ABL Facility contains customary events of default, including, without limitation, a failure to make payments under the facility, acceleration of more than $25.0 million of other indebtedness, certain bankruptcy events, and certain change of control events.
Other Debt. In August 2021, we completed sale-leaseback transactions related to certain vehicles and other equipment for net proceeds of approximately $7.9 million. The transactions have been accounted for as financing arrangements as they did not qualify for sale accounting. As a result, the vehicles and other equipment continue to be reflected on our balance sheet in property, plant and equipment, net. The financing arrangements have a weighted average annual interest rate of 5.4% and are payable in monthly installments with varying maturities through October 2025. We had $6.7 million in financing obligations outstanding under these arrangements at December 31, 2021.

In February 2021, a U.K. subsidiary entered a £6.0 million (approximately $8.3 million) term loan facility that matures in February 2024. The term loan bears interest at a rate of LIBOR plus a margin of 3.4% per year, payable in quarterly installments of £375,000 plus interest beginning March 2021 and a £1.5 million payment due at maturity. Effective January 1, 2022, the term loan bears interest at a rate of SONIA plus a margin of 3.5% per year. We had $6.1 million outstanding under this arrangement at December 31, 2021.
Certain of our foreign subsidiaries maintain local credit arrangements consisting primarily of lines of credit or overdraft facilities which are generally renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. We had $11.8 million and $3.5 million outstanding under these arrangements at December 31, 2021 and 2020, respectively.
Off-Balance Sheet Arrangements
We do not have any special purpose entities. At December 31, 2021, we had $45.3 million in outstanding letters of credit, performance bonds, and other guarantees for which certain of the letters of credit are collateralized by $5.4 million in restricted cash. We also enter into normal short-term operating leases for office and warehouse space, as well as rolling stock and other pieces of operating equipment. None of these off-balance sheet arrangements either has, or is expected to have, a material effect on our financial statements.

Contractual Obligations
A summary of our outstanding contractual and other obligations and commitments at December 31, 2021 is as follows:

(In thousands)	2022	2023	2024	2025	2026	Thereafter	Total
ABL Facility	$—	$—	$86,500	$—	$—	$—	$86,500
Other debt	15,334	2,031	2,715	—	—	—	20,080
Financing obligation (1)	3,436	2,359	1,090	169	—	—	7,054
Finance lease liabilities (1)	722	587	325	156	2	—	1,792
Operating lease liabilities (1)	7,678	5,066	3,629	2,999	2,951	11,763	34,086
Trade accounts payable and accrued liabilities (2)	124,688	—	—	—	—	—	124,688
Other long-term liabilities (3)	—	1,680	1,651	—	—	7,013	10,344
Performance bond obligations	9,356	7,754	16,941	566	—	1,727	36,344
Letter of credit commitments	7,060	91	157	1,383	—	235	8,926
Total contractual obligations	$168,274	$19,568	$113,008	$5,273	$2,953	$20,738	$329,814
(1)Financing obligations, finance lease liabilities, and operating lease liabilities represent the undiscounted future payments.
(2)Excludes the current portion of operating lease liabilities.
(3)Table does not allocate by year expected tax payments, asset retirement obligations, and uncertain tax positions due to the inability to make reasonably reliable estimates of the timing of future cash settlements.
We anticipate that the obligations and commitments listed above that are due in less than one year will be paid from available cash on-hand, cash generated by operations, and estimated availability under our ABL Facility and other existing financing arrangements, subject to covenant compliance and certain restrictions as further discussed above. The specific timing of settlement for certain long-term obligations cannot be reasonably estimated.

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
We believe the critical accounting policies described below affect our more significant judgments and estimates used in preparing the consolidated financial statements.
Impairment of Long-lived Assets
As of December 31, 2021, our consolidated balance sheet includes $260.3 million of property, plant and equipment and $24.4 million of finite-lived intangible assets. We review property, plant and equipment, finite-lived intangible assets and certain other assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We assess recoverability based on the undiscounted future net cash flows expected from the use and eventual disposition of such asset.
We began our Industrial Blending operations in the third quarter of 2020. Although we had initial success in leveraging our chemical blending capabilities into the disinfectant and cleaning products market, a key customer experienced a significant decline in product demand and cancelled all orders of products in the third quarter of 2021. While we continued to work to further develop the industrial blending business throughout the remainder of 2021 and into 2022, management began a process late in the fourth quarter of 2021 to evaluate the strategic value of this business. As a result of the above factors, we reviewed these long-lived assets for impairment in December 2021, considering the various strategic alternatives being evaluated at such time, and determined that the probability-weighted estimated undiscounted cash flows exceeded the $19.5 million carrying value, and therefore, no impairment was required.
In addition, in the fourth quarter of 2021, as part of management and the Board of Directors ongoing review of underperforming areas of our business, we evaluated certain strategic options related to our U.S. fluids systems business. As such, we reviewed the long-lived assets related to this business for impairment in December 2021 and determined that the estimated undiscounted cash flows from the ongoing operations exceeded the $78.7 million carrying value, and therefore, no impairment was required.
Estimating future net cash flows requires us to make judgments regarding the likelihood of possible outcomes and long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts are uncertain in that they require assumptions about demand for our products and services, future market conditions, and technological developments. If changes in these assumptions occur, our expectations regarding future net cash flows may change and a material impairment could result.
In February 2022, in consideration of broader strategic priorities and the timeline and efforts required to further develop the industrial blending business, our management recommended and our Board of Directors approved a plan to exit our Industrial Blending operations. As part of the exit plan, we expect to complete the wind down of the Industrial Blending business by the end of the second quarter 2022 and pursue the sale of the industrial blending and warehouse facility located in Conroe, Texas, as well as the sale or other disposal of the blending and packaging equipment and other related assets currently used in these operations. As a result of the plan to exit and dispose of the assets used in the Industrial Blending business, we may incur pre-tax charges in the range of approximately $4 million to $8 million primarily related to the non-cash impairment of long-lived assets, which we expect to recognize in the first quarter of 2022.
In February 2022, our Board of Directors also approved management’s plan to explore strategic options for our U.S. mineral grinding business. We continue to evaluate other under-performing areas of our business, particularly within the U.S. and Gulf of Mexico oil and natural gas markets, which necessitates consideration of broader structural changes to transform this business for the new market realities. In the absence of a longer-term increase in activity levels, we may incur future charges related to these efforts or potential asset impairments, which may negatively impact our future results.
As of December 31, 2021, our consolidated balance sheet includes $47.3 million of goodwill, all of which relates to the Site and Access Solutions reporting unit in the Industrial Solutions segment. Goodwill and other indefinite-lived intangible assets are tested for impairment annually as of November 1, or more frequently, if indicators of impairment exists. As part of our annual goodwill review, we first perform a qualitative assessment based on company performance and future business outlook to determine if indicators of impairment exist. When there are qualitative indicators of impairment, we use an impairment test which includes a comparison of the carrying value of net assets of our reporting units, including goodwill, with their estimated fair values, which we estimate using a combination of a market multiple and discounted cash flow approach (classified within Level 3 of the fair value hierarchy). In completing the annual evaluation during the fourth quarter of 2021, we applied the qualitative assessment and determined that the fair value of the Site and Access Solutions reporting unit was in excess of the net carrying value, and therefore, no impairment was required.
Income Taxes
We had total deferred tax assets of $70.2 million and $56.4 million at December 31, 2021 and 2020, respectively, with the increase primarily related to U.S. federal net operating loss carryforwards. A valuation allowance must be established to offset a deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized. We have considered future taxable income and tax planning strategies in assessing the need for our valuation allowance. At December 31, 2021, we had a total valuation allowance of $38.4 million, which includes a valuation allowance on $22.9 million of net operating loss carryforwards for certain U.S. federal, state and foreign jurisdictions, including Australia, as well as a valuation allowance of $5.2 million for certain foreign tax credits recognized related to the accounting for the impact of the Tax Act. Changes in the expected future generation of qualifying taxable income within these jurisdictions or in the realizability of other tax assets may result in an adjustment to the valuation allowance, which would be charged or credited to income in the period this determination was made.
We file income tax returns in the U.S. and several non-U.S. jurisdictions and are subject to examination in the various jurisdictions in which we file. We are no longer subject to income tax examinations for U.S. federal and substantially all state jurisdictions for years prior to 2014 and for substantially all foreign jurisdictions for years prior to 2008.
We are under examination by various tax authorities in countries where we operate, and certain foreign jurisdictions have challenged the amounts of taxes due for certain tax periods. These audits are in various stages of completion. We fully cooperate with all audits, but defend existing positions vigorously. We evaluate the potential exposure associated with various filing positions and record a liability for uncertain tax positions as circumstances warrant. Although we believe all tax positions are reasonable and properly reported in accordance with applicable tax laws and regulations in effect during the periods involved, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals.
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
Interest Rate Risk
At December 31, 2021, we had total principal amounts outstanding under financing arrangements of $115.0 million, including $86.5 million of borrowings under our ABL Facility and $6.0 million of borrowings under a U.K. term loan which are subject to variable interest rates as determined by the respective debt agreements. The weighted average interest rate at December 31, 2021 for the ABL Facility and the U.K. term loan was 1.6% and 3.4%, respectively. Based on the balance of variable rate debt at December 31, 2021, a 100 basis-point increase in short-term interest rates would have increased annual pre-tax interest expense by $0.9 million.
Foreign Currency Risk
Our principal foreign operations are conducted in certain areas of EMEA, Canada, Asia Pacific, and Latin America. We have foreign currency exchange risks associated with these operations, which are conducted principally in the foreign currency of the jurisdictions in which we operate including European euros, Canadian dollars, Kuwaiti dinar, Algerian dinar, Romanian new leu, British pounds, and Australian dollars. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Newpark Resources, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Newpark Resources, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Evaluation of Long-Lived Asset Impairment – Industrial Blending Asset Group – Refer to Notes 1 and 16 of the financial statements
Critical Audit Matter Description
The Company reviews property, plant and equipment, finite-lived intangible assets and certain other assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability is based upon expected undiscounted future net cash flows. Due to changes in operating environment and strategic evaluation impacting the Industrial Blending asset group, management reviewed the related assets for impairment during 2021 and determined that the estimated undiscounted cash flows exceeded the carrying value, and therefore, no impairment was required.
Estimating future net cash flows requires management to make judgments regarding long-term forecasts of future revenues and the related costs associated with the asset group subject to review. If changes in these assumptions occur, expectations regarding future net cash flows may change and an impairment may result.

We identified the estimation of the undiscounted future net cash flows of the Industrial Blending asset group as a critical audit matter due to the materiality of the property, plant and equipment balance, high degree of auditor judgment and an increased level of effort when performing audit procedures to evaluate the reasonableness of management’s assumptions in determining the undiscounted future net cash flows, including those related to revenue forecasts, and the weighted-probability approach utilized to determine the estimated future cash flows under various business development plans.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of the impairment model used to estimate the undiscounted future net cash flows of the Industrial Blending asset group included the following, among others:
•Evaluating the reasonableness of the identified triggering events to validate the timing of the asset impairment calculation.
•Testing the reasonableness of key assumptions used by management including revenue growth rates and EBITDA margins in the undiscounted future net cash flows determination.
•Performing sensitivity analyses of the key assumptions of revenue growth rates and costs as well as the weighted probabilities to evaluate the change in the undiscounted future net cash flows estimate that would result from changes in the assumptions.
•Testing the effectiveness of controls over the review of triggering events and management’s long-lived asset impairment evaluation.
/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2022

We have served as the Company’s auditor since 2008.

Newpark Resources, Inc.
Consolidated Balance Sheets
December 31,

(In thousands, except share data)	2021	2020
ASSETS
Cash and cash equivalents	$24,088	$24,197
Receivables, net	194,296	141,045
Inventories	155,341	147,857
Prepaid expenses and other current assets	14,787	15,081
Total current assets	388,512	328,180

Property, plant and equipment, net	260,256	277,696
Operating lease assets	27,569	30,969
Goodwill	47,283	42,444
Other intangible assets, net	24,959	25,428
Deferred tax assets	2,316	1,706
Other assets	1,991	2,769
Total assets	$752,886	$709,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$19,210	$67,472
Accounts payable	84,585	49,252
Accrued liabilities	46,597	36,934
Total current liabilities	150,392	153,658

Long-term debt, less current portion	95,593	19,690
Noncurrent operating lease liabilities	22,352	25,068
Deferred tax liabilities	11,819	13,368
Other noncurrent liabilities	10,344	9,376
Total liabilities	290,500	221,160

Commitments and contingencies (Note 15)

Common stock, $0.01 par value (200,000,000 shares authorized and 109,330,733 and 107,587,786 shares issued, respectively)	1,093	1,076
Paid-in capital	634,929	627,031
Accumulated other comprehensive loss	(61,480)	(54,172)
Retained earnings	24,345	50,937
Treasury stock, at cost (16,981,147 and 16,781,150 shares, respectively)	(136,501)	(136,840)
Total stockholders’ equity	462,386	488,032
Total liabilities and stockholders’ equity	$752,886	$709,192

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Operations
Years Ended December 31,

(In thousands, except per share data)	2021	2020	2019
Revenues
Product sales revenues	$484,300	$378,813	$654,006
Rental and service revenues	130,481	113,812	166,113
Total revenues	614,781	492,625	820,119
Cost of revenues
Cost of product sales revenues	434,405	384,519	568,388
Cost of rental and service revenues	95,147	88,739	116,350
Total cost of revenues	529,552	473,258	684,738
Selling, general and administrative expenses	94,445	86,604	113,394
Other operating (income) loss, net	(391)	(3,330)	170
Impairments and other charges	—	14,727	11,422
Operating income (loss)	(8,825)	(78,634)	10,395

Foreign currency exchange (gain) loss	(397)	3,378	(816)
Interest expense, net	8,805	10,986	14,369
(Gain) loss on extinguishment of debt	1,000	(419)	—
Loss before income taxes	(18,233)	(92,579)	(3,158)

Provision (benefit) for income taxes	7,293	(11,883)	9,788
Net loss	$(25,526)	$(80,696)	$(12,946)

Net loss per common share - basic	$(0.28)	$(0.89)	$(0.14)
Net loss per common share - diluted	$(0.28)	$(0.89)	$(0.14)

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31,

(In thousands)	2021	2020	2019

Net loss	$(25,526)	$(80,696)	$(12,946)
Foreign currency translation adjustments (net of tax benefit of $639, $293, $373)	(7,308)	2,086	(274)
Recognition of Brazil cumulative foreign currency translation losses	—	11,689	—
Comprehensive loss	$(32,834)	$(66,921)	$(13,220)

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Stockholders’ Equity

(In thousands)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total
Balance at January 1, 2019	$1,064	$617,276	$(67,673)	$148,802	$(129,788)	$569,681
Net loss	—	—	—	(12,946)	—	(12,946)
Employee stock options, restricted stock and employee stock purchase plan	3	(8,290)	—	(1,737)	9,599	(425)
Stock-based compensation expense	—	11,640	—	—	—	11,640
Treasury shares purchased at cost	—	—	—	—	(19,031)	(19,031)
Foreign currency translation, net of tax	—	—	(274)	—	—	(274)
Balance at December 31, 2019	1,067	620,626	(67,947)	134,119	(139,220)	548,645
Cumulative effect of accounting change	—	—	—	(735)	—	(735)
Net loss	—	—	—	(80,696)	—	(80,696)
Employee stock options, restricted stock and employee stock purchase plan	9	(173)	—	(1,751)	2,380	465
Stock-based compensation expense	—	6,578	—	—	—	6,578
Foreign currency translation, net of tax	—	—	2,086	—	—	2,086
Recognition of Brazil cumulative foreign currency translation losses	—	—	11,689	—	—	11,689
Balance at December 31, 2020	1,076	627,031	(54,172)	50,937	(136,840)	488,032
Net loss	—	—	—	(25,526)	—	(25,526)
Employee stock options, restricted stock and employee stock purchase plan	17	(28)	—	(1,066)	339	(738)
Stock-based compensation expense	—	7,926	—	—	—	7,926
Foreign currency translation, net of tax	—	—	(7,308)	—	—	(7,308)
Balance at December 31, 2021	$1,093	$634,929	$(61,480)	$24,345	$(136,501)	$462,386

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31,

(In thousands)	2021	2020	2019
Cash flows from operating activities:
Net loss	$(25,526)	$(80,696)	$(12,946)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Impairments and other non-cash charges	—	25,072	11,422
Depreciation and amortization	42,225	45,314	47,144
Stock-based compensation expense	7,926	6,578	11,640
Provision for deferred income taxes	(1,209)	(18,850)	(4,250)
Credit loss expense	664	1,427	1,792
Gain on sale of assets	(7,182)	(6,531)	(10,801)
Gain on insurance recovery	(849)	—	—
(Gain) loss on extinguishment of debt	1,000	(419)	—
Amortization of original issue discount and debt issuance costs	3,707	5,152	6,188
Change in assets and liabilities:
(Increase) decrease in receivables	(61,283)	70,994	40,182
(Increase) decrease in inventories	(10,336)	39,889	699
Increase in other assets	(726)	(686)	(1,032)
Increase (decrease) in accounts payable	36,341	(29,457)	(8,318)
Increase (decrease) in accrued liabilities and other	12,235	(1,996)	(9,434)
Net cash provided by (used in) operating activities	(3,013)	55,791	72,286

Cash flows from investing activities:
Capital expenditures	(21,793)	(15,794)	(44,806)
Business acquisitions, net of cash acquired	(13,434)	—	(18,692)
Proceeds from sale of property, plant and equipment	15,999	12,399	13,734
Proceeds from insurance property claim	1,753	—	—
Net cash used in investing activities	(17,475)	(3,395)	(49,764)

Cash flows from financing activities:
Borrowings on lines of credit	286,154	173,794	327,983
Payments on lines of credit	(208,575)	(221,781)	(335,613)
Purchases of Convertible Notes	(28,137)	(29,124)	—
Payment on Convertible Notes	(38,567)	—	—
Proceeds from term loan	8,258	—	—
Proceeds from financing obligation	8,004	—	—
Debt issuance costs	(295)	—	(1,214)
Proceeds from employee stock plans	—	—	1,314
Purchases of treasury stock	(1,448)	(333)	(21,737)
Other financing activities	(3,986)	(497)	(259)
Net cash provided by (used in) financing activities	21,408	(77,941)	(29,526)

Effect of exchange rate changes on cash	(1,779)	(970)	(399)

Net decrease in cash, cash equivalents, and restricted cash	(859)	(26,515)	(7,403)
Cash, cash equivalents, and restricted cash at beginning of year	30,348	56,863	64,266
Cash, cash equivalents, and restricted cash at end of year	$29,489	$30,348	$56,863

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
We are a geographically diversified supplier providing environmentally-sensitive products, as well as rentals and services to customers across multiple industries. We operate our business through two reportable segments: Fluids Systems and Industrial Solutions. Our Fluids Systems segment provides customized drilling, completion, and stimulation fluids products and related technical services to oil and natural gas exploration and production (“E&P”) customers primarily in North America and Europe, the Middle East and Africa (“EMEA”), as well as certain countries in Asia Pacific and Latin America. Our Industrial Solutions segment includes our Site and Access Solutions business, along with our Industrial Blending operations. Site and Access Solutions provides temporary worksite access, including the rental of our manufactured recyclable composite matting systems, along with related site construction and services to customers in various markets including power transmission, E&P, pipeline, renewable energy, petrochemical, construction and other industries, primarily in the United States and Europe. We also sell our manufactured recyclable composite mats to customers around the world, with power transmission being the primary end-market.
Use of Estimates and Market Risks. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates used in preparing our consolidated financial statements include, but are not limited to the following: estimated cash flows and fair values used for impairments of long-lived assets, including goodwill and other intangibles, and valuation allowances for deferred tax assets.
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
We review property, plant and equipment, finite-lived intangible assets and certain other assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We assess recoverability based on the undiscounted future net cash flows expected from the use and eventual disposition of such asset. Should the review indicate that the carrying value is not fully recoverable, the amount of impairment loss is determined by comparing the carrying value to the estimated fair value.
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

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Foreign Currency Translation. The functional currency for substantially all international subsidiaries is their respective local currency. Financial statements for these international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rates in effect during the respective period for revenues and expenses. Exchange rate adjustments resulting from translation of foreign currency financial statements of our international subsidiaries are reflected in accumulated other comprehensive loss in stockholders’ equity until such time that the international subsidiary is sold or liquidation is substantially complete, at which time the related accumulated adjustments would be reclassified into income. Exchange rate adjustments resulting from foreign currency denominated transactions are recorded in income. At December 31, 2021 and 2020, accumulated other comprehensive loss related to foreign subsidiaries reflected in stockholders’ equity was $61.5 million and $54.2 million, respectively.
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

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

New Accounting Pronouncements
Standards Adopted in 2021
Income Taxes: Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued new guidance intended to simplify various aspects related to accounting for income taxes. We adopted this new guidance as of January 1, 2021. The adoption of this new guidance had no material impact on our financial statements or related disclosures.
Standards Adopted in 2020
Credit Losses: In 2016, the FASB issued new guidance which requires financial assets measured at amortized cost basis, including trade receivables, to be presented at the net amount expected to be collected. The new guidance requires an entity to estimate its lifetime “expected credit loss” for such assets at inception, which will generally result in the earlier recognition of allowances for losses. We adopted this new guidance as of January 1, 2020 using the modified retrospective transition method, and recorded a net reduction of $0.7 million to opening retained earnings to reflect the cumulative effect of adoption. Results for reporting periods beginning after December 31, 2019 are presented under the new guidance, while prior period amounts were not adjusted and continue to be reported in accordance with previous guidance. See Note 7 for additional required disclosures.
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

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2 — Business Combinations
In December 2021, we acquired certain assets and assumed certain liabilities of Lentzcaping, Inc. and Lentzcaping, LLC (together, "Lentzcaping"). Lentzcaping has been a valued partner for Newpark in recent years, primarily serving utility transmission customers in the Northeast U.S. and providing a variety of complementary services, including worksite planning and preparation, temporary access, and worksite restoration. The purchase price for this acquisition was $13.5 million, net of cash acquired, and was funded with borrowings under the ABL Facility. The results of operations of Lentzcaping are reported within the Industrial Solutions segment for the period subsequent to the date of the acquisition.
The Lentzcaping transaction has been recorded using the acquisition method of accounting and accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The acquisition resulted in the recognition of $3.3 million in other intangible assets, consisting primarily of customer relationships and tradename. The customer relationships and tradename are finite-lived intangible assets that are expected to be amortized over periods of 15 years and 2 years, respectively. In addition, the acquisition resulted in the recognition of a $2.1 million intangible liability that will be amortized to operating expense over the 7-year contract term. The excess of the total consideration was recorded as goodwill, which is deductible for tax purposes. The fair values of the identifiable assets acquired and liabilities assumed were based on our estimates and assumptions using various market, income, and cost valuation approaches, which are classified within level 3 of the fair value hierarchy.
The following table summarizes the preliminary amounts recognized for the assets acquired and liabilities assumed as of the December 17, 2021 acquisition date.

(In thousands)
Receivables	$2,807
Intangible assets	3,330
Property, plant and equipment	4,765
Other assets	346
Total assets acquired	11,248

Intangible liability	2,065
Other liabilities	604
Total liabilities assumed	2,669

Net assets purchased	8,579
Goodwill	4,871
Total purchase consideration	13,450

Net cash conveyed at closing	13,434
Due to seller	16
Total purchase consideration	$13,450
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

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3 — Inventories
Inventories consisted of the following at December 31:

(In thousands)	2021	2020
Raw materials:
Fluids Systems	$119,242	$98,974
Industrial Solutions	4,939	6,315
Total raw materials	124,181	105,289
Blended fluids systems components	27,793	31,744
Finished goods — mats	3,367	10,824
Total inventories	$155,341	$147,857
Raw materials for the Fluids Systems segment consist primarily of barite, chemicals, and other additives that are consumed in the production of our fluids systems. Raw materials for the Industrial Solutions segment consist primarily of resins, chemicals, and other materials used to manufacture composite mats and cleaning products, as well as materials that are consumed in providing spill containment and other services to our customers. Our blended fluids systems components consist of base fluids systems that have been either mixed internally at our blending facilities or purchased from third-party vendors. These base fluids systems require raw materials to be added, as needed to meet specified customer requirements.
Fluids Systems segment cost of revenues for 2020 includes $10.3 million of total charges for inventory write-downs, primarily attributable to the reduction in carrying values of certain inventory to their net realizable value.
Note 4 — Property, Plant and Equipment
Property, plant and equipment consisted of the following at December 31:

(In thousands)	2021	2020
Land	$11,820	$11,901
Buildings and improvements	118,395	122,961
Machinery and equipment	282,258	285,678
Computer hardware and software	48,389	46,801
Furniture and fixtures	5,879	5,955
Construction in progress	8,194	6,958
	474,935	480,254
Less accumulated depreciation	(287,046)	(268,862)
	187,889	211,392

Composite mats (rental fleet)	135,975	126,617
Less accumulated depreciation - composite mats	(63,608)	(60,313)
	72,367	66,304

Property, plant and equipment, net	$260,256	$277,696

Depreciation expense was $38.5 million, $40.9 million, and $42.8 million in 2021, 2020 and 2019, respectively. Fluids Systems segment includes a $3.0 million impairment charge for 2020, attributable to the abandonment of certain property, plant and equipment.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5 — Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill by reportable segment are as follows:

(In thousands)	Fluids Systems	Industrial Solutions	Total
Balance at December 31, 2019	$—	$42,332	$42,332
Effects of foreign currency	—	112	112
Balance at December 31, 2020	—	42,444	42,444
Acquisition	—	4,871	4,871
Effects of foreign currency	—	(32)	(32)
Balance at December 31, 2021	$—	$47,283	$47,283
We completed the annual evaluation of the carrying value of our goodwill and other indefinite-lived intangible assets as of November 1, 2021 and determined that the fair value was in excess of the net carrying value, and therefore, no impairment was required.
In March 2020, primarily as a result of the collapse in oil prices and the expected declines in the U.S. land E&P markets, along with a significant decline in the quoted market prices of our common stock, we considered these developments to be a potential indicator of impairment that required us to complete an interim goodwill impairment evaluation. As such, in March 2020, we estimated the fair value of our Site and Access Solutions reporting unit based on our current forecasts and expectations for market conditions and determined that even though the estimated fair value had decreased from our 2019 annual evaluation, the fair value remained substantially in excess of its net carrying value, and therefore, no impairment was required. During the second quarter and third quarter of 2020, we determined that there were no further indicators of events or changes in circumstances that would more likely than not reduce the fair value below its carrying amount. We completed the annual evaluation of the carrying value of our goodwill and other indefinite-lived intangible assets as of November 1, 2020 and determined that the fair value was in excess of the net carrying value, and therefore, no impairment was required.
In 2019, as a result of the decline in drilling activities and the projection of continued softness in the U.S. land market, as well as the decline in the quoted market prices of our common stock, we determined that it was more likely than not that the carrying value of our Fluids Systems reporting unit exceeded its estimated fair value such that goodwill was potentially impaired. As a result, we completed the evaluation to measure the amount of goodwill impairment determining a full impairment of goodwill related to the Fluids Systems reporting unit was required. As such, in the fourth quarter of 2019, we recognized an $11.4 million non-cash impairment charge to write-off all the goodwill related to the Fluids Systems reporting unit.
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
Other intangible assets consisted of the following:

	December 31, 2021			December 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
Technology related	$20,315	$(9,201)	$11,114	$20,398	$(7,958)	$12,440
Customer related	37,176	(23,843)	13,333	33,891	(21,458)	12,433
Total amortizing intangible assets	57,491	(33,044)	24,447	54,289	(29,416)	24,873

Permits and licenses	512	—	512	555	—	555
Total indefinite-lived intangible assets	512	—	512	555	—	555
Total intangible assets	$58,003	$(33,044)	$24,959	$54,844	$(29,416)	$25,428
Total amortization expense related to other intangible assets was $3.7 million, $4.5 million and $4.4 million in 2021, 2020 and 2019, respectively.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In December 2021, we completed the acquisition of Lentzcaping, which resulted in additions to amortizable intangible assets of $3.3 million. See Note 2 for additional information.
Estimated future amortization expense for the years ended December 31 is as follows:

(In thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Technology related	$1,245	$1,073	$1,051	$1,049	$1,049	$5,647	$11,114
Customer related	2,785	2,260	1,843	1,533	1,268	3,644	13,333
Total future amortization expense	$4,030	$3,333	$2,894	$2,582	$2,317	$9,291	$24,447
The weighted average amortization period for technology related and customer related intangible assets is 14 years and 13 years, respectively.
Note 6 — Financing Arrangements
Financing arrangements consisted of the following:

	December 31, 2021			December 31, 2020
(In thousands)	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt
Convertible Notes	$—	$—	$—	$66,912	$(4,221)	$62,691
ABL Facility	86,500	—	86,500	19,100	—	19,100
Term loan	6,094	(110)	5,984	—	—	—
Financing obligation	6,688	(78)	6,610	—	—	—
Other debt	15,709	—	15,709	5,371	—	5,371
Total debt	114,991	(188)	114,803	91,383	(4,221)	87,162
Less: current portion	(19,210)	—	(19,210)	(71,693)	4,221	(67,472)
Long-term debt	$95,781	$(188)	$95,593	$19,690	$—	$19,690

Convertible Notes. In December 2016, we issued $100.0 million of unsecured convertible senior notes (“Convertible Notes”) that matured on December 1, 2021. The notes bore interest at a rate of 4.0% per year, payable semiannually in arrears on June 1 and December 1 of each year. The conversion rate was 107.1381 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of $9.33 per share of common stock), subject to adjustment in certain circumstances.
During 2020, we repurchased $33.1 million of our Convertible Notes in the open market for a total cost of $29.1 million, and recognized a net gain of $0.4 million reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including original issue discount and debt issuance costs. During 2021, we repurchased $28.3 million of our Convertible Notes in the open market for a total cost of $28.1 million, and recognized a net loss of $1.0 million reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including original issue discount and debt issuance costs. The remaining $38.6 million of our Convertible Notes were repaid at maturity in December 2021.
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
As of December 31, 2021, our total availability under the ABL Facility was $116.3 million, of which $86.5 million was drawn and $1.1 million was used for outstanding letters of credit, resulting in remaining availability of $28.7 million. As of February 24, 2022, our total availability under the ABL Facility was $124.7 million, of which $83.7 million was drawn and $1.1 million was used for outstanding letters of credit, resulting in remaining availability of $39.9 million.
Borrowing availability under the ABL Facility is calculated based on eligible U.S. accounts receivable, inventory, and, subject to satisfaction of certain financial covenants as described below, composite mats included in the rental fleet, net of reserves and limits on such assets included in the borrowing base calculation. To the extent pledged by us, the borrowing base

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Under the terms of the ABL Facility, we may elect to borrow at a variable interest rate based on either, (1) LIBOR subject to a floor of zero or (2) a base rate equal to the highest of: (a) the federal funds rate plus 50 basis points, (b) the prime rate of Bank of America, N.A. and (c) LIBOR, subject to a floor of zero, plus 100 basis points, plus, in each case, an applicable margin per annum. The applicable margin ranges from 150 to 200 basis points for LIBOR borrowings, and 50 to 100 basis points for base rate borrowings, based on the consolidated fixed charge coverage ratio as defined in the ABL Facility. As of December 31, 2021, the applicable margin for borrowings under our ABL Facility was 150 basis points with respect to LIBOR borrowings and 50 basis points with respect to base rate borrowings. The weighted average interest rate for outstanding borrowings under the ABL Facility was 1.6% at December 31, 2021. In addition, we are required to pay a commitment fee on the unused portion of the ABL Facility ranging from 25 to 37.5 basis points, based on the level of outstanding borrowings, as defined in the ABL Facility. As of December 31, 2021, the applicable commitment fee was 37.5 basis points.
The ABL Facility is a senior secured obligation, secured by first liens on substantially all of our U.S. tangible and intangible assets, and a portion of the capital stock of our non-U.S. subsidiaries has also been pledged as collateral. The ABL Facility contains customary operating covenants and certain restrictions including, among other things, those relating to the incurrence of additional debt, liens, dividends, asset sales, investments, mergers, acquisitions, affiliate transactions, stock repurchases and other restricted payments. The ABL Facility also requires a minimum consolidated fixed charge coverage ratio of 1.0 to 1.0 calculated based on a trailing twelve-month period if availability under the ABL Facility falls below $22.5 million. In addition, the ABL Facility contains customary events of default, including, without limitation, a failure to make payments under the facility, acceleration of more than $25.0 million of other indebtedness, certain bankruptcy events, and certain change of control events.
Other Debt. In August 2021, we completed sale-leaseback transactions related to certain vehicles and other equipment for net proceeds of approximately $7.9 million. The transactions have been accounted for as financing arrangements as they did not qualify for sale accounting. As a result, the vehicles and other equipment continue to be reflected on our balance sheet in property, plant and equipment, net. The financing arrangements have a weighted average annual interest rate of 5.4% and are payable in monthly installments with varying maturities through October 2025. We had $6.7 million in financing obligations outstanding under these arrangements at December 31, 2021.
In February 2021, a U.K. subsidiary entered a £6.0 million (approximately $8.3 million) term loan facility that matures in February 2024. The term loan bears interest at a rate of LIBOR plus a margin of 3.4% per year, payable in quarterly installments of £375,000 plus interest beginning March 2021 and a £1.5 million payment due at maturity. Effective January 1, 2022, the term loan bears interest at a rate of SONIA plus a margin of 3.5% per year. We had $6.1 million outstanding under this arrangement at December 31, 2021.
Certain of our foreign subsidiaries maintain local credit arrangements consisting primarily of lines of credit or overdraft facilities which are generally renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. We had $11.8 million and $3.5 million outstanding under these arrangements at December 31, 2021 and 2020, respectively.
We incurred net interest expense of $8.8 million, $11.0 million and $14.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. There was no capitalized interest for the years ended December 31, 2021, 2020 or 2019. As of December 31, 2021, we had scheduled repayments for financing arrangements of approximately $19 million in 2022, $5 million in 2023, and $91 million in 2024.
Note 7 — Fair Value of Financial Instruments and Concentrations of Credit Risk
Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, receivables, payables, and debt. We believe the carrying values of these instruments, with the exception of our Convertible Notes at December 31, 2020, approximated their fair values at December 31, 2021 and 2020. The estimated fair value of our Convertible Notes was $61.1 million at December 31, 2020, based on quoted market prices at such date.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk primarily consist of cash and trade accounts receivable. At December 31, 2021, substantially all of our cash deposits were held by our international subsidiaries in accounts at numerous financial institutions across the various regions in which we operate. A majority of the cash was held in accounts that maintain deposit ratings of P-1 by Moody’s, A-1 by Standard & Poor’s, and F1 by Fitch. As part of our investment strategy, we perform periodic evaluations of the relative credit standing of these financial institutions.
Customer Revenue Concentration
We derive a significant portion of our revenues and profitability from companies in the energy industry, and more specifically, customers in the E&P and utility sectors. Our E&P customer base consists primarily of mid-sized and international oil companies as well as government-owned or government-controlled oil companies operating in the markets that we serve. Our utility customer base consists primarily of large regulated electrical utility providers, as well as power transmission service providers. For 2021, 2020 and 2019, revenues from our 20 largest customers represented approximately 39%, 49% and 42%, respectively, of our consolidated revenues. For 2021, 2020 and 2019, no single customer accounted for more than 10% of our consolidated revenues.
Receivables
Receivables consisted of the following at December 31:

(In thousands)	2021	2020
Trade receivables:
Gross trade receivables	$185,065	$133,717
Allowance for credit losses	(4,587)	(5,024)
Net trade receivables	180,478	128,693
Income tax receivables	4,167	6,545
Other receivables	9,651	5,807
Total receivables, net	$194,296	$141,045

Other receivables include $5.7 million and $4.4 million for value added, goods and service taxes related to foreign jurisdictions as of December 31, 2021 and 2020, respectively. Other receivables at December 31, 2021 also includes $1.9 million for an insurance claim.
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
Changes in our allowance for credit losses were as follows:

(In thousands)	2021	2020	2019
Balance at beginning of year	$5,024	$6,007	$10,034
Cumulative effect of accounting change	—	959	—
Credit loss expense	664	1,427	1,792
Write-offs, net of recoveries	(1,101)	(3,369)	(5,819)
Balance at end of year	$4,587	$5,024	$6,007

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
Leases consisted of the following at December 31:

(In thousands)	Balance Sheet Classification	2021	2020
Assets:
Operating	Operating lease assets	$27,569	$30,969
Finance	Property, plant and equipment, net	1,709	942
Total lease assets		$29,278	$31,911
Liabilities:
Current:
Operating	Accrued liabilities	$6,494	$6,888
Finance	Current debt	682	353
Noncurrent:
Operating	Noncurrent operating lease liabilities	$22,352	$25,068
Finance	Long-term debt, less current portion	1,041	590
Total lease liabilities		$30,569	$32,899
Total operating lease expenses were $24.4 million for 2021, of which $14.2 million related to short-term leases and $10.2 million related to leases recognized in the balance sheet. Total operating lease expenses were $25.8 million and $30.1 million for 2020 and 2019, respectively. Total operating lease expenses approximate cash paid during each period. Amortization and interest for finance leases are not material. Operating lease expenses and amortization of leased assets for finance leases are included in either cost of revenues or selling, general and administrative expenses. Interest for finance leases is included in interest expense, net.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The maturity of lease liabilities as of December 31, 2021 is as follows:

(In thousands)	Operating Leases	Finance Leases	Total
2022	$7,678	$722	$8,400
2023	5,066	587	5,653
2024	3,629	325	3,954
2025	2,999	156	3,155
2026	2,951	2	2,953
Thereafter	11,763	—	11,763
Total lease payments	34,086	1,792	35,878
Less: Interest	5,240	69	5,309
Present value of lease liabilities	$28,846	$1,723	$30,569

During 2021, we entered into $6.5 million and $1.2 million of new operating lease liabilities and finance lease liabilities, respectively, in exchange for leased assets.

Lease Term and Discount Rate	December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	7.1
Finance leases	2.8
Weighted-average discount rate
Operating leases	4.8%
Finance leases	4.1%
Note 9 — Income Taxes
    The provision (benefit) for income taxes was as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Current:
U.S. Federal	$773	$1,591	$1,892
State	525	365	706
Foreign	7,204	5,011	11,440
Total current	8,502	6,967	14,038
Deferred:
U.S. Federal	547	(16,309)	(2,926)
State	(545)	598	1,181
Foreign	(1,211)	(3,139)	(2,505)
Total deferred	(1,209)	(18,850)	(4,250)
Total provision (benefit) for income taxes	$7,293	$(11,883)	$9,788

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

 Income (loss) before income taxes was as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
U.S.	$(36,250)	$(92,838)	$(15,270)
Foreign	18,017	259	12,112
Loss before income taxes	$(18,233)	$(92,579)	$(3,158)
The effective income tax rate is reconciled to the statutory federal income tax rate as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Income tax expense (benefit) at federal statutory rate	$(3,829)	$(19,442)	$(663)
Recognition of Brazil cumulative foreign currency translation losses	—	2,456	—
Nondeductible goodwill impairment	—	—	2,401
Nondeductible executive compensation	999	170	756
Other nondeductible expenses	557	616	1,506
Stock-based compensation	880	1,602	(248)
Different rates on earnings of foreign operations	(115)	274	463
Dividend taxes on unremitted earnings	980	322	1,609
U.S. tax on foreign earnings	—	—	1,215
Change in valuation allowance	10,416	2,226	1,272
State tax expense (benefit), net	(1,302)	196	430
Other items, net	(1,293)	(303)	1,047
Total provision (benefit) for income taxes	$7,293	$(11,883)	$9,788
The provision for income taxes was $7.3 million for 2021, despite reporting a pretax loss for the year, primarily reflecting the impact of the geographic composition of our pretax loss. The tax expense primarily relates to earnings from our international operations since we are currently unable to recognize the tax benefit from our U.S. losses as they may not be realized. The benefit for income taxes was $11.9 million for 2020 reflecting an effective tax benefit rate of 13%. This result primarily reflects the impact of the $11.7 million non-cash recognition of cumulative foreign currency translation losses related to the substantial liquidation of our subsidiary in Brazil and other nondeductible expenses, as well as the impact of the geographic composition of our pretax loss, where the tax benefit from losses in the U.S was partially offset by the tax expense related to earnings from our international operations. The provision for income taxes was $9.8 million for 2019 despite reporting a small pretax loss for the year. This result reflects the impact of the $11.4 million nondeductible goodwill impairment and other nondeductible expenses, as well as the impact of the geographic composition of our pretax loss, where tax expense related to earnings from our international operations is only partially offset by the tax benefit from losses in the U.S.
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
The CARES Act also permits most companies to defer paying their portion of certain applicable payroll taxes from the date the CARES Act was signed into law through December 31, 2020. The deferred amount is due in two equal installments on December 31, 2021 and December 31, 2022. We paid the first installment in December 2021, and the remaining deferred amount of applicable payroll taxes was $1.6 million at December 31, 2021.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities consisted of the following at December 31:

(In thousands)	2021	2020
Deferred tax assets:
Net operating losses	$38,746	$25,990
Foreign tax credits	8,330	6,690
Accruals not currently deductible	4,393	5,121
Unrealized foreign exchange losses, net	4,590	3,750
Stock-based compensation	1,856	2,238
Capitalized inventory costs	1,706	3,111
Other	10,534	9,456
Total deferred tax assets	70,155	56,356
Valuation allowance	(38,406)	(26,250)
Total deferred tax assets, net of allowances	31,749	30,106
Deferred tax liabilities:
Accelerated depreciation and amortization	(31,816)	(29,587)
Tax on unremitted earnings	(8,214)	(9,765)
Original issue discount on Convertible Notes	—	(804)
Other	(1,222)	(1,612)
Total deferred tax liabilities	(41,252)	(41,768)
Total net deferred tax liabilities	$(9,503)	$(11,662)

Noncurrent deferred tax assets	$2,316	$1,706
Noncurrent deferred tax liabilities	(11,819)	(13,368)
Net deferred tax liabilities	$(9,503)	$(11,662)

We have U.S. federal income tax net operating loss carryforwards (“NOLs”) of approximately $100.9 million available to reduce future U.S. taxable income, which do not expire. We also have state NOLs of approximately $208.0 million available to reduce future state taxable income, including approximately $147.8 million which do not expire and approximately $60.2 million which expire in varying amounts beginning in 2022 through 2041. Foreign NOLs of approximately $21.5 million are available to reduce future taxable income, some of which expire beginning in 2022.
The realization of our net deferred tax assets is dependent on our ability to generate taxable income in future periods. At December 31, 2021 and 2020, we have recorded a valuation allowance in the amount of $38.4 million and $26.3 million, respectively, primarily related to certain U.S. federal, state, and foreign NOL carryforwards, including Australia, as well as for certain foreign tax credits recognized related to the accounting for the impact of the 2017 U.S. Tax Cuts and Jobs Act (“Tax Act”), which may not be realized.
We file income tax returns in the U.S. and several non-U.S. jurisdictions and are subject to examination in the various jurisdictions in which we file. We are no longer subject to income tax examinations for U.S. federal and substantially all state jurisdictions for years prior to 2014 and for substantially all foreign jurisdictions for years prior to 2008.
We are under examination by various tax authorities in countries where we operate, and certain foreign jurisdictions have challenged the amounts of taxes due for certain tax periods. These audits are in various stages of completion. We fully cooperate with all audits, but defend existing positions vigorously. We evaluate the potential exposure associated with various filing positions and record a liability for uncertain tax positions as circumstances warrant. Although we believe all tax positions are reasonable and properly reported in accordance with applicable tax laws and regulations in effect during the periods involved, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the beginning and ending provision for uncertain tax positions is as follows:

(In thousands)	2021	2020	2019
Balance at January 1	$213	$291	$223
Additions (reductions) for tax positions of prior years	(6)	(6)	68
Additions (reductions) for tax positions of current year	306	—	—
Reductions for settlements with tax authorities	—	—	—
Reductions for lapse of statute of limitations	(28)	(72)	—
Balance at December 31	$485	$213	$291
Approximately $0.5 million of unrecognized tax benefits at December 31, 2021, if recognized, would favorably impact the effective tax rate.
We recognize accrued interest and penalties related to uncertain tax positions in operating expenses. The amount of interest and penalties was immaterial for all periods presented.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 10 — Capital Stock
Common Stock
Changes in outstanding common stock were as follows:

(In thousands of shares)	2021	2020	2019
Outstanding, beginning of year	107,588	106,697	106,363
Shares issued for exercise of options	—	—	281
Shares issued for time vested restricted stock (net of forfeitures)	1,368	740	53
Shares issued for employee stock purchase plan	375	151	—
Outstanding, end of year	109,331	107,588	106,697

Outstanding shares of common stock include shares held as treasury stock totaling 16,981,147, 16,781,150 and 16,958,418 as of December 31, 2021, 2020 and 2019, respectively.
Preferred Stock
We are authorized to issue up to 1,000,000 shares of preferred stock, $0.01 par value. There were no outstanding shares of preferred stock as of December 31, 2021, 2020 or 2019.
Treasury Stock
During 2021, 2020 and 2019, we repurchased 419,114, 153,151 and 381,041 shares, respectively, for an aggregate price of $1.4 million, $0.3 million and $2.7 million, respectively, representing employee shares surrendered in lieu of taxes under vesting of restricted stock awards. All of the shares repurchased are held as treasury stock.
During 2021, 2020 and 2019, we reissued 219,117, 330,419 and 1,491,408 shares of treasury stock pursuant to various stock plans.
Repurchase Program
In November 2018, our Board of Directors authorized changes to our securities repurchase program. These changes increased the authorized amount under the repurchase program to $100.0 million, available for repurchases of any combination of our common stock and our Convertible Notes.
Our repurchase program authorizes us to purchase outstanding shares of our common stock or Convertible Notes in the open market or as otherwise determined by management, subject to certain limitations under the ABL Facility and other factors. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows, available cash on hand, and borrowings under our ABL Facility. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. As of December 31, 2021, we had $23.8 million remaining under the program.
During 2021, we repurchased $28.3 million of our Convertible Notes in the open market under the repurchase program for a total cost of $28.1 million. During 2020, we repurchased $33.1 million of our Convertible Notes in the open market under the repurchase program for a total cost of $29.1 million. There were no Convertible Notes repurchased under the program during 2019.
There were no shares of common stock repurchased under the repurchase program during 2021 or 2020. During 2019, we repurchased an aggregate of 2,537,833 shares of our common stock under our repurchase program for a total cost of $19.0 million.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 11 — Earnings Per Share
The following table presents the reconciliation of the numerator and denominator for calculating net income (loss) per share:

	Year Ended December 31,
(In thousands, except per share data)	2021	2020	2019
Numerator
Net loss - basic and diluted	$(25,526)	$(80,696)	$(12,946)

Denominator
Weighted average common shares outstanding - basic	91,460	90,198	89,782
Dilutive effect of stock options and restricted stock awards	—	—	—
Dilutive effect of Convertible Notes	—	—	—
Weighted average common shares outstanding - diluted	91,460	90,198	89,782

Net loss per common share
Basic	$(0.28)	$(0.89)	$(0.14)
Diluted	$(0.28)	$(0.89)	$(0.14)

We excluded the following weighted-average potential shares from the calculations of diluted net loss per share during the applicable periods because their inclusion would have been anti-dilutive:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Stock options and restricted stock awards	5,754	5,238	5,312

For 2021, 2020 and 2019, we excluded all potentially dilutive stock options and restricted stock awards in calculating diluted earnings per share as the effect was anti-dilutive due to the net loss incurred for these periods. The Convertible Notes, which matured in December 2021, only impacted the calculation of diluted net income per share in periods that the average price of our common stock, as calculated in accordance with the terms of the indenture governing the Convertible Notes, exceeded the conversion price of $9.33 per share.
Note 12 — Stock-Based Compensation and Other Benefit Plans
The following describes stockholder approved plans utilized by us for the issuance of stock-based awards.
2014 Non-Employee Directors’ Restricted Stock Plan
In May 2014, our stockholders approved the 2014 Non-Employee Directors’ Restricted Stock Plan (“2014 Director Plan”) which authorizes grants of restricted stock to non-employee directors. Each restricted share granted to a non-employee director vests in full on the earlier of the day prior to the next annual meeting of stockholders following the grant date or the first anniversary of the grant. In May 2021, our stockholders approved an amendment to the 2014 Director Plan to increase the number of shares authorized for issuance under the 2014 Director Plan from 1,000,000 to 1,200,000 shares. At December 31, 2021, 146,527 shares remained available for grant under the 2014 Director Plan. During 2021, non-employee directors received 210,367 shares of restricted stock at a weighted average grant-date fair value of $3.28 per share and cash-based awards of $0.2 million.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2015 Employee Equity Incentive Plan
In May 2015, our stockholders approved the 2015 Employee Equity Incentive Plan (“2015 Plan”) pursuant to which the Compensation Committee of our Board of Directors (“Compensation Committee”) may grant to key employees, including executive officers and other corporate and divisional employees, a variety of forms of equity-based compensation, including options to purchase shares of common stock, shares of restricted common stock, restricted stock units, stock appreciation rights, other stock-based awards, and performance-based awards. In May 2021, our stockholders approved an amendment to the 2015 Plan to increase the number of shares authorized for issuance under the 2015 Plan from 12,300,000 to 14,300,000 shares. At December 31, 2021, 1,673,140 shares remained available for grant under the 2015 Plan.
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
The following table summarizes activity for our outstanding stock options for the year ended December 31, 2021:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at beginning of period	2,297,702	$7.34
Granted	—	—
Exercised	—	—
Expired or canceled	(500,826)	8.29
Outstanding at end of period	1,796,876	$7.08	2.94	$—

Vested or expected to vest at end of period	1,796,876	$7.08	2.94	$—
Options exercisable at end of period	1,796,876	$7.08	2.94	$—
There were no options exercised during the years ended December 31, 2021 and 2020. For the year ended December 31, 2019, the total intrinsic value of options exercised was $1.6 million, while cash from option exercises totaled $1.3 million. There was no compensation cost recognized for stock options for the years ended December 31, 2021 and 2020. For the year ended December 31, 2019, total compensation cost recognized for stock options was $1.3 million. For the year ended December 31, 2019, we recognized tax benefits resulting from the exercise of stock options totaling $0.3 million.
Performance-Based Restricted Stock Units
In 2016, performance-based restricted stock units were awarded to executive officers and were to be settled in shares of common stock based on the relative ranking of our total shareholder return (“TSR”) as compared to the TSR of our designated peer group over a three-year period. The ending TSR price is equal to the average closing price of our shares over the last 30-calendar days of the performance period. There have been no performance-based restricted stock units granted since

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2016 or outstanding since 2019. There was no compensation cost recognized for performance-based restricted stock units for the years ended December 31, 2021 and 2020. For the year ended December 31, 2019, total compensation cost recognized for performance-based restricted stock units was $0.1 million.
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
The following tables summarize the activity for our outstanding time-vested restricted stock awards and restricted stock units for the year ended December 31, 2021:

Nonvested Restricted Stock Awards (Time-Vesting)	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2021	181,886	$3.12
Granted	210,367	3.28
Vested	(156,886)	2.06
Forfeited	—	—
Nonvested at December 31, 2021	235,367	$3.97

Nonvested Restricted Stock Units (Time-Vesting)	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2021	3,530,366	$4.01
Granted	2,859,177	3.20
Vested	(1,377,181)	4.80
Forfeited	(373,101)	3.87
Nonvested at December 31, 2021	4,639,261	$3.29
Total compensation cost recognized for restricted stock awards and restricted stock units was $7.7 million, $6.3 million and $9.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. Total unrecognized compensation cost at December 31, 2021 related to restricted stock awards and restricted stock units was approximately $8.7 million which is expected to be recognized over the next 2.0 years. During the years ended December 31, 2021, 2020 and 2019, the total fair value of shares vested was $5.3 million, $1.9 million and $7.2 million, respectively. For the years ended December 31, 2021, 2020 and 2019, we recognized tax benefits resulting from the vesting of restricted stock awards and units of $1.1 million, $0.4 million and $1.9 million, respectively.
Cash-Based Awards
The Compensation Committee also approved the issuance of cash-based awards to certain executive officers during 2021, 2020 and 2019. The 2021 awards included $1.4 million of time-based cash awards and a target amount of $3.0 million of performance-based cash awards. The 2020 and 2019 awards included a target amount of $2.6 million and $2.3 million, respectively, of performance-based cash awards.
The performance-based cash awards are settled based on the relative ranking of our TSR as compared to the TSR of our designated peer group over a three-year period. The performance period began May 2, 2021 and ends May 31, 2024 for the 2021 awards, began May 2, 2020 and ends May 31, 2023 for the 2020 awards, and began May 2, 2019 and ends May 31, 2022 for the 2019 awards. The ending TSR price is equal to the average closing price of our shares over the last 30-calendar days of the performance period, and provide for a cash payout ranging from 0% to 200% of target for each eligible executive.
The performance-based cash awards are accrued as a liability award over the performance period based on the estimated fair value. The fair value of the performance-based cash awards is remeasured each period using a Monte Carlo

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

valuation model with changes in fair value recognized in the consolidated statement of operations. As of December 31, 2021 and 2020, the total liability for cash-based awards was $5.7 million and $4.0 million, respectively.
Defined Contribution Plan
Substantially all of our U.S. employees are covered by a defined contribution plan (“401(k) Plan”). Employees may voluntarily contribute up to 50% of compensation, as defined in the 401(k) Plan. Participants’ contributions, up to 3% of compensation, are matched 100% by us, and the participants’ contributions, from 3% to 6% of compensation, are matched 50% by us. In connection with the cost reduction programs implemented in early 2020, we temporarily eliminated our 401(k) matching contribution beginning in April 2020. Beginning in the second quarter of 2021, we reinstituted the matching contribution for our U.S. defined contribution plan. Under the 401(k) Plan, our cash contributions were $2.2 million, $1.2 million and $4.3 million for 2021, 2020 and 2019, respectively.
Note 13 — Segment and Related Information
We operate our business through two reportable segments: Fluids Systems and Industrial Solutions. All intercompany revenues and related profits have been eliminated.
Fluids Systems — Our Fluids Systems segment provides drilling, completion, and stimulation products and related technical services to customers primarily in North America and EMEA, as well as certain countries in Asia Pacific and Latin America. We offer customized solutions for complex subsurface conditions such as horizontal, directional, geologically deep, or drilling in deep water. These projects require high levels of monitoring and technical support of the fluids system during the drilling process.
We also have industrial mineral grinding operations for barite, a critical raw material in fluids systems, which serve to support our activities in certain regions of the U.S. fluids market. We use the resulting products in our fluids systems and also sell the products to third party users, including other fluids companies. In addition, we sell a variety of other minerals, principally to third party industrial (non-oil and natural gas) markets.
Industrial Solutions — Our Industrial Solutions segment provides temporary worksite access, including the rental of our manufactured recyclable composite matting systems, along with related site construction and services to customers in various markets including power transmission, E&P, pipeline, renewable energy, petrochemical, construction and other industries, primarily in the United States and Europe. We also sell our manufactured recyclable composite mats to customers around the world, with power transmission being the primary end-market.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summarized financial information concerning our reportable segments is shown in the following tables:

	Year Ended December 31,
(In thousands)	2021	2020	2019

Revenues
Fluids Systems	$420,789	$354,608	$620,317
Industrial Solutions	193,992	138,017	199,802
Total revenues	$614,781	$492,625	$820,119

Depreciation and amortization
Fluids Systems	$17,877	$20,555	$21,202
Industrial Solutions	20,399	20,427	21,763
Corporate office	3,949	4,332	4,179
Total depreciation and amortization	$42,225	$45,314	$47,144

Operating income (loss)
Fluids Systems	$(19,012)	$(66,403)	$3,814
Industrial Solutions	39,733	13,459	47,466
Corporate office	(29,546)	(25,690)	(40,885)
Total operating income (loss)	$(8,825)	$(78,634)	$10,395

Segment assets
Fluids Systems	$458,179	$419,381	$593,758
Industrial Solutions	267,670	259,918	265,786
Corporate office	27,037	29,893	40,535
Total segment assets	$752,886	$709,192	$900,079

Capital expenditures
Fluids Systems	$3,644	$6,237	$18,416
Industrial Solutions	17,402	7,831	23,535
Corporate office	747	1,726	2,855
Total capital expenditures	$21,793	$15,794	$44,806
In August 2021, Hurricane Ida negatively impacted our Gulf of Mexico operations, including damage to certain inventory, equipment and warehouse facilities, at our Fourchon, Louisiana Fluids Systems operating base. While this event is covered by our property and business interruption insurance programs, these programs contain self-insured retentions, which remain our financial obligations. During 2021, our Fluids Systems segment incurred hurricane-related costs of $5.5 million, which includes $2.5 million for inventory and property, plant and equipment, and $3.0 in property-related repairs, clean-up and other costs. Based on the provisions of our insurance policies and initial insurance claims filed, we estimated $2.9 million in expected recoveries and recognized a charge of $2.6 million for 2021 in other operating (income) loss, net, substantially all of which is our self-insured retention under our property insurance policy. The insurance receivable balance included in other receivables was $1.9 million as of December 31, 2021. As of December 31, 2021, the claims related to the hurricane under our property and business interruption insurance programs have not been finalized. Fluids Systems operating results for 2021 also includes $3.7 million of charges related to facility exit, severance, and other costs, as well as a $0.8 million gain related to the final insurance settlement associated with the July 2018 fire at our Kenedy, Texas drilling fluids facility.
In March 2020, oil prices collapsed due to geopolitical events along with the worldwide effects of the COVID-19 pandemic, which led to a rapid decline in customer activity in the E&P industry. In response to these market changes, we initiated workforce reductions and other cost reduction programs in the first quarter of 2020 and continued these actions throughout 2020 and into 2021.
As part of the cost reduction programs, we reduced our global employee base by approximately 650 (30%) in 2020. As a result of these workforce reductions, our operating results for 2020 included $4.3 million of total severance costs

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

($3.7 million in Fluids Systems and $0.6 million in the Corporate office), with $2.7 million in cost of revenues and $1.6 million in selling, general and administrative expenses. These costs were substantially paid as of December 31, 2020.
For 2020, we recognized $29.2 million of total charges primarily related to our exit from Brazil, inventory write-downs, severance costs, and fixed asset impairments, with $28.6 million in the Fluids Systems segment and $0.6 million in the Corporate office. For 2019, we recognized $23.2 million of total charges primarily related to a non-cash impairment of goodwill and charges associated with facility closures and related exit costs, inventory write-downs, and severance costs, as well as the modification of our retirement policy, with $18.8 million in the Fluids Systems segment and $4.4 million in the Corporate office.
See below for details of charges in the Fluids Systems segment.

	Year Ended December 31,
(In thousands)	2021	2020	2019
Fourchon, Louisiana hurricane-related costs	$2,596	$—	$—
Facility exit costs and other	2,399	(201)	2,631
Severance costs	1,329	3,729	2,264
Kenedy, Texas facility fire (insurance recovery)	(849)	—	—
Brazil exit - Recognition of cumulative foreign currency translation losses	—	11,689	—
Inventory write-downs	—	10,345	1,881
Property, plant and equipment impairment	—	3,038	—
Goodwill impairment	—	—	11,422
Modification of retirement policy	—	—	605
Total Fluids Systems impairments and other charges	$5,475	$28,600	$18,803
The following table presents further disaggregated revenues for the Fluids Systems segment:

	Year Ended December 31,
(In thousands)	2021	2020	2019
United States	$227,261	$202,052	$395,618
Canada	48,007	24,762	31,635
Total North America	275,268	226,814	427,253

EMEA	132,221	115,891	172,263
Other	13,300	11,903	20,801
Total International	145,521	127,794	193,064

Total Fluids Systems revenues	$420,789	$354,608	$620,317
The following table presents further disaggregated revenues for the Industrial Solutions segment:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Product sales revenues	$66,796	$29,170	$56,465
Rental revenues	68,455	47,341	70,207
Service revenues	49,920	53,958	73,130
Industrial blending revenues (1)	8,821	7,548	—
Total Industrial Solutions revenues	$193,992	$138,017	$199,802
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

	Year Ended December 31,
(In thousands)	2021	2020	2019
Revenues
United States	$402,246	$327,598	$578,698
Canada	48,007	24,762	37,496
EMEA	151,228	128,362	183,124
Asia Pacific	7,629	6,561	15,273
Latin America	5,671	5,342	5,528
Total revenues	$614,781	$492,625	$820,119

Long-lived assets
United States	$318,839	$329,719	$365,185
Canada	1,209	1,503	2,129
EMEA	38,923	44,577	46,447
Asia Pacific	2,712	3,007	2,862
Latin America	375	500	1,047
Total long-lived assets	$362,058	$379,306	$417,670
For 2021, 2020 and 2019, no single customer accounted for more than 10% of our consolidated revenues.
Note 14 — Supplemental Cash Flow and Other Information
Supplemental disclosures to the statements of cash flows are presented below:

(in thousands)	2021	2020	2019
Cash paid (received) for:
Income taxes (net of refunds)	$6,912	$6,350	$12,165
Interest	$5,339	$6,054	$8,718
Cash, cash equivalents, and restricted cash in the consolidated statements of cash flows consisted of the following:

(in thousands)	2021	2020	2019
Cash and cash equivalents	$24,088	$24,197	$48,672
Restricted cash (included in other current assets)	5,401	6,151	8,191
Cash, cash equivalents, and restricted cash	$29,489	$30,348	$56,863
Accounts payable and accrued liabilities at December 31, 2021, 2020, and 2019, included accruals for capital expenditures of $0.7 million, $0.5 million, and $1.8 million, respectively.
Accrued liabilities at December 31, 2021 and 2020 included accruals for employee incentives and other compensation related expenses of $23.1 million and $16.4 million, respectively.

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
Other
We do not have any special purpose entities. At December 31, 2021, we had $45.3 million in outstanding letters of credit, performance bonds, and other guarantees for which certain of the letters of credit are collateralized by $5.4 million in restricted cash. We also enter into normal short-term operating leases for office and warehouse space, as well as rolling stock and other pieces of operating equipment. None of these off-balance sheet arrangements either had, or is expected to have, a material effect on our financial statements.
We are self-insured for health claims, subject to certain “stop loss” insurance policies. Claims in excess of $250,000 per incident are insured by third-party insurers. Based on historical experience, we had accrued liabilities of $0.7 million for unpaid claims incurred at both December 31, 2021 and 2020. Substantially all of these estimated claims are expected to be paid within six months of their occurrence. In addition, we are self-insured for certain workers’ compensation, auto, and general liability claims up to a certain policy limit. Claims in excess of $750,000 are insured by third-party reinsurers. Based on historical experience, we had accrued liabilities of $2.5 million and $2.8 million for the uninsured portion of claims at December 31, 2021 and 2020, respectively.
We also maintain accrued liabilities for asset retirement obligations, which represent obligations associated with the retirement of tangible long-lived assets that result from the normal operation of the long-lived asset. Our asset retirement obligations primarily relate to required expenditures associated with owned and leased facilities. Upon settlement of the liability, a gain or loss for any difference between the settlement amount and the liability recorded is recognized. We had accrued asset retirement obligations of $1.1 million and $1.2 million at December 31, 2021 and 2020, respectively.
Note 16 — Subsequent Events
International Subsidiary Restructuring
In January 2022, we completed the restructuring of certain subsidiary legal entities within Europe. As a result of the restructuring, we expect to recognize an income tax benefit of approximately $3 million in the first quarter of 2022 as the undistributed earnings for an international subsidiary will no longer be subject to certain taxes upon future distribution.
Strategic Review Actions
With ongoing support from outside financial and other advisors, we have continuously reviewed our portfolio during the oil and natural gas cycle of the last couple of years. These reviews have focused on evaluating changes in the outlook for our served markets and customer priorities, while identifying opportunities for value-creating options in our portfolio, as well as placing investment emphasis in markets where we generate strong returns and where we see greater long-term viability and stability. As part of our ongoing review of our portfolio, our management recommended and our Board of Directors approved two actions in February 2022 intended to enhance liquidity available for investment in higher returning businesses.
First, in consideration of broader strategic priorities and the timeline and efforts required to further develop the industrial blending business, our management recommended and our Board of Directors approved a plan to exit our Industrial Blending operations. As part of the exit plan, we expect to complete the wind down of the Industrial Blending business by the end of the second quarter 2022 and pursue the sale of the industrial blending and warehouse facility and related equipment located in Conroe, Texas. The Industrial Blending business contributed $9 million of revenues in 2021 and incurred an operating loss of $2 million. As of December 31, 2021, the carrying value of the long-lived assets associated with the Industrial Blending business was $20 million. As a result of the plan to exit and dispose of the assets used in the Industrial Blending business, we may incur pre-tax charges in the range of approximately $4 million to $8 million primarily related to the non-cash impairment of long-lived assets, which we expect to recognize in the first quarter of 2022.
Second, our Board of Directors also approved management’s plan to explore strategic options for our U.S. mineral grinding business, which contributed total third-party revenues of $36 million in 2021 yielding approximately break-even operating income and ended the year with $47 million of net capital employed, including approximately $25 million of net working capital.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021, the end of the period covered by this annual report.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021 as required by the Securities and Exchange Act of 1934 Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in a report entitled “Internal Control — Integrated Framework (2013).” We concluded that based on our evaluation, our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Paul L. Howes
Paul L. Howes
Chief Executive Officer

/s/ Gregg S. Piontek
Gregg S. Piontek
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Newpark Resources, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Newpark Resources, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 25, 2022

ITEM 9B. Other Information
None.
ITEM 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The information required by this Item is incorporated by reference to the “Executive Officers” and “Election of Directors” sections of the definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders.
Compliance with Section 16(a) of the Exchange Act
The information required by this Item, if applicable, is incorporated by reference to the “Delinquent Section 16(a) Reports” section of the definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders.
Code of Conduct and Ethics
We have adopted a Code of Ethics for Senior Officers and Directors ("Code of Ethics") and a Code of Business Ethics and Conduct (“Ethics Manual" and, together with the Code of Ethics, the "Codes”) that applies to all officers and employees. The Code of Ethics and Ethics Manual are publicly available in the investor relations area of our website at www.newpark.com. Any amendments to, or waivers of, the Codes with respect to our principal executive officer, principal financial officer or principal accounting officer or controller, or persons performing similar functions, will be disclosed on our website within four business days following the date of the amendment or waiver. Copies of our Code of Ethics may also be requested in print by writing to Newpark Resources, Inc., 9320 Lakeside Blvd., Suite 100, The Woodlands, Texas, 77381.
ITEM 11. Executive Compensation
The information required by this Item is incorporated by reference to the “Executive Compensation” section of the definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the “Ownership of Common Stock” and “Equity Compensation Plan Information” sections of the definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the “Related Person Transactions” and “Director Independence” sections of the definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders.

ITEM 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is Deloitte & Touche LLP, Houston, Texas, PCAOB ID No 34.
The information required by this Item is incorporated by reference to the “Independent Auditor” section of the definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders.

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

3.8
Certificate of Amendment to the Restated Certificate of Incorporation of Newpark Resources, Inc., incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on July 29, 2016 (SEC File No. 001-02960).

3.9
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

†10.6
Amendment to Amended and Restated Employment Agreement dated May 19, 2021, between Newpark Resources, Inc. and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 24, 2021 (SEC File No. 001-02960).

†10.7
Retirement and Restrictive Covenant Agreement and General Release dated August 17, 2021, between Newpark Resources, Inc. and Paul L. Howes, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 23, 2021 (SEC File No. 001-02960).

†10.8
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

†10.11
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

†10.14
Amendment to Employment Agreement and Change in Control Agreement dated May 19, 2021 between Newpark Resources, Inc. and Matthew Lanigan, incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on May 24, 2021 (SEC File No. 001-02960).

†10.15
Amendment to Employment Agreement dated August 17, 2021, between Newpark Resources, Inc. and Matthew Lanigan, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 23, 2021 (SEC File No. 001-02960).

†10.16
Employment Agreement, dated as of August 15, 2018, between Newpark Resources, Inc. and Edward Chipman Earle, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on April 26, 2019 (SEC File No. 001-02960).

†10.17
Amendment to Employment Agreement and Change in Control Agreement dated April 6, 2020 between Newpark Resources, Inc. and E. Chipman Earle, incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 8, 2020 (SEC File No. 001-02960).

†10.18
Amendment to Employment Agreement and Change in Control Agreement dated May 19, 2021 between Newpark Resources, Inc. and E. Chipman Earle, incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 24, 2021 (SEC File No. 001-02960).

†10.19
Employment Agreement, dated as of July 2, 2019, between Newpark Resources, Inc. and David Paterson, incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on July 8, 2019 (SEC File No. 001-02960).

†10.20
Employment Agreement, dated as of October 11, 2019, between Newpark Resources, Inc. and David Paterson, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on October 31, 2019 (SEC File No. 001-02960).

†10.21
Amendment to Employment Agreement and Change in Control Agreement dated April 6, 2020 between Newpark Resources, Inc. and David Paterson, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 8, 2020 (SEC File No. 001-02960).

†10.22
Amendment to Employment Agreement and Change in Control Agreement dated May 19, 2021 between Newpark Resources, Inc. and David Paterson, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 24, 2021 (SEC File No. 001-02960).

10.23	Form of Indemnification Agreement, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on July 25, 2014 (SEC File No. 001-02960).
10.24
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

†10.27
Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on March 26, 2007 (SEC File No. 333-0141577).

†10.28
Newpark Resources, Inc., 2008 Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.1 the Company’s Registration Statement on Form S-8 filed on December 9, 2008 (SEC File No. 333-156010).

†10.29
Form of Change of Control Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed on May 2, 2008 (SEC File No. 001-02960).

†10.30	Newpark Resources, Inc. 2010 Annual Cash Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2010 (SEC File No. 001-02960).
†10.31
Director Compensation Summary, incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 23, 2018 (SEC File No. 001-02960).

†10.32
Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009), incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on August 14, 2009 (SEC File No. 333-161378).

†10.33
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

†10.35
Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).

†10.36
Form of Non-Qualified Stock Option Agreement for Participants Outside the United States under the 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on July 27, 2012 (SEC File No. 001-02960).

†10.37
Newpark Resources, Inc. 2014 Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on May 22, 2014 (SEC File No. 333-196164).

†10.38
Form of Non-Employee Director Restricted Stock Agreement under the Newpark Resources, Inc. 2014 Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on May 22, 2014 (SEC File No. 333-196164).

†10.39
Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on May 22, 2015 (SEC File No. 333-204403).

†10.40
Newpark Resources, Inc. Amended and Restated 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-8 filed on May 23, 2019 (SEC File No. 333-231715).

†10.41
Form of Restricted Stock Agreement (time vested) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333-204403).

†10.42
Form of Restricted Stock Unit Agreement (performance-based) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333-204403).

†10.43
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

†10.50
Change in Control Agreement, dated as of August 15, 2018, between Newpark Resources, Inc. and Edward Chipman Earle, incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on April 26, 2019 (SEC File No. 001-02960).

†10.51
Change in Control Agreement, dated as of July 2, 2019, between Newpark Resources, Inc. and David Paterson, incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed on July 8, 2019 (SEC File No. 001-02960).

†10.52
Confidentiality and Non-Competition Agreement, dated as of July 2, 2019, between Newpark Resources, Inc. and David Paterson, incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed on July 8, 2019 (SEC File No. 001-02960).

†10.53
Amendment No. 1 to Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-8 filed on May 19, 2016 (333-211459).

†10.54
Letter Agreement dated as of December 13, 2016 between Newpark Resources, Inc. and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 15, 2016 (SEC File No. 001-02960).

†10.55
Letter Agreement dated as of December 13, 2016 between Newpark Resources, Inc. and Gregg S. Piontek, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 15, 2016 (SEC File No. 001-02960).

†10.56
Letter Agreement, dated as of July 2, 2019, between Newpark Resources, Inc. and David Paterson, incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed on July 8, 2019 (SEC File No. 001-02960).

†10.57
Amendment No. 2 to Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed on May 18, 2017 (SEC File No. 333-218072).

†10.58
Newpark Resources, Inc. Amended and Restated Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on May 18, 2017 (SEC File No. 333-218074).

†10.59	Newpark Resources, Inc. Long-Term Cash Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2017 (SEC File No. 001-02960).
†10.60
Form of Time-Based Cash Award Agreement under the Newpark Resources, Inc. Long-Term Cash Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 15, 2017 (SEC File No. 001-02960).

†10.61
Form of Performance-Based Cash Award Agreement under the Newpark Resources, Inc. Long-Term Cash Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 15, 2017 (SEC File No. 001-02960).

†10.62
Form of Performance-Based Cash Award Agreement under the Newpark Resources, Inc. Long-Term Cash Incentive Plan, incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q filed on July 31, 2019 (SEC File No. 001-02960).

†10.63	Form of Cash Retention Award Agreement dated August 17, 2021, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 23, 2021 (SEC File No. 001-02960).
†10.64	Form of Non-Employee Director Cash Award Agreement, incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q filed on August 4, 2020 (SEC File No. 001-02960).
†10.65
Newpark Resources, Inc. Retirement Policy for U.S. Employees, as amended, Approved and Adopted April 6, 2015, amended as of May 20, 2020, incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q filed on August 4, 2020 (SEC File No. 001-02960).

†10.66	Newpark Resources, Inc. U.S. Executive Severance Plan, incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on November 4, 2020 (SEC File No. 001-02960).
†10.67
Newpark Resources, Inc. Change in Control Plan, incorporated by reference to Exhibit 10.75 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 26, 2021 (SEC File No. 001-02960).

10.68
Purchase Agreement, dated November 29, 2016, by and between Newpark Resources, Inc. and Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers named therein, incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on December 5, 2016 (SEC File No. 001-02960).

10.69
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

10.70
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

10.71
Cooperation Agreement, by and between Newpark Resources, Inc., Bradley L. Radoff and The Radoff Family Foundation, dated February 17, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2022 (SEC File No. 001-02960).

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

Dated: February 25, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Paul L. Howes	Chief Executive Officer and Director	February 25, 2022
Paul L. Howes	(Principal Executive Officer)

/s/ Gregg S. Piontek	Senior Vice President and Chief Financial Officer	February 25, 2022
Gregg S. Piontek	(Principal Financial Officer)

/s/ Douglas L. White	Vice President, Chief Accounting Officer and Treasurer	February 25, 2022
Douglas L. White	(Principal Accounting Officer)

/s/ Anthony J. Best	Chairman of the Board	February 25, 2022
Anthony J. Best

/s/ G. Stephen Finley	Director	February 25, 2022
G. Stephen Finley

/s/ Roderick A. Larson	Director	February 25, 2022
Roderick A. Larson

/s/ Michael A. Lewis	Director	February 25, 2022
Michael A. Lewis

/s/ John C. Mingé	Director	February 25, 2022
John C. Mingé

/s/ Rose M. Robeson	Director	February 25, 2022
Rose M. Robeson