Form 10-Q
period 2022-03-31
NEWPARK RESOURCES INC
filed 2022-05-04
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
    Yes ☐     No ☑
As of May 2, 2022, a total of 92,353,104 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED
MARCH 31, 2022

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
For further information regarding these and other factors, risks, and uncertainties that could cause actual results to differ, we refer you to the risk factors set forth in Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021.

PART I     FINANCIAL INFORMATION
ITEM 1.    Financial Statements
Newpark Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	March 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$21,307	$24,088
Receivables, net	187,609	194,296
Inventories	169,968	155,341
Prepaid expenses and other current assets	14,305	14,787
Total current assets	393,189	388,512

Property, plant and equipment, net	257,980	260,256
Operating lease assets	26,305	27,569
Goodwill	47,411	47,283
Other intangible assets, net	23,407	24,959
Deferred tax assets	2,260	2,316
Other assets	1,834	1,991
Total assets	$752,386	$752,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$20,767	$19,210
Accounts payable	95,309	84,585
Accrued liabilities	37,302	46,597
Total current liabilities	153,378	150,392

Long-term debt, less current portion	95,475	95,593
Noncurrent operating lease liabilities	21,431	22,352
Deferred tax liabilities	6,370	11,819
Other noncurrent liabilities	10,589	10,344
Total liabilities	287,243	290,500

Commitments and contingencies (Note 8)

Common stock, $0.01 par value (200,000,000 shares authorized and 109,335,733 and 109,330,733 shares issued, respectively)	1,093	1,093
Paid-in capital	636,397	634,929
Accumulated other comprehensive loss	(62,708)	(61,480)
Retained earnings	26,866	24,345
Treasury stock, at cost (16,982,629 and 16,981,147 shares, respectively)	(136,505)	(136,501)
Total stockholders’ equity	465,143	462,386
Total liabilities and stockholders’ equity	$752,386	$752,886

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2022	2021
Revenues	$176,438	$141,172
Cost of revenues	150,988	119,991
Selling, general and administrative expenses	24,433	20,911
Other operating (income) loss, net	50	(274)
Operating income	967	544

Foreign currency exchange (gain) loss	64	(332)
Interest expense, net	1,206	2,408
Loss on extinguishment of debt	—	790
Loss before income taxes	(303)	(2,322)

Provision (benefit) for income taxes	(2,824)	3,040
Net income (loss)	$2,521	$(5,362)

Net income (loss) per common share - basic:	$0.03	$(0.06)
Net income (loss) per common share - diluted:	$0.03	$(0.06)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2022	2021

Net income (loss)	$2,521	$(5,362)

Foreign currency translation adjustments (net of tax benefit of $99 and $276)	(1,228)	(3,284)

Comprehensive income (loss)	$1,293	$(8,646)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In thousands)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2020	$1,076	$627,031	$(54,172)	$50,937	$(136,840)	$488,032
Net loss	—	—	—	(5,362)	—	(5,362)
Employee stock options, restricted stock and employee stock purchase plan	1	242	—	(21)	35	257
Stock-based compensation expense	—	1,279	—	—	—	1,279
Foreign currency translation, net of tax	—	—	(3,284)	—	—	(3,284)
Balance at March 31, 2021	$1,077	$628,552	$(57,456)	$45,554	$(136,805)	$480,922

Balance at December 31, 2021	$1,093	$634,929	$(61,480)	$24,345	$(136,501)	$462,386
Net income	—	—	—	2,521	—	2,521
Employee stock options, restricted stock and employee stock purchase plan	—	—	—	—	(4)	(4)
Stock-based compensation expense	—	1,468	—	—	—	1,468
Foreign currency translation, net of tax	—	—	(1,228)	—	—	(1,228)
Balance at March 31, 2022	$1,093	$636,397	$(62,708)	$26,866	$(136,505)	$465,143

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income (loss)	$2,521	$(5,362)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	10,452	10,830
Stock-based compensation expense	1,468	1,279
Provision for deferred income taxes	(5,202)	1,569
Credit loss expense	185	50
Gain on sale of assets	(1,606)	(3,283)
Loss on extinguishment of debt	—	790
Amortization of original issue discount and debt issuance costs	178	1,082
Change in assets and liabilities:
Decrease in receivables	5,795	2,414
(Increase) decrease in inventories	(14,812)	6,694
Decrease in other assets	17	1,275
Increase in accounts payable	11,246	11,437
Decrease in accrued liabilities and other	(7,452)	(1,002)
Net cash provided by operating activities	2,790	27,773

Cash flows from investing activities:
Capital expenditures	(7,621)	(8,649)
Proceeds from sale of property, plant and equipment	575	8,027
Net cash used in investing activities	(7,046)	(622)

Cash flows from financing activities:
Borrowings on lines of credit	69,188	51,922
Payments on lines of credit	(65,202)	(56,922)
Purchases of Convertible Notes	—	(18,107)
Proceeds from term loan	—	8,258
Debt issuance costs	—	(196)
Purchases of treasury stock	(4)	(6)
Other financing activities	(2,711)	(1,561)
Net cash provided by (used in) financing activities	1,271	(16,612)

Effect of exchange rate changes on cash	(376)	(882)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(3,361)	9,657
Cash, cash equivalents, and restricted cash at beginning of period	29,489	30,348
Cash, cash equivalents, and restricted cash at end of period	$26,128	$40,005

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Significant Accounting Policies
Newpark Resources, Inc. is a geographically diversified supplier providing environmentally-sensitive products, as well as rentals and services to customers across multiple industries. The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we collectively refer to as the “Company,” “we,” “our,” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. Our fiscal year end is December 31 and our first quarter represents the three-month period ended March 31. The results of operations for the first quarter of 2022 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise noted, all currency amounts are stated in U.S. dollars.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2022 and our results of operations and cash flows for the first quarter of 2022 and 2021. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2021 is derived from the audited consolidated financial statements at that date.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For further information, see Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
In February 2022, our management recommended, and our Board of Directors approved a plan to exit our Industrial Blending operations and explore strategic options for our U.S. mineral grinding business. See Note 10 for further information.

Note 2 – Earnings Per Share
The following table presents the reconciliation of the numerator and denominator for calculating net income (loss) per share:

	First Quarter
(In thousands, except per share data)	2022	2021
Numerator
Net income (loss) - basic and diluted	$2,521	$(5,362)

Denominator
Weighted average common shares outstanding - basic	92,118	90,701
Dilutive effect of stock options and restricted stock awards	1,821	—
Weighted average common shares outstanding - diluted	93,939	90,701

Net income (loss) per common share
Basic	$0.03	$(0.06)
Diluted	$0.03	$(0.06)
We excluded the following weighted average potential shares from the calculations of diluted net income (loss) per share during the applicable periods because their inclusion would have been anti-dilutive:

	First Quarter
(In thousands)	2022	2021
Stock options and restricted stock awards	1,867	5,299
For the first quarter of 2021, we excluded all potentially dilutive stock options and restricted stock awards in calculating diluted earnings per share as the effect was anti-dilutive due to the net loss incurred for this period.
Note 3 – Repurchase Program
Our repurchase program remains available for repurchases of our common stock. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows, available cash on hand, and borrowings under our Amended ABL Facility (as defined in Note 6). As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. As of March 31, 2022, we had $23.8 million remaining under the program.
There were no shares of common stock repurchased under the repurchase program during the first quarter of 2022 or 2021. During the first quarter of 2021, we repurchased $18.3 million of our Convertible Notes in the open market under the repurchase program for a total cost of $18.1 million.

Note 4 – Receivables
Receivables consisted of the following:

(In thousands)	March 31, 2022	December 31, 2021
Trade receivables:
Gross trade receivables	$179,016	$185,065
Allowance for credit losses	(4,456)	(4,587)
Net trade receivables	174,560	180,478
Income tax receivables	3,322	4,167
Other receivables	9,727	9,651
Total receivables, net	$187,609	$194,296
Other receivables included $6.0 million and $5.7 million for value added, goods and service taxes related to foreign jurisdictions as of March 31, 2022 and December 31, 2021, respectively. In addition, other receivables included an insurance receivable balance resulting from a property insurance claim caused by Hurricane Ida in August 2021 of $2.9 million and $1.9 million as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, the claims related to the hurricane under our property and business interruption insurance programs have not been finalized.
Changes in our allowance for credit losses were as follows:

	First Quarter
(In thousands)	2022	2021
Balance at beginning of period	$4,587	$5,024
Credit loss expense	185	50
Write-offs, net of recoveries	(316)	(356)
Balance at end of period	$4,456	$4,718
Note 5 – Inventories
Inventories consisted of the following:

(In thousands)	March 31, 2022	December 31, 2021
Raw materials:
Fluids Systems	$128,267	$119,242
Industrial Solutions	4,757	4,939
Total raw materials	133,024	124,181
Blended fluids systems components	29,894	27,793
Finished goods - mats	7,050	3,367
Total inventories	$169,968	$155,341
Raw materials for the Fluids Systems segment consist primarily of barite, chemicals, and other additives that are consumed in the production of our fluids systems. Raw materials for the Industrial Solutions segment consist primarily of resins, chemicals, and other materials used to manufacture composite mats, as well as materials that are consumed in providing spill containment and other services to our customers. Our blended fluids systems components consist of base fluids systems that have been either mixed internally at our blending facilities or purchased from third-party vendors. These base fluids systems require raw materials to be added, as needed to meet specified customer requirements.
The increase in inventories in the first quarter of 2022 was primarily attributable to a combination of activity-driven increases, purchases supporting the start-up of new international contracts in the Fluids Systems segment, the production of mats in the Industrial Solutions segment for anticipated sales in the second quarter of 2022, as well as raw material cost inflation.

Note 6 – Financing Arrangements and Fair Value of Financial Instruments
Financing arrangements consisted of the following:

	March 31, 2022			December 31, 2021
(In thousands)	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt
ABL Facility	$87,900	$—	$87,900	$86,500	$—	$86,500
Term loan	5,443	(89)	5,354	6,094	(110)	5,984
Financing obligations	5,838	(66)	5,772	6,688	(78)	6,610
Other debt	17,216	—	17,216	15,709	—	15,709
Total debt	116,397	(155)	116,242	114,991	(188)	114,803
Less: Current portion	(20,767)	—	(20,767)	(19,210)	—	(19,210)
Long-term debt	$95,630	$(155)	$95,475	$95,781	$(188)	$95,593
Convertible Notes. In December 2016, we issued $100.0 million of unsecured convertible senior notes (“Convertible Notes”) which bore interest at a rate of 4.0% per year and matured in December 2021. A total of $38.6 million of our Convertible Notes were repaid at maturity. During the first quarter of 2021, we repurchased $18.3 million of our Convertible Notes in the open market for a total cost of $18.1 million, and recognized a net loss of $0.8 million reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including original issue discount and debt issuance costs.
Asset-Based Loan Facility. In October 2017, we entered into an asset-based revolving credit agreement, which was amended in March 2019 (the “ABL Facility”). As of March 31, 2022, the ABL Facility provided financing of up to $200.0 million available for borrowings (inclusive of letters of credit) and could be increased up to a maximum capacity of $275.0 million, subject to certain conditions. The ABL Facility was scheduled to terminate in March 2024. As of March 31, 2022, our total availability under the ABL Facility was $116.0 million, of which $87.9 million was drawn and $1.1 million was used for outstanding letters of credit, resulting in remaining availability of $27.0 million. As of March 31, 2022, the weighted average interest rate for the ABL Facility was 1.9% and the applicable commitment fee on the unused portion of the ABL Facility was 0.375% per annum.
In May 2022, we amended and restated the ABL Facility (the “Amended ABL Facility”). The Amended ABL Facility provides financing of up to $175.0 million available for borrowings (inclusive of letters of credit), which can be increased up to $250.0 million, subject to certain conditions. The Amended ABL Facility has a five-year term expiring May 2027, expands available borrowing capacity associated with the Industrial Solutions rental mat fleet, replaces the LIBOR-based pricing grid with a BSBY-based pricing grid, and includes a mechanism to incorporate a sustainability-linked pricing framework with the consent of the required lenders (as defined in the Amended ABL Facility). As of May 2, 2022, after giving effect to the Amended ABL Facility, our total availability under the Amended ABL Facility was $133.5 million, of which $94.1 million was drawn and $1.1 million was used for outstanding letters of credit, resulting in remaining availability of $38.4 million.
Borrowing availability under the Amended ABL Facility is calculated based on eligible U.S. accounts receivable, inventory and composite mats included in the rental fleet, net of reserves and subject to limits on certain of the assets included in the borrowing base calculation. To the extent pledged by the borrowers, the borrowing base calculation also includes the amount of eligible pledged cash. The administrative agent may establish reserves in accordance with the Amended ABL Facility, in part based on appraisals of the asset base, and other limits in its discretion, which could reduce the amounts otherwise available under the Amended ABL Facility.
Under the terms of the Amended ABL Facility, we may elect to borrow at a variable interest rate based on either, (1) the Bloomberg Short-Term Bank Yield Index (“BSBY”) rate (subject to a floor of zero) or (2) the base rate (subject to a floor of zero), equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A., and (c) BSBY for a one-month interest period plus 1.00%, plus, in each case, an applicable margin per annum. The applicable margin ranges from 1.50% to 2.00% per annum for BSBY borrowings, and 0.50% to 1.00% per annum for base rate borrowings, based on the consolidated leverage ratio (as defined in the Amended ABL Facility) as of the last day of the most recent fiscal quarter. The Company is also required to pay a commitment fee equal to (i) 0.375% per annum at any time the average daily unused portion of the commitments is less than 50% and (ii) 0.25% per annum at any time the average daily unused portion of the commitments is greater than 50%.
The Amended ABL Facility is a senior secured obligation of the Company and certain of our U.S. subsidiaries constituting borrowers thereunder, secured by a first priority lien on substantially all of the personal property and certain real property of the borrowers, including a first priority lien on certain equity interests of direct or indirect domestic subsidiaries of the borrowers and certain equity interests issued by certain foreign subsidiaries of the borrowers.
The Amended ABL Facility contains customary representations, warranties and covenants that, among other things, and subject to certain specified circumstances and exceptions, restrict or limit the ability of the borrowers and certain of their subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, pay dividends or distributions with respect to capital stock and make other restricted payments, make prepayments on certain indebtedness, engage in mergers or other fundamental changes, dispose of property, and change the nature of their business.
The Amended ABL Facility requires compliance with the following financial covenants: (i) a minimum fixed charge coverage ratio of 1.00 to 1.00 for the most recently completed four fiscal quarters and (ii) while a leverage covenant trigger period (as defined in the Amended ABL Facility) is in effect, a maximum consolidated leverage ratio of 4.00 to 1.00 as of the last day of the most recently completed fiscal quarter.
The Amended ABL Facility includes customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross-default to other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of security interests or invalidity of loan documents, certain ERISA events, unsatisfied or unstayed judgments and change of control.
Other Debt. In August 2021, we completed sale-leaseback transactions related to certain vehicles and other equipment for net proceeds of approximately $7.9 million. The transactions have been accounted for as financing arrangements as they did not qualify for sale accounting. As a result, the vehicles and other equipment continue to be reflected on our balance sheet in property, plant and equipment, net. The financing arrangements have a weighted average annual interest rate of 5.4% and are payable in monthly installments with varying maturities through October 2025. We had $5.8 million in financing obligations outstanding under these arrangements at March 31, 2022.
In February 2021, a U.K. subsidiary entered a £6.0 million (approximately $8.3 million) term loan facility that was scheduled to mature in February 2024. Effective January 1, 2022, the term loan had an interest at a rate of SONIA plus a margin of 3.5% per year. The term loan was payable in quarterly installments of £375,000 plus interest beginning March 2021 and a £1.5 million payment due at maturity. We had $5.4 million outstanding under this arrangement at March 31, 2022. In April 2022, this facility was amended to increase the term loan to £7.0 million (approximately $9.1 million) and add a £2.0 million (approximately $2.6 million) revolving credit facility. Both the amended term loan and revolving credit facility mature in April 2025 and bear interest at a rate of SONIA plus a margin of 3.25% per year. The term loan is payable in quarterly installments of £350,000 plus interest beginning June 2022 and a £2.8 million payment due at maturity. We had $11.2 million outstanding under these arrangements at May 2, 2022.
Certain of our foreign subsidiaries maintain local credit arrangements consisting primarily of lines of credit or overdraft facilities which are generally renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. We had $14.5 million and $11.8 million outstanding under these arrangements at March 31, 2022 and December 31, 2021, respectively.
In addition, at March 31, 2022, we had $47.0 million in outstanding letters of credit, performance bonds, and other guarantees for which certain of the letters of credit are collateralized by $4.8 million in restricted cash.
Our financial instruments include cash and cash equivalents, receivables, payables, and debt. We believe the carrying values of these instruments approximated their fair values at March 31, 2022 and December 31, 2021.
Note 7 – Income Taxes
The benefit for income taxes was $2.8 million for the first quarter of 2022, which includes an income tax benefit of $3.1 million related to the restructuring of certain subsidiary legal entities within Europe, as the undistributed earnings for an international subsidiary are no longer subject to certain taxes upon future distribution. The provision for income taxes was $3.0 million for the first quarter of 2021, despite reporting a pretax loss for the period, primarily reflecting the impact of the geographic composition of our pretax loss. The tax expense in 2021 primarily related to earnings from our international operations since we were unable to recognize the tax benefit from our U.S. losses as they may not be realized.
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

	First Quarter
(In thousands)	2022	2021
Cash paid for:
Income taxes (net of refunds)	$3,268	$1,810
Interest	$998	$889
Cash, cash equivalents, and restricted cash in the consolidated statements of cash flows consisted of the following:

(In thousands)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$21,307	$24,088
Restricted cash (included in prepaid expenses and other current assets)	4,821	5,401
Cash, cash equivalents, and restricted cash	$26,128	$29,489

Note 10 – Segment Data
Summarized operating results for our reportable segments are shown in the following table (net of inter-segment transfers):

	First Quarter
(In thousands)	2022	2021
Revenues
Fluids Systems	$141,014	$87,849
Industrial Solutions	35,424	53,323
Total revenues	$176,438	$141,172

Operating income (loss)
Fluids Systems	$3,374	$(6,767)
Industrial Solutions	5,472	13,130
Corporate office	(7,879)	(5,819)
Total operating income	$967	$544
    The following table presents further disaggregated revenues for the Fluids Systems segment:

	First Quarter
(In thousands)	2022	2021
United States	$70,843	$47,670
Canada	22,235	12,663
Total North America	93,078	60,333

EMEA	44,175	25,459
Other	3,761	2,057
Total International	47,936	27,516

Total Fluids Systems revenues	$141,014	$87,849
The following table presents further disaggregated revenues for the Industrial Solutions segment:

	First Quarter
(In thousands)	2022	2021
Product sales revenues	$4,423	$20,037
Rental revenues	17,615	17,079
Service revenues	13,386	11,654
Industrial blending revenues	—	4,553
Total Industrial Solutions revenues	$35,424	$53,323
With ongoing support from outside financial and other advisors, we have continuously reviewed our portfolio during the oil and natural gas cycle of the last couple of years. These reviews have focused on evaluating changes in the outlook for our served markets and customer priorities, while identifying opportunities for value-creating options in our portfolio, placing investment emphasis in markets where we generate strong returns and where we see greater long-term viability and stability. As part of our ongoing review of our portfolio, our management recommended, and our Board of Directors approved two actions in February 2022 intended to enhance liquidity available for investment in higher returning businesses.
First, in consideration of broader strategic priorities and the timeline and efforts required to further develop the industrial blending business, our Board of Directors approved a plan in February 2022 to exit our Industrial Blending operations. As part of the exit plan, we completed the wind down of the Industrial Blending business in the first quarter of 2022 and are currently pursuing the sale of the industrial blending and warehouse facility and related equipment located in Conroe, Texas. The Industrial Blending business had no significant revenues and incurred an operating loss of $0.9 million for the first quarter of 2022, and contributed $5 million of revenues with approximately break-even operating income for the first quarter of 2021. As of March 31, 2022, the carrying value of the long-lived assets associated with the Industrial Blending business was $19 million.
As a result of the plan to exit and dispose of the assets used in the Industrial Blending business, we estimated in February 2022 and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 that we may incur pre-tax charges in the range of approximately $4 million to $8 million primarily related to the non-cash impairment of long-lived assets related to the Industrial Blending business, which we anticipated recognizing in the first quarter of 2022. In March 2022, we shut down the Industrial Blending business and initiated a sales process to market the industrial blending and warehouse facility and related equipment. As a result of the ongoing sales process and revised estimates for the expected net proceeds from the ultimate disposition, we now anticipate recovering the $19 million carrying value of the long-lived assets associated with the Industrial Blending business. Accordingly, no impairment has been recognized for these assets in the first quarter of 2022, though it remains possible that we may incur a future impairment or loss related to the ongoing sales process.
Second, our Board of Directors also approved management’s plan to explore strategic options, including the potential sale, for our U.S. mineral grinding business. The U.S. mineral grinding business contributed third-party revenues of $14 million for the first quarter of 2022 and $7 million for the first quarter of 2021. As of March 31, 2022, the U.S. mineral grinding business had approximately $50 million of net capital employed, including approximately $28 million of net working capital.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition, results of operations, liquidity, and capital resources should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2021. Our first quarter represents the three-month period ended March 31. Unless otherwise noted, all currency amounts are stated in U.S. dollars. The reference to a “Note” herein refers to the accompanying Notes to Unaudited Condensed Consolidated Financial Statements contained in Item 1 “Financial Statements.”
Overview
Newpark Resources, Inc. (the “Company,” “we,” “our,” or “us”) is a geographically diversified supplier providing environmentally-sensitive products, as well as rentals and services to customers across multiple industries. We operate our business through two reportable segments: Industrial Solutions, which serves various markets including power transmission, oil and natural gas exploration and production (“E&P”), pipeline, renewable energy, petrochemical, construction and other industries, and Fluids Systems, which primarily serves E&P customers.
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
•Provide products that enhance environmental sustainability – The Company has a long history of providing environmentally-sensitive technologies to our customers. In the Industrial Solutions segment, we believe the lightweight design of our fully recyclable DURA-BASE® matting system provides a distinct environmental advantage for our customers as compared to alternative wood mat products in the market, by eliminating deforestation required to produce wood mat products while also reducing CO2 emissions associated with product transportation. In our Fluids Systems segment, our family of high-performance water-based fluids systems, which we market as Evolution® and DeepDrill® systems, are designed to enhance drilling performance while also providing a variety of environmental benefits relative to traditional oil-based fluids. More recently, our Fluids Systems segment has also developed the TerraThermTM water-based fluids system designed specifically for clean-energy geothermal drilling, as well as the TransitionTM family of brine-tolerant stimulation chemicals, which reduce the freshwater required for well stimulation applications. The continued advancement of technology that provides our customers with economic benefits, while also enhancing their environmental and safety programs, remains a priority for our research and development efforts.

Segment Overview
Industrial Solutions - Our Industrial Solutions segment, which generated $35.4 million of revenues and $5.5 million of operating income for the first quarter of 2022, provides temporary worksite access solutions, including the rental of our manufactured recyclable composite matting systems, along with related site construction and services to customers in various markets including power transmission, E&P, pipeline, renewable energy, petrochemical, construction and other industries, primarily in the United States and Europe. We also sell our manufactured recyclable composite mats to customers around the world, with power transmission being the primary end-market.
Our Industrial Solutions segment has been a primary source of operating income and cash generation for us in recent years, and has also been the primary focus for growth investments. The expansion of our Industrial Solutions segment into the power transmission and other industrial markets remains a strategic priority for us due to such markets’ relative stability compared to E&P, as well as the magnitude of growth opportunity in these markets, including the potential positive impact from the energy transition. We expect customer activity, particularly in the power transmission sector, will remain robust in the coming years, driven in part by the impacts of the energy transition and the increasing investment in grid reliance initiatives.
In 2020, we began leveraging our chemical blending capacity and technical expertise into industrial blending operations, and in response to the increasing market demand for cleaning products resulting from the COVID-19 pandemic, began producing disinfectants and industrial cleaning products in 2020. Despite our initial success, a key blue-chip customer experienced a significant decline in product demand and cancelled all orders of disinfectants and cleaning products in the third quarter of 2021. In February 2022, in consideration of broader strategic priorities and the timeline and efforts required to further develop the Industrial Blending business, our management recommended, and our Board of Directors approved a plan to exit our Industrial Blending operations. As part of the exit plan, we completed the wind down of the Industrial Blending business in the first quarter of 2022 and are currently pursuing the sale of the industrial blending and warehouse facility and related equipment located in Conroe, Texas. Although we currently anticipate recovering the $19 million carrying value of the long-lived assets associated with the Industrial Blending business with expected net proceeds from the ultimate disposition, it is possible that we may incur a future impairment or loss related to the ongoing sales process. The Industrial Blending business had no significant revenues and incurred an operating loss of $0.9 million for the first quarter of 2022, and contributed $5 million of revenues with approximately break-even operating income for the first quarter of 2021.
Fluids Systems - Our Fluids Systems segment, which generated $141.0 million of revenues and $3.4 million of operating income for the first quarter of 2022, provides drilling, completion, and stimulation fluids products and related technical services to customers for oil, natural gas, and geothermal projects primarily in North America and Europe, the Middle East and Africa (“EMEA”), as well as certain countries in Asia Pacific and Latin America. Our Fluids Systems operating results remain dependent on oil and natural gas drilling activity levels in the markets we serve and the nature of the drilling operations (including the depth and whether the wells are drilled vertically or horizontally), which governs the revenue potential of each well. Drilling activity levels, in turn, depend on a variety of factors, including oil and natural gas commodity pricing, inventory levels, product demand, and regulatory restrictions. Oil and natural gas prices and activity are cyclical and volatile, and this market volatility has a significant impact on our operating results.
While our Fluids Systems revenue potential is driven by a number of factors including those described above, rig count data remains the most widely accepted indicator of drilling activity. Average North American rig count data for the first quarter of 2022 as compared to the first quarter of 2021 is as follows:

	First Quarter		2022 vs 2021
	2022	2021	Count	%
U.S. Rig Count	633	390	243	62%
Canada Rig Count	198	138	60	43%
North America Rig Count	831	528	303	57%
_______________________________________________________
Source: Baker Hughes Company
During March 2020, oil prices collapsed due to geopolitical events along with the worldwide effects of the COVID-19 pandemic. As a result, U.S. rig count declined significantly beginning in March 2020 before reaching a low of 244 in August 2020. During 2021, oil prices rebounded, and the average U.S. rig count gradually increased, ending 2021 at 586 rigs. During the first quarter of 2022, oil prices significantly increased due to geopolitical events, and the average U.S. rig count has continued to gradually increase. We anticipate that market activity will continue to improve in 2022, although U.S. activity is expected to remain below 2019 levels as many of our customers maintain stronger capital discipline and prioritize cash flow generation over growth. Further, in the wake of COVID-19, an uncertain economic environment, including widespread supply chain disruptions, as well as enacted and proposed legislative changes in the U.S. impacting the oil and natural gas industry, make the timing and pace of recovery difficult to predict. The Canada rig count was 95 as of April 29, 2022, largely reflecting the normal seasonality for this market, with the highest rig count levels generally observed in the first quarter of each year, prior to Spring break-up.
Outside of North America land markets, drilling activity is generally more stable as this drilling activity is based on longer-term economic projections and multi-year drilling programs, which typically reduces the impact of short-term changes in commodity prices on overall drilling activity. However, operations in several countries in the EMEA region experienced activity disruptions and project delays beginning in early 2020 and continuing through 2021, driven by government-imposed restrictions on movements of personnel, quarantines of staffing, and logistical limitations as a result of the COVID-19 pandemic. Revenues and profitability from our international Fluids Systems business gradually recovered in 2021, with revenues for the first quarter 2022 near pre-COVID levels. However, the impacts of global supply chain disruptions have caused significant cost inflation to many hydrocarbon-based products and chemicals used in our fluids systems, and in many cases, we are unable to adjust our customer pricing due to the long-term contracts in place. Consequently, the inflationary impacts are negatively impacting the profitability of our international operations, and we expect this trend to continue throughout 2022, though the impact of cost inflation is very difficult to predict.
In response to the 2020 market changes and reduced demand for our products and services as a result of the decline in oil prices and the COVID-19 pandemic, we took a number of actions during 2020 and continuing into 2021 aimed at conserving cash and protecting our liquidity, which included the implementation of cost reduction programs, including workforce reductions, employee furloughs, the suspension of the Company’s matching contributions to its U.S. defined contribution plan, and temporary salary reductions effective April 1, 2020 for a significant portion of U.S. employees. Beginning in the second quarter of 2021, we restored salaries to pre-reduction levels for a portion of our non-executive U.S. employees and reinstituted the Company matching contribution for our U.S. defined contribution plan, with the remainder of the temporary salary reductions restored by the third quarter of 2021.
With ongoing support from outside financial and other advisors, we have continuously reviewed our portfolio during the oil and natural gas cycle of the last couple of years. These reviews have focused on evaluating changes in the outlook for our served markets and customer priorities, while identifying opportunities for value-creating options in our portfolio, placing investment emphasis in markets where we generate strong returns and where we see greater long-term viability and stability. While we have taken certain actions to reduce our workforce and cost structure, our business contains high levels of fixed costs, including significant facility and personnel expense. In February 2022, our Board of Directors approved management’s plan to explore strategic options, including the potential sale, for our U.S. mineral grinding business. The U.S. mineral grinding business contributed third-party revenues of $14 million for the first quarter of 2022 and $7 million for the first quarter of 2021.
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

First Quarter of 2022 Compared to First Quarter of 2021
Consolidated Results of Operations
Summarized results of operations for the first quarter of 2022 compared to the first quarter of 2021 are as follows:

	First Quarter		2022 vs 2021
(In thousands)	2022	2021	$	%
Revenues	$176,438	$141,172	$35,266	25%
Cost of revenues	150,988	119,991	30,997	26%
Selling, general and administrative expenses	24,433	20,911	3,522	17%
Other operating (income) loss, net	50	(274)	324	NM
Operating income	967	544	423	78%

Foreign currency exchange (gain) loss	64	(332)	396	NM
Interest expense, net	1,206	2,408	(1,202)	(50)%
Loss on extinguishment of debt	—	790	(790)	NM
Loss before income taxes	(303)	(2,322)	2,019	87%

Provision (benefit) for income taxes	(2,824)	3,040	(5,864)	NM
Net income (loss)	$2,521	$(5,362)	$7,883	NM
Revenues
Revenues increased 25% to $176.4 million for the first quarter of 2022, compared to $141.2 million for the first quarter of 2021. This $35.3 million increase includes a $17.4 million (16%) increase in revenues in North America, comprised of a $32.7 million increase in the Fluids Systems segment partially offset by a $15.3 million decrease in the Industrial Solutions segment. Revenues from our North America operations increased primarily due to the improvement in North America rig count, which favorably impacted our Fluids Systems segment, partially offset by a decline in revenues from product sales in our Industrial Solutions segment, which typically fluctuate based on the timing of mat orders from customers and were favorably impacted in the first quarter of 2021 by pent-up demand following the peak of the COVID-19 pandemic. Revenues from our international operations increased by $17.9 million (53%), as the prior year continued to be unfavorably impacted by activity disruptions and project delays resulting from the COVID-19 pandemic. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues increased 26% to $151.0 million for the first quarter of 2022, compared to $120.0 million for the first quarter of 2021. This $31.0 million increase was primarily driven by the 25% increase in revenues described above, along with inflationary cost pressures impacting materials, transportation, and labor.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $3.5 million to $24.4 million for the first quarter of 2022, compared to $20.9 million for the first quarter of 2021. This increase was primarily driven by higher performance-based incentive and stock-based compensation expense, and the restoration of U.S. salary and retirement benefits, as well as higher legal and professional expenses. Selling, general and administrative expenses as a percentage of revenues was 13.8% for the first quarter of 2022 compared to 14.8% for the first quarter of 2021.
Foreign currency exchange
Foreign currency exchange was a $0.1 million loss for the first quarter of 2022 compared to a $0.3 million gain for the first quarter of 2021, and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.

Interest expense, net
Interest expense was $1.2 million for the first quarter of 2022 compared to $2.4 million for the first quarter of 2021. Interest expense for the first quarter of 2022 and 2021 includes $0.2 million and $1.1 million, respectively, in non-cash amortization of original issue discount and debt issuance costs. The decrease in interest expense is primarily due to the 2021 repayment of our Convertible Notes with borrowings under the ABL Facility.
Loss on extinguishment of debt
In the first quarter of 2021, we repurchased $18.3 million of our Convertible Notes in the open market for $18.1 million. The $0.8 million loss for the first quarter of 2021 reflects the difference in the amount paid and the net carrying value of the extinguished debt, including original issue discount and debt issuance costs.
Provision (benefit) for income taxes
The benefit for income taxes was $2.8 million for the first quarter of 2022, which includes an income tax benefit of $3.1 million related to the restructuring of certain subsidiary legal entities within Europe, as the undistributed earnings for an international subsidiary are no longer subject to certain taxes upon future distribution. The provision for income taxes was $3.0 million for the first quarter of 2021, despite reporting a pretax loss for the period, primarily reflecting the impact of the geographic composition of our pretax loss. The tax expense in 2021 primarily related to earnings from our international operations since we were unable to recognize the tax benefit from our U.S. losses as they may not be realized.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Quarter		2022 vs 2021
(In thousands)	2022	2021	$	%
Revenues
Fluids Systems	$141,014	$87,849	$53,165	61%
Industrial Solutions	35,424	53,323	(17,899)	(34)%
Total revenues	$176,438	$141,172	$35,266	25%

Operating income (loss)
Fluids Systems	$3,374	$(6,767)	$10,141
Industrial Solutions	5,472	13,130	(7,658)
Corporate office	(7,879)	(5,819)	(2,060)
Total operating income	$967	$544	$423

Segment operating margin
Fluids Systems	2.4%	(7.7)%
Industrial Solutions	15.4%	24.6%
Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	First Quarter		2022 vs 2021
(In thousands)	2022	2021	$	%
United States	$70,843	$47,670	$23,173	49%
Canada	22,235	12,663	9,572	76%
Total North America	93,078	60,333	32,745	54%

EMEA	44,175	25,459	18,716	74%
Other	3,761	2,057	1,704	83%
Total International	47,936	27,516	20,420	74%

Total Fluids Systems revenues	$141,014	$87,849	$53,165	61%
North America revenues increased 54% to $93.1 million for the first quarter of 2022, compared to $60.3 million for the first quarter of 2021. This increase included a $28.6 million increase from U.S. land markets driven primarily by the 62% increase in U.S. rig count, partially offset by a $5.4 million decrease from offshore Gulf of Mexico driven primarily by changes in customer drilling and completion activity levels. In addition, Canada increased $9.6 million driven primarily by the 43% increase in Canada rig count along with an increase in market share. For the first quarter of 2022, U.S. revenues included $68.1 million from land markets, including $14.3 million from the U.S. mineral grinding business, and $2.7 million from offshore Gulf of Mexico.
Internationally, revenues increased 74% to $47.9 million for the first quarter of 2022, compared to $27.5 million for the first quarter of 2021. The increase was primarily driven by higher activity in Europe, Africa, and the Asia Pacific region following a significant impact in 2021 from the COVID-19 pandemic, as described above.

Operating income (loss)
The Fluids Systems segment generated operating income of $3.4 million for the first quarter of 2022, reflecting a $10.1 million improvement from the $6.8 million operating loss incurred in the first quarter of 2021. The improvement in operating loss includes a $6.5 million benefit from North America operations and a $3.6 million benefit from international operations, primarily reflecting the impact of the revenue improvement described above partially offset by supply chain related cost pressures.
Industrial Solutions
Revenues
Total revenues for this segment consisted of the following:

	First Quarter		2022 vs 2021
(In thousands)	2022	2021	$	%
Product sales revenues	$4,423	$20,037	$(15,614)	(78)%
Rental and service revenues	31,001	28,733	2,268	8%
Industrial blending revenues	—	4,553	(4,553)	NM
Total Industrial Solutions revenues	$35,424	$53,323	$(17,899)	(34)%
Revenues from product sales, which typically fluctuate based on the timing of mat orders from customers, decreased by $15.6 million from the first quarter of 2021, as the first quarter of 2021 was favorably impacted by pent-up demand following the peak of the COVID-19 pandemic. Rental and service revenues increased by $2.3 million from the first quarter of 2021, including a $2.1 million increase from power transmission and other industrial markets. The increase from industrial customers reflects our continued expansion into these markets, both in the U.S. and U.K., including an approximately 28% increase in revenues from the power transmission sector, partially attributable to our December 2021 acquisition.
Operating income
The Industrial Solutions segment generated operating income of $5.5 million for the first quarter of 2022 compared to $13.1 million for the first quarter of 2021, the decrease being primarily attributable to the change in revenues as described above, along with lower average pricing associated with large scale rental projects and the loss attributable to the wind down of the Industrial Blending operations in the first quarter of 2022.
Corporate Office
Corporate office expenses increased $2.1 million to $7.9 million for the first quarter of 2022, compared to $5.8 million for the first quarter of 2021. This increase was primarily driven by higher legal costs, including $0.7 million associated with shareholder matters and acquisition and divestiture efforts, along with higher personnel expense, including performance-based incentive and stock-based compensation expense, as well as the restoration of U.S. salary and retirement benefits.

Liquidity and Capital Resources
Net cash provided by operating activities was $2.8 million for the first quarter of 2022 compared to $27.8 million for the first quarter of 2021. During the first quarter of 2022, net income adjusted for non-cash items provided cash of $8.0 million, while changes in working capital used cash of $5.2 million.
Net cash used in investing activities was $7.0 million for the first quarter of 2022, including capital expenditures of $7.6 million, partially offset by $0.6 million in proceeds from the sale of assets. The majority of the proceeds from the sale of assets reflect used mats from our rental fleet, which are part of the commercial offering of our Site and Access Solutions business. Nearly all of our capital expenditures during the first quarter of 2022 were directed to supporting our Industrial Solutions segment, including $6.1 million of investments in the mat rental fleet, supporting our strategic growth in the power transmission sector and replacing mats sold from the fleet.
Net cash provided by financing activities was $1.3 million for the first quarter of 2022, which primarily represents net borrowings of $1.4 million on our ABL Facility.
Substantially all our $21.3 million of cash on hand at March 31, 2022 resides in our international subsidiaries. Subject to maintaining sufficient cash requirements to support the strategic objectives of these international subsidiaries and complying with applicable exchange or cash controls, we expect to continue to repatriate available cash from these international subsidiaries. We anticipate that future working capital requirements for our operations will generally fluctuate directionally with revenues. We expect capital expenditures will remain heavily focused on industrial end-market opportunities, primarily reflecting expansion of our mat rental fleet to further support our growth in the utilities market.
Availability under our Amended ABL Facility also provides additional liquidity as discussed further below. Total availability under the Amended ABL Facility will fluctuate directionally based on the level of eligible U.S. accounts receivable, inventory, and composite mats included in the rental fleet. We expect our available cash on-hand, cash generated by operations, and the expected availability under our Amended ABL Facility and other existing financing arrangements to be adequate to fund our current operations during the next 12 months.
In February 2022, we initiated a plan to wind down our Industrial Blending operations and pursue the sale of the industrial blending and warehouse facility and related equipment, and also made the decision to explore strategic options, including the potential sale, for our U.S. mineral grinding business. Although the timing of any such transactions is not determinable, we expect to use any proceeds for general corporate purposes in support of our strategic initiatives. We also continue to evaluate additional sources of liquidity to support our longer-term needs.
Our capitalization is as follows:

(In thousands)	March 31, 2022	December 31, 2021
ABL Facility	87,900	86,500
Other debt	28,497	28,491
Unamortized discount and debt issuance costs	(155)	(188)
Total debt	$116,242	$114,803

Stockholder's equity	465,143	462,386
Total capitalization	$581,385	$577,189

Total debt to capitalization	20.0%	19.9%

Asset-Based Loan Facility. In October 2017, we entered into an asset-based revolving credit agreement, which was amended in March 2019 (the “ABL Facility”). As of March 31, 2022, the ABL Facility provided financing up to $200.0 million available for borrowings (inclusive of letters of credit) and could be increased up to a maximum capacity of $275.0 million, subject to certain conditions. The ABL Facility was scheduled to terminate in March 2024. As of March 31, 2022, our total availability under the ABL Facility was $116.0 million, of which $87.9 million was drawn and $1.1 million was used for outstanding letters of credit, resulting in remaining availability of $27.0 million. As of March 31, 2022, the weighted average interest rate for the ABL Facility was 1.9% and the applicable commitment fee on the unused portion of the ABL Facility was 0.375% per annum.
In May 2022, we amended and restated the ABL Facility (the “Amended ABL Facility”). The Amended ABL Facility provides financing of up to $175.0 million available for borrowings (inclusive of letters of credit), which can be increased up to $250.0 million, subject to certain conditions. The Amended ABL Facility has a five-year term expiring May 2027, expands available borrowing capacity associated with the Industrial Solutions rental mat fleet, replaces the LIBOR-based pricing grid with a BSBY-based pricing grid, and includes a mechanism to incorporate a sustainability-linked pricing framework with the consent of the required lenders (as defined in the Amended ABL Facility). As of May 2, 2022, after giving effect to the Amended ABL Facility, our total availability under the Amended ABL Facility was $133.5 million, of which $94.1 million was drawn and $1.1 million was used for outstanding letters of credit, resulting in remaining availability of $38.4 million.
Borrowing availability under the Amended ABL Facility is calculated based on eligible U.S. accounts receivable, inventory and composite mats included in the rental fleet, net of reserves and subject to limits on certain of the assets included in the borrowing base calculation. To the extent pledged by the borrowers, the borrowing base calculation also includes the amount of eligible pledged cash. The administrative agent may establish reserves in accordance with the Amended ABL Facility, in part based on appraisals of the asset base, and other limits in its discretion, which could reduce the amounts otherwise available under the Amended ABL Facility.
Under the terms of the Amended ABL Facility, we may elect to borrow at a variable interest rate based on either, (1) the Bloomberg Short-Term Bank Yield Index (“BSBY”) rate (subject to a floor of zero) or (2) the base rate (subject to a floor of zero), equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A., and (c) BSBY for a one-month interest period plus 1.00%, plus, in each case, an applicable margin per annum. The applicable margin ranges from 1.50% to 2.00% per annum for BSBY borrowings, and 0.50% to 1.00% per annum for base rate borrowings, based on the consolidated leverage ratio (as defined in the Amended ABL Facility) as of the last day of the most recent fiscal quarter. The Company is also required to pay a commitment fee equal to (i) 0.375% per annum at any time the average daily unused portion of the commitments is less than 50% and (ii) 0.25% per annum at any time the average daily unused portion of the commitments is greater than 50%.
The Amended ABL Facility is a senior secured obligation of the Company and certain of our U.S. subsidiaries constituting borrowers thereunder, secured by a first priority lien on substantially all of the personal property and certain real property of the borrowers, including a first priority lien on certain equity interests of direct or indirect domestic subsidiaries of the borrowers and certain equity interests issued by certain foreign subsidiaries of the borrowers.
The Amended ABL Facility contains customary representations, warranties and covenants that, among other things, and subject to certain specified circumstances and exceptions, restrict or limit the ability of the borrowers and certain of their subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, pay dividends or distributions with respect to capital stock and make other restricted payments, make prepayments on certain indebtedness, engage in mergers or other fundamental changes, dispose of property, and change the nature of their business.
The Amended ABL Facility requires compliance with the following financial covenants: (i) a minimum fixed charge coverage ratio of 1.00 to 1.00 for the most recently completed four fiscal quarters and (ii) while a leverage covenant trigger period (as defined in the Amended ABL Facility) is in effect, a maximum consolidated leverage ratio of 4.00 to 1.00 as of the last day of the most recently completed fiscal quarter.
The Amended ABL Facility includes customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross-default to other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of security interests or invalidity of loan documents, certain ERISA events, unsatisfied or unstayed judgments and change of control.
Other Debt. In August 2021, we completed sale-leaseback transactions related to certain vehicles and other equipment for net proceeds of approximately $7.9 million. The transactions have been accounted for as financing arrangements as they did not qualify for sale accounting. As a result, the vehicles and other equipment continue to be reflected on our balance sheet in property, plant and equipment, net. The financing arrangements have a weighted average annual interest rate of 5.4% and are payable in monthly installments with varying maturities through October 2025. We had $5.8 million in financing obligations outstanding under these arrangements at March 31, 2022.

In February 2021, a U.K. subsidiary entered a £6.0 million (approximately $8.3 million) term loan facility that was scheduled to mature in February 2024. Effective January 1, 2022, the term loan had an interest at a rate of SONIA plus a margin of 3.5% per year. The term loan was payable in quarterly installments of £375,000 plus interest beginning March 2021 and a £1.5 million payment due at maturity. We had $5.4 million outstanding under this arrangement at March 31, 2022. In April 2022, this facility was amended to increase the term loan to £7.0 million (approximately $9.1 million) and add a £2.0 million (approximately $2.6 million) revolving credit facility. Both the amended term loan and revolving credit facility mature in April 2025 and bear interest at a rate of SONIA plus a margin of 3.25% per year. The term loan is payable in quarterly installments of £350,000 plus interest beginning June 2022 and a £2.8 million payment due at maturity. We had $11.2 million outstanding under these arrangements at May 2, 2022.
Certain of our foreign subsidiaries maintain local credit arrangements consisting primarily of lines of credit or overdraft facilities which are generally renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. We had $14.5 million and $11.8 million outstanding under these arrangements at March 31, 2022 and December 31, 2021, respectively.
In addition, at March 31, 2022, we had $47.0 million in outstanding letters of credit, performance bonds, and other guarantees for which certain of the letters of credit are collateralized by $4.8 million in restricted cash.
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
For additional discussion of our critical accounting estimates and policies, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021. Except for the following, our critical accounting estimates and policies have not materially changed since December 31, 2021.
In February 2022, in consideration of broader strategic priorities and the timeline and efforts required to further develop the industrial blending business, our management recommended, and our Board of Directors approved a plan to exit our Industrial Blending operations. As a result of the plan to exit and dispose of the assets used in the Industrial Blending business, we estimated in February 2022 and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 that we may incur pre-tax charges in the range of approximately $4 million to $8 million primarily related to the non-cash impairment of long-lived assets related to the Industrial Blending business, which we anticipated recognizing in the first quarter of 2022. In March 2022, we shut down the Industrial Blending business and initiated a sales process to market the industrial blending and warehouse facility and related equipment. As a result of the ongoing sales process and revised estimates for the expected net proceeds from the ultimate disposition, we now anticipate recovering the $19 million carrying value of the long-lived assets associated with the Industrial Blending business. Accordingly, no impairment has been recognized for these assets in the first quarter of 2022, though it remains possible that we may incur a future impairment or loss related to the ongoing sales process.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates and changes in foreign currency exchange rates. A discussion of our primary market risk exposure in financial instruments is presented below.
Interest Rate Risk
At March 31, 2022, we had total principal amounts outstanding under financing arrangements of $116.4 million, including $87.9 million of borrowings under our ABL Facility and $5.4 million of borrowings under a U.K. term loan which are subject to variable interest rates as determined by the respective debt agreements. The weighted average interest rate at March 31, 2022 for the ABL Facility and the U.K. term loan was 1.9% and 3.4%, respectively. Based on the balance of variable rate debt at March 31, 2022, a 100 basis-point increase in short-term interest rates would have increased annual pre-tax interest expense by $0.9 million.
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
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022, the end of the period covered by this quarterly report.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    Risk Factors
Except as set forth below, there have been no material changes during the period ended March 31, 2022 in our “Risk Factors” as discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.
Risks Related to the Ongoing Conflict Between Russia and Ukraine
Given the nature of our business and our global operations, the current conflict between Russia and Ukraine may adversely affect our business and results of operations. Although we do not have any operations in Russia or Ukraine, the broader consequences of this conflict, which may include embargoes, supply chain disruptions, regional instability, and geopolitical shifts, and the extent of the conflict’s effect on our business and results of operations as well as the global economy, cannot be predicted.
The current conflict between Russia and Ukraine may also have the effect of heightening many other risks disclosed in our public filings, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, the volatility of oil and natural gas prices that can adversely affect demand for our products and services; our customers’ activity levels, spending for our products and services, and ability to pay amounts owed us that could be impacted by the ability of our customers to access equity or credit markets; the price and availability of raw materials; the cost and continued availability of borrowed funds; and cybersecurity breaches or business system disruptions.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
a)Not applicable
b)Not applicable
c)The following table details our repurchases of shares of our common stock for the three months ended March 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs ($ in Millions)
January 2022	—	$—	—	$23.8
February 2022	—	$—	—	$23.8
March 2022	1,482	$3.15	—	$23.8
Total	1,482		—
During the three months ended March 31, 2022, we purchased an aggregate of 1,482 shares surrendered in lieu of taxes under vesting of restricted shares.
In November 2018, our Board of Directors authorized changes to our securities repurchase program. These changes increased the authorized amount under the repurchase program to $100.0 million, available for repurchases of any combination of our common stock and our Convertible Notes that matured in 2021.
Our repurchase program remains available to purchase outstanding shares of our common stock in the open market or as otherwise determined by management, subject to certain limitations under the Amended ABL Facility and other factors. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows, available cash on hand, and borrowings under our Amended ABL Facility. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. As of March 31, 2022, we had $23.8 million remaining under the program.
There were no shares of common stock repurchased under the repurchase program during the three months ended March 31, 2022.
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
The information concerning mine safety violations and other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 of this Quarterly Report on Form 10-Q, which is incorporated by reference.

ITEM 5.    Other Information
On May 2, 2022, the Company and certain of its U.S. subsidiaries, as borrowers, entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, and a group of lenders. The Credit Agreement amends and restates the Company’s prior credit agreement dated as of October 17, 2017, as amended, and provides for a senior secured revolving credit facility of up to $175 million (the “Amended ABL Facility”), subject to a borrowing base. The borrowers will have the ability to request the issuance of letters of credit in an aggregate amount of up to $15.0 million and borrow swing line loans in an aggregate principal amount of up to $17.5 million. Amounts borrowed under the Credit Agreement are required to be repaid no later than May 2, 2027.
Borrowing availability under the Amended ABL Facility is subject to a borrowing base, which is calculated based on eligible U.S. accounts receivable, inventory and composite mats included in the rental fleet, net of reserves and subject to limits on certain of the assets included in the borrowing base calculation. To the extent pledged by us, the borrowing base calculation also includes the amount of eligible pledged cash. The administrative agent may establish reserves, in part based on appraisals of the asset base, and other limits in its discretion, which could reduce the amounts otherwise available under the ABL Facility.
Proceeds of loans under the Amended ABL Facility may be used for the refinancing of existing indebtedness, for working capital and for other general corporate purposes. Subject to customary conditions, the aggregate commitments under the Amended ABL Facility may be increased from time to time at the Company’s request and with the consent of the participating lenders, so long as the aggregate amount of the commitments does not exceed $250 million. The borrowers’ obligations under the Amended ABL Facility are secured by a first priority lien on substantially all of the personal property and certain real property of the borrowers, including a first priority lien on certain equity interests of direct or indirect domestic subsidiaries of the borrowers and certain equity interests issued by certain foreign subsidiaries of the borrowers.
Amounts borrowed under the Amended ABL Facility bear interest, at the Company’s option, at either (1) the Bloomberg Short-Term Bank Yield Index (“BSBY”) rate (subject to a floor of zero) or (2) the base rate (subject to a floor of zero), equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A., and (c) BSBY for a one-month interest period plus 1.00%, plus, in each case, an applicable margin per annum. The applicable margin ranges from 1.50% to 2.00% per annum for BSBY borrowings, and 0.50% to 1.00% per annum for base rate borrowings, based on the consolidated leverage ratio (as defined in the Credit Agreement) as set forth in the most recent quarterly compliance certificate.
The Company is also required to pay a commitment fee equal to (i) 0.375% per annum at any time the average daily unused portion of the commitments is less than 50% and (ii) 0.25% per annum at any time the average daily unused portion of the commitments is greater than 50%.
The Credit Agreement contains customary representations, warranties and covenants that, among other things, and subject to certain specified circumstances and exceptions, restrict or limit the ability of the borrowers and certain of their subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, pay dividends or distributions with respect to capital stock and make other restricted payments, make prepayments on certain indebtedness, engage in mergers or other fundamental changes, dispose of property, and change the nature of their business. In addition, the Credit Agreement contains certain affirmative covenants, including reporting requirements such as delivery of financial statements, borrowing base compliance and other certificates and notices of certain events, maintaining insurance, and providing additional guarantees and collateral in certain circumstances.
The Amended ABL Facility requires compliance with the following financial covenants: (i) a minimum fixed charge coverage ratio of 1.00 to 1.00 for the most recently completed four fiscal quarters and (ii) while a leverage covenant trigger period (as defined in the Amended ABL Facility) is in effect, a maximum consolidated leverage ratio of 4.00 to 1.00 as of the last day of the most recently completed fiscal quarter.
The Credit Agreement includes provisions permitting the Company to amend the Credit Agreement to establish specific metrics and performance targets with respect to certain environmental, social and governance targets of the Company and its subsidiaries and upon the effectiveness of any such amendment, those specific metrics and performance targets will be used, together with the pricing grid, to determine pricing under the Credit Agreement.
The Credit Agreement includes customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross-default to other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of security interests or invalidity of loan documents, certain ERISA events, unsatisfied or unstayed judgments and change of control.
The foregoing summary of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Credit Agreement, a copy of which is attached as Exhibit 10.3 to this quarterly report and incorporated herein by reference.

ITEM 6.    Exhibits
The exhibits listed are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

10.1
Cooperation Agreement, by and between Newpark Resources, Inc., Bradley L. Radoff and The Radoff Family Foundation, dated February 17, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2022 (SEC File No. 001-02960)

10.2
Amended and Restated Employment Agreement effective March 1, 2022, between Newpark Resources, Inc. and Matthew Lanigan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 4, 2022 (SEC File No. 001-02960)

*10.3
Second Amended and Restated Credit Agreement dated as of May 2, 2022 by and among Newpark Resources, Inc., Newpark Drilling Fluids LLC, Newpark Mats & Integrated Services LLC, Excalibar Minerals LLC, Newpark Industrial Blending Solutions LLC, and Dura-Base Nevada, Inc., as borrowers, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and an L/C Issuer, and the other Lenders party hereto

*31.1	Certification of Matthew S. Lanigan pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Gregg S. Piontek pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of Matthew S. Lanigan pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of Gregg S. Piontek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*95.1	Reporting requirements under the Mine Safety and Health Administration
*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*101.SCH	Inline XBRL Schema Document
*101.CAL	Inline XBRL Calculation Linkbase Document
*101.DEF	Inline XBRL Definition Linkbase Document
*101.LAB	Inline XBRL Label Linkbase Document
*101.PRE	Inline XBRL Presentation Linkbase Document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*     Filed herewith.
**   Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2022

NEWPARK RESOURCES, INC.
(Registrant)

By:	/s/ Matthew S. Lanigan
Matthew S. Lanigan President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gregg S. Piontek
Gregg S. Piontek Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Douglas L. White
Douglas L. White Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)