Form 10-Q
period 2022-06-30
NEWPARK RESOURCES INC
filed 2022-08-03
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
    Yes ☐     No ☑
As of August 1, 2022, a total of 93,999,672 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2022

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
For further information regarding these and other factors, risks, and uncertainties that could cause actual results to differ, we refer you to the risk factors set forth in Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2022, and our Annual Report on Form 10-K for the year ended December 31, 2021.

PART I     FINANCIAL INFORMATION
ITEM 1.    Financial Statements
Newpark Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	June 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$20,159	$24,088
Receivables, net	192,801	194,296
Inventories	190,171	155,341
Prepaid expenses and other current assets	17,800	14,787
Total current assets	420,931	388,512

Property, plant and equipment, net	242,062	260,256
Operating lease assets	25,500	27,569
Goodwill	47,132	47,283
Other intangible assets, net	22,006	24,959
Deferred tax assets	5,403	2,316
Other assets	2,890	1,991
Total assets	$765,924	$752,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$22,484	$19,210
Accounts payable	94,587	84,585
Accrued liabilities	39,194	46,597
Total current liabilities	156,265	150,392

Long-term debt, less current portion	121,975	95,593
Noncurrent operating lease liabilities	20,488	22,352
Deferred tax liabilities	7,143	11,819
Other noncurrent liabilities	9,302	10,344
Total liabilities	315,173	290,500

Commitments and contingencies (Note 9)

Common stock, $0.01 par value (200,000,000 shares authorized and 111,287,933 and 109,330,733 shares issued, respectively)	1,113	1,093
Paid-in capital	637,293	634,929
Accumulated other comprehensive loss	(68,801)	(61,480)
Retained earnings	18,091	24,345
Treasury stock, at cost (17,288,261 and 16,981,147 shares, respectively)	(136,945)	(136,501)
Total stockholders’ equity	450,751	462,386
Total liabilities and stockholders’ equity	$765,924	$752,886

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2022	2021	2022	2021
Revenues	$194,144	$142,249	$370,582	$283,421
Cost of revenues	168,206	124,106	319,194	244,097
Selling, general and administrative expenses	24,330	22,980	48,763	43,891
Other operating income, net	(80)	(1,590)	(30)	(1,864)
Impairment	7,905	—	7,905	—
Operating loss	(6,217)	(3,247)	(5,250)	(2,703)

Foreign currency exchange (gain) loss	(583)	224	(519)	(108)
Interest expense, net	1,638	2,164	2,844	4,572
Loss on extinguishment of debt	—	—	—	790
Loss before income taxes	(7,272)	(5,635)	(7,575)	(7,957)

Provision (benefit) for income taxes	480	363	(2,344)	3,403
Net loss	$(7,752)	$(5,998)	$(5,231)	$(11,360)

Net loss per common share - basic:	$(0.08)	$(0.07)	$(0.06)	$(0.12)
Net loss per common share - diluted:	$(0.08)	$(0.07)	$(0.06)	$(0.12)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021

Net loss	$(7,752)	$(5,998)	$(5,231)	$(11,360)

Foreign currency translation adjustments (net of tax benefit (expense) of $366, $(90), $465, $186)	(6,093)	670	(7,321)	(2,614)

Comprehensive loss	$(13,845)	$(5,328)	$(12,552)	$(13,974)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In thousands)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total
Balance at March 31, 2022	$1,093	$636,397	$(62,708)	$26,866	$(136,505)	$465,143
Net loss	—	—	—	(7,752)	—	(7,752)
Employee stock options, restricted stock and employee stock purchase plan	20	(834)	—	(1,023)	(440)	(2,277)
Stock-based compensation expense	—	1,730	—	—	—	1,730
Foreign currency translation, net of tax	—	—	(6,093)	—	—	(6,093)
Balance at June 30, 2022	$1,113	$637,293	$(68,801)	$18,091	$(136,945)	$450,751

Balance at March 31, 2021	$1,077	$628,552	$(57,456)	$45,554	$(136,805)	$480,922
Net loss	—	—	—	(5,998)	—	(5,998)
Employee stock options, restricted stock and employee stock purchase plan	13	(713)	—	(1,046)	402	(1,344)
Stock-based compensation expense	—	1,994	—	—	—	1,994
Foreign currency translation, net of tax	—	—	670	—	—	670
Balance at June 30, 2021	$1,090	$629,833	$(56,786)	$38,510	$(136,403)	$476,244

Balance at December 31, 2021	$1,093	$634,929	$(61,480)	$24,345	$(136,501)	$462,386
Net loss	—	—	—	(5,231)	—	(5,231)
Employee stock options, restricted stock and employee stock purchase plan	20	(834)	—	(1,023)	(444)	(2,281)
Stock-based compensation expense	—	3,198	—	—	—	3,198
Foreign currency translation, net of tax	—	—	(7,321)	—	—	(7,321)
Balance at June 30, 2022	$1,113	$637,293	$(68,801)	$18,091	$(136,945)	$450,751

Balance at December 31, 2020	$1,076	$627,031	$(54,172)	$50,937	$(136,840)	$488,032
Net loss	—	—	—	(11,360)	—	(11,360)
Employee stock options, restricted stock and employee stock purchase plan	14	(471)	—	(1,067)	437	(1,087)
Stock-based compensation expense	—	3,273	—	—	—	3,273
Foreign currency translation, net of tax	—	—	(2,614)	—	—	(2,614)
Balance at June 30, 2021	$1,090	$629,833	$(56,786)	$38,510	$(136,403)	$476,244

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(5,231)	$(11,360)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Impairment	7,905	—
Depreciation and amortization	20,563	21,493
Stock-based compensation expense	3,198	3,273
Provision for deferred income taxes	(6,918)	402
Credit loss expense	447	230
Gain on sale of assets	(2,001)	(5,358)
Loss on extinguishment of debt	—	790
Amortization of original issue discount and debt issuance costs	587	2,068
Change in assets and liabilities:
Increase in receivables	(5,350)	(5,594)
Increase in inventories	(38,660)	(209)
Increase in other assets	(5,196)	(2,236)
Increase in accounts payable	12,208	21,344
Increase (decrease) in accrued liabilities and other	(4,563)	994
Net cash provided by (used in) operating activities	(23,011)	25,837

Cash flows from investing activities:
Capital expenditures	(9,515)	(10,477)
Proceeds from sale of property, plant and equipment	1,943	9,208
Net cash used in investing activities	(7,572)	(1,269)

Cash flows from financing activities:
Borrowings on lines of credit	156,420	97,746
Payments on lines of credit	(129,914)	(100,469)
Purchases of Convertible Notes	—	(18,107)
Proceeds from term loan	3,754	8,258
Debt issuance costs	(997)	(196)
Purchases of treasury stock	(2,537)	(1,350)
Other financing activities	296	808
Net cash provided by (used in) financing activities	27,022	(13,310)

Effect of exchange rate changes on cash	(1,412)	(591)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(4,973)	10,667
Cash, cash equivalents, and restricted cash at beginning of period	29,489	30,348
Cash, cash equivalents, and restricted cash at end of period	$24,516	$41,015

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Significant Accounting Policies
Newpark Resources, Inc. is a geographically diversified supplier providing environmentally-sensitive products, as well as rentals and services to customers across multiple industries. The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we collectively refer to as the “Company,” “we,” “our,” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. Our fiscal year end is December 31, our second quarter represents the three month period ended June 30, and our first half represents the six month period ended June 30. The results of operations for the second quarter and first half of 2022 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise noted, all currency amounts are stated in U.S. dollars.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2022, our results of operations for the second quarter and first half of 2022 and 2021, and our cash flows for the first half of 2022 and 2021. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2021 is derived from the audited consolidated financial statements at that date.
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
We operate our business through three segments: Fluids Systems, Industrial Solutions, and Industrial Blending. In the second quarter of 2022, we began reporting our business through these three reportable segments. Prior to this change, we aggregated our now exited Industrial Blending business and reported it within Industrial Solutions. We have reflected this change in all periods presented.
•Our Fluids Systems segment provides customized drilling, completion, and stimulation fluids products and related technical services to oil and natural gas exploration and production (“E&P”) customers primarily in North America and Europe, the Middle East and Africa (“EMEA”), as well as certain countries in Asia Pacific and Latin America. We also have industrial mineral grinding operations for barite, a critical raw material in drilling fluids systems, which serve to support our activities in certain regions within the U.S. drilling fluids market and also sell the products to third party users, including other drilling fluids companies. In addition, we sell a variety of other minerals, principally to third-party industrial (non-oil and natural gas) markets. In February 2022, our Board of Directors approved a plan to explore strategic options for our U.S. mineral grinding business. See Note 11 for further information.
•Our Industrial Solutions segment provides temporary worksite access, including the rental of our recyclable composite matting systems, along with related site construction and services to customers in various markets including power transmission, E&P, pipeline, renewable energy, petrochemical, construction and other industries, primarily in the United States and Europe. We also manufacture and sell our recyclable composite mats to customers around the world, with power transmission being the primary end-market.
•Our Industrial Blending segment (previously reported within the Industrial Solutions segment) began operations in 2020 and supported industrial end-markets, including the production of disinfectants and industrial cleaning products. In February 2022, our Board of Directors approved a plan to exit our Industrial Blending operations. See Note 11 for further information. As part of the exit plan, we completed the wind down of the Industrial Blending business in the first quarter of 2022 and are currently pursuing the sale of the industrial blending and warehouse facility and related equipment located in Conroe, Texas. Beginning in the second quarter of 2022, the assets and operating results associated with our Industrial Blending operations have been reported as a separate segment for all periods presented.

Note 2 – Earnings Per Share
The following table presents the reconciliation of the numerator and denominator for calculating net loss per share:

	Second Quarter		First Half
(In thousands, except per share data)	2022	2021	2022	2021
Numerator
Net loss - basic and diluted	$(7,752)	$(5,998)	$(5,231)	$(11,360)

Denominator
Weighted average common shares outstanding - basic	92,657	91,145	92,389	90,924
Dilutive effect of stock options and restricted stock awards	—	—	—	—
Weighted average common shares outstanding - diluted	92,657	91,145	92,389	90,924

Net loss per common share
Basic	$(0.08)	$(0.07)	$(0.06)	$(0.12)
Diluted	$(0.08)	$(0.07)	$(0.06)	$(0.12)
We excluded the following weighted-average potential shares from the calculations of diluted net loss per share during the applicable periods because their inclusion would have been anti-dilutive:

	Second Quarter		First Half
(In thousands)	2022	2021	2022	2021
Stock options and restricted stock awards	5,169	5,863	5,432	5,583
For the second quarter and first half of 2022 and 2021, we excluded all potentially dilutive stock options and restricted stock awards in calculating diluted earnings per share as the effect was anti-dilutive due to the net loss incurred for these periods.
Note 3 – Repurchase Program
Our repurchase program remains available for repurchases of our common stock. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows, available cash on hand, and borrowings under our Amended ABL Facility (as defined in Note 7). As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. As of June 30, 2022, we had $23.8 million remaining under the program.
There were no shares of common stock repurchased under the repurchase program during the first half of 2022 or 2021. During the first half of 2021, we repurchased $18.3 million of our Convertible Notes in the open market under the repurchase program for a total cost of $18.1 million.
Note 4 – Stock-Based and Other Long-Term Incentive Compensation
During the second quarter of 2022, our stockholders approved an amendment to the 2015 Employee Equity Incentive Plan (“2015 Plan”), increasing the number of shares authorized for issuance under the 2015 Plan from 14,300,000 to 15,300,000 shares, and also approved an amendment to the 2014 Non-Employee Directors’ Restricted Stock Plan (“2014 Director Plan”), increasing the number of shares authorized for issuance under the 2014 Director Plan from 1,200,000 to 1,400,000 shares.
During the second quarter of 2022, the Compensation Committee of our Board of Directors (“Compensation Committee”) approved equity-based compensation to executive officers and other key employees consisting of 1,977,096 restricted stock units, which will vest in equal installments over a three-year period. In addition, non-employee directors received a grant of 260,339 restricted stock awards, which will vest in full on the earlier of the day prior to the next annual meeting of stockholders following the grant date or the first anniversary of the grant date. At June 30, 2022, 1,589,403 shares remained available for award under the 2015 Plan and 86,188 shares remained available for award under the 2014 Director Plan. The weighted average grant-date fair value was $4.11 per share for both the restricted stock units and restricted stock awards.
Also during the second quarter of 2022, the Compensation Committee approved the issuance of performance-based cash awards to certain executive officers with a target value of $2.8 million. The performance-based cash awards will be settled based on the relative ranking of our total shareholder return (“TSR”) as compared to the TSR of our designated peer group over a three-year performance period. The performance period began June 1, 2022 and ends May 31, 2025, with the ending TSR price being equal to the average closing price of our shares over the 30-calendar days ending May 31, 2025 and the cash payout for each executive ranging from 0% to 200% of target. The performance-based cash awards are accrued as a liability award over the performance period based on the estimated fair value. The fair value of the performance-based cash awards is remeasured each period using a Monte-Carlo valuation model with changes in fair value recognized in the consolidated statements of operations.
Note 5 – Receivables
Receivables consisted of the following:

(In thousands)	June 30, 2022	December 31, 2021
Trade receivables:
Gross trade receivables	$189,001	$185,065
Allowance for credit losses	(4,603)	(4,587)
Net trade receivables	184,398	180,478
Income tax receivables	2,618	4,167
Other receivables	5,785	9,651
Total receivables, net	$192,801	$194,296
Other receivables included $4.6 million and $5.7 million for value added, goods and service taxes related to foreign jurisdictions as of June 30, 2022 and December 31, 2021, respectively. In addition, other receivables included an insurance receivable balance resulting from a property insurance claim caused by Hurricane Ida in August 2021 of $0.3 million and $1.9 million as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, the claims related to the hurricane under our property insurance program have not been finalized.
Changes in our allowance for credit losses were as follows:

	First Half
(In thousands)	2022	2021
Balance at beginning of period	$4,587	$5,024
Credit loss expense	447	230
Write-offs, net of recoveries	(431)	(522)
Balance at end of period	$4,603	$4,732
Note 6 – Inventories
Inventories consisted of the following:

(In thousands)	June 30, 2022	December 31, 2021
Raw materials:
Fluids Systems	$142,012	$119,242
Industrial Solutions	5,124	4,939
Total raw materials	147,136	124,181
Blended fluids systems components	35,781	27,793
Finished goods - mats	7,254	3,367
Total inventories	$190,171	$155,341
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

The increase in inventories in the first half of 2022 was primarily attributable to a combination of raw materials cost inflation, activity-driven increases, and elevated vendor prepayments in the Fluids Systems segment, as well as the production of mats in the Industrial Solutions segment for anticipated sales.
Note 7 – Financing Arrangements and Fair Value of Financial Instruments
Financing arrangements consisted of the following:

	June 30, 2022			December 31, 2021
(In thousands)	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt
ABL Facility	$110,000	$—	$110,000	$86,500	$—	$86,500
Term loan	8,102	(135)	7,967	6,094	(110)	5,984
Financing obligations	5,094	(54)	5,040	6,688	(78)	6,610
Other debt	21,452	—	21,452	15,709	—	15,709
Total debt	144,648	(189)	144,459	114,991	(188)	114,803
Less: Current portion	(22,484)	—	(22,484)	(19,210)	—	(19,210)
Long-term debt	$122,164	$(189)	$121,975	$95,781	$(188)	$95,593
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
Asset-Based Loan Facility. In October 2017, we entered into an asset-based revolving credit agreement, which was amended in March 2019 (the “ABL Facility”). In May 2022, we amended and restated the ABL Facility (the “Amended ABL Facility”). The Amended ABL Facility provides financing of up to $175.0 million available for borrowings (inclusive of letters of credit), which can be increased up to $250.0 million, subject to certain conditions. The Amended ABL Facility has a five-year term expiring May 2027, expands available borrowing capacity associated with the Industrial Solutions rental mat fleet, replaces the LIBOR-based pricing grid with a Bloomberg Short-Term Bank Yield Index (“BSBY”) pricing grid, and includes a mechanism to incorporate a sustainability-linked pricing framework with the consent of the required lenders (as defined in the Amended ABL Facility).
As of June 30, 2022, our total availability under the Amended ABL Facility was $155.3 million, of which $110.0 million was drawn and $1.4 million was used for outstanding letters of credit, resulting in remaining availability of $43.9 million.
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
Under the terms of the Amended ABL Facility, we may elect to borrow at a variable interest rate based on either, (1) the BSBY rate (subject to a floor of zero) or (2) the base rate (subject to a floor of zero), equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A., and (c) BSBY for a one-month interest period plus 1.00%, plus, in each case, an applicable margin per annum. The applicable margin ranges from 1.50% to 2.00% per annum for BSBY borrowings, and 0.50% to 1.00% per annum for base rate borrowings, based on the consolidated leverage ratio (as defined in the Amended ABL Facility) as of the last day of the most recent fiscal quarter. We are also required to pay a commitment fee equal to (i) 0.375% per annum at any time the average daily unused portion of the commitments is greater than 50% and (ii) 0.25% per annum at any time the average daily unused portion of the commitments is less than 50%.
As of June 30, 2022, the applicable margin for borrowings under the Amended ABL Facility was 1.50% with respect to BSBY borrowings and 0.50% with respect to base rate borrowings. As of June 30, 2022, the weighted average interest rate for the Amended ABL Facility was 2.84% and the applicable commitment fee on the unused portion of the Amended ABL Facility was 0.25% per annum.

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
Other Debt. In August 2021, we completed sale-leaseback transactions related to certain vehicles and other equipment for net proceeds of approximately $7.9 million. The transactions have been accounted for as financing arrangements as they did not qualify for sale accounting. As a result, the vehicles and other equipment continue to be reflected on our balance sheet in property, plant and equipment, net. The financing arrangements have a weighted average annual interest rate of 5.4% and are payable in monthly installments with varying maturities through October 2025. We had $5.0 million in financing obligations outstanding under these arrangements at June 30, 2022.
In February 2021, a U.K. subsidiary entered a £6.0 million (approximately $8.3 million) term loan facility that was scheduled to mature in February 2024. In April 2022, this facility was amended to increase the term loan to £7.0 million (approximately $9.1 million) and add a £2.0 million (approximately $2.6 million) revolving credit facility. Both the amended term loan and revolving credit facility mature in April 2025 and bear interest at a rate of SONIA plus a margin of 3.25% per year. The term loan is payable in quarterly installments of £350,000 plus interest beginning June 2022 and a £2.8 million payment due at maturity. We had $10.4 million outstanding under these arrangements at June 30, 2022.
Certain of our foreign subsidiaries maintain local credit arrangements consisting primarily of lines of credit or overdraft facilities which are generally renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. We had $11.9 million and $11.8 million outstanding under these arrangements at June 30, 2022 and December 31, 2021, respectively.
In addition, at June 30, 2022, we had $50.2 million in outstanding letters of credit, performance bonds, and other guarantees for which certain of the letters of credit are collateralized by $4.4 million in restricted cash.
Our financial instruments include cash and cash equivalents, receivables, payables, and debt. We believe the carrying values of these instruments approximated their fair values at June 30, 2022 and December 31, 2021.
Note 8 – Income Taxes
The benefit for income taxes was $2.3 million for the first half of 2022, which includes an income tax benefit of $3.1 million related to the restructuring of certain subsidiary legal entities within Europe, as the undistributed earnings for an international subsidiary are no longer subject to certain taxes upon future distribution. The provision for income taxes in the first half of 2022 reflects the impact from the geographic composition of our earnings and was unfavorably impacted as we are unable to recognize a tax benefit related to the $7.9 million impairment charge. The provision for income taxes was $3.4 million for the first half of 2021, despite reporting a pretax loss for the period, primarily reflecting the impact of the geographic composition of our pretax loss. The tax expense in 2021 primarily related to earnings from our international operations since we were unable to recognize the tax benefit from our U.S. losses as they may not be realized.
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

	First Half
(In thousands)	2022	2021
Cash paid for:
Income taxes (net of refunds)	$5,508	$3,263
Interest	$2,110	$2,579
Cash, cash equivalents, and restricted cash in the consolidated statements of cash flows consisted of the following:

(In thousands)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$20,159	$24,088
Restricted cash (included in prepaid expenses and other current assets)	4,357	5,401
Cash, cash equivalents, and restricted cash	$24,516	$29,489

Note 11 – Segment Data
Summarized operating results for our reportable segments are shown in the following table (net of inter-segment transfers):

	Second Quarter		First Half
(In thousands)	2022	2021	2022	2021
Revenues
Fluids Systems	$145,261	$97,093	$286,275	$184,942
Industrial Solutions	48,883	43,287	84,307	92,057
Industrial Blending	—	1,869	—	6,422
Total revenues	$194,144	$142,249	$370,582	$283,421

Operating income (loss)
Fluids Systems	$425	$(6,531)	$3,799	$(13,298)
Industrial Solutions	9,754	11,298	16,112	24,478
Industrial Blending	(8,912)	(1,155)	(9,798)	(1,205)
Corporate office	(7,484)	(6,859)	(15,363)	(12,678)
Total operating income (loss)	$(6,217)	$(3,247)	$(5,250)	$(2,703)
    The following table presents further disaggregated revenues for the Fluids Systems segment:

	Second Quarter		First Half
(In thousands)	2022	2021	2022	2021
United States	$85,355	$56,784	$156,198	$104,454
Canada	11,344	4,956	33,579	17,619
Total North America	96,699	61,740	189,777	122,073

EMEA	42,870	32,962	87,045	58,421
Other	5,692	2,391	9,453	4,448
Total International	48,562	35,353	96,498	62,869

Total Fluids Systems revenues	$145,261	$97,093	$286,275	$184,942
The following table presents further disaggregated revenues for the Industrial Solutions segment:

	Second Quarter		First Half
(In thousands)	2022	2021	2022	2021
Product sales revenues	$18,539	$10,182	$22,962	$30,219
Rental revenues	17,546	19,233	35,161	36,312
Service revenues	12,798	13,872	26,184	25,526
Total Industrial Solutions revenues	$48,883	$43,287	$84,307	$92,057
With ongoing support from outside financial and other advisors, we have continuously reviewed our portfolio during the oil and natural gas cycle of the last couple of years. These reviews have focused on evaluating changes in the outlook for our served markets and customer priorities, while identifying opportunities for value-creating options in our portfolio, placing investment emphasis in markets where we generate strong returns and where we see greater long-term viability and stability. As part of the ongoing review of our portfolio, our Board of Directors approved two actions in February 2022 intended to enhance liquidity available for investment in higher returning businesses.
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

As a result of the plan to exit and dispose of the assets used in the Industrial Blending business, we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 that we may incur pre-tax charges in the range of approximately $4 million to $8 million primarily related to the non-cash impairment of long-lived assets used in the Industrial Blending business. In March 2022, we shut down the Industrial Blending business and initiated a sales process to market the industrial blending and warehouse facility and related equipment. In June 2022, as a result of the ongoing sales process and revised estimates for the expected net proceeds from the ultimate disposition, we recognized a $7.9 million impairment charge related to these long-lived assets. As of June 30, 2022, the remaining carrying value of the long-lived assets previously used in the now exited Industrial Blending business was $11 million. It remains possible that we may incur a future impairment or loss related to the ongoing sales process.
Second, our Board of Directors approved management’s plan to explore strategic options, including the potential sale, for our U.S. mineral grinding business. During the second quarter of 2022, we initiated a formal sale process that we anticipate completing in 2022, although it is not certain that any such transaction will be consummated. The U.S. mineral grinding business contributed third-party revenues of $26 million for the first half of 2022 and $16 million for the first half of 2021. As of June 30, 2022, the U.S. mineral grinding business had approximately $53 million of net capital employed, including approximately $31 million of net working capital.
Industrial Solutions operating results for the second quarter of 2021 included a $1.0 million gain in other operating income related to a legal settlement.

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
Overview
Newpark Resources, Inc. (the “Company,” “we,” “our,” or “us”) is a geographically diversified supplier providing environmentally-sensitive products, as well as rentals and services to customers across multiple industries. We operate our business through three segments: Industrial Solutions, which serves various markets including power transmission, oil and natural gas exploration and production (“E&P”), pipeline, renewable energy, petrochemical, construction and other industries; Fluids Systems, which primarily serves E&P customers; and Industrial Blending, which we shut down in March 2022.
The relative contribution of revenues and operating income for the Industrial Solutions and Fluids Systems segments for the first half of 2022 is as follows (amounts in millions):

As illustrated above, while the Fluids Systems segment has historically been the primary driver of revenues, the Industrial Solutions segment has historically been, and remains the primary driver of operating income, cash flows, and financial returns.
Our long-term strategy includes key foundational elements that are intended to enhance long-term shareholder value creation:
•End-market diversification – To help reduce our dependency on customers in the volatile E&P industry, provide growth opportunities into new markets, and ultimately improve the stability in cash flow generation and returns on invested capital, we have focused our efforts over the past several years on expanding our presence beyond our historical E&P customer base. These efforts have been primarily focused within our Industrial Solutions segment, where we have prioritized growth in power transmission, pipeline, renewable energy, and construction markets. The continued expansion of revenues in industrial markets, and particularly end-markets that are likely to benefit from ongoing energy transition efforts around the world, such as power transmission, renewable energy, and geothermal, remains a strategic priority going forward, and we anticipate that our capital investments will primarily focus on supporting this objective.
•Provide products that enhance environmental sustainability – The Company has a long history of providing environmentally-sensitive technologies to our customers. In the Industrial Solutions segment, we believe the lightweight design of our fully recyclable DURA-BASE® matting system provides a distinct environmental advantage for our customers as compared to alternative wood mat products in the market, by eliminating deforestation required to produce wood mat products while also reducing greenhouse gas emissions associated with product transportation. We also continue to leverage our investments in research and development capabilities and adaptable manufacturing processes to increase the use of recycled and alternate materials in our composite mat production, providing further potential economic benefits along with a significant reduction in lifecycle greenhouse gas emissions when compared to using traditional virgin resin. In our Fluids Systems segment, our family of high-performance water-based fluids systems, which we market as Evolution® and DeepDrill® systems, are designed to enhance drilling performance while also providing a variety of environmental benefits relative to traditional oil-based fluids. Our Fluids Systems segment has also developed a water-based fluids system for geothermal applications that we market as TerraThermTM designed specifically for clean-energy geothermal drilling, as well as the TransitionTM family of brine-tolerant stimulation chemicals, which reduce the freshwater required for well stimulation applications. The continued advancement of technology that provides our customers with economic benefits, while also enhancing their environmental and safety programs, remains a priority for our research and development efforts.
Segment Overview
In the second quarter of 2022, we began reporting our business through three reportable segments: Fluids Systems, Industrial Solutions, and Industrial Blending. Prior to this change, we aggregated our now exited Industrial Blending business and reported it within Industrial Solutions. We have reflected this change in all periods presented.
Industrial Solutions – Our Industrial Solutions segment, which generated 23% of revenues and $16.1 million of operating income for the first half of 2022, provides temporary worksite access solutions, including the rental of our recyclable composite matting systems, along with related site construction and services to customers in various markets including power transmission, E&P, pipeline, renewable energy, petrochemical, construction and other industries, primarily in the United States and Europe. We also manufacture and sell our recyclable composite mats to customers around the world, with power transmission being the primary end-market. Over the past year, the impacts of global supply chain disruptions have caused significant cost inflation to the resin and other materials used to manufacture our composite mats. These raw material cost increases have negatively impacted the profitability of our business, although we are working with customers to offset the inflationary impact.
Our Industrial Solutions segment has been the primary source of operating income and cash generation for us in recent years and has also been the primary focus for growth investments. The growth of this business in the power transmission and other industrial markets remains a strategic priority for us due to such markets’ relative stability compared to E&P, as well as the magnitude of growth opportunity in these markets, including the potential positive impact from the energy transition. From 2018 to 2021, annual segment revenues from these targeted industrial markets increased from approximately $116 million to $157 million, reflecting a 11% cumulative annual growth rate, and we look to build upon this success going forward through both organic and inorganic growth opportunities. We expect customer activity, particularly in the power transmission sector, will remain robust in the coming years, driven in part by the impacts of the energy transition and the increasing investment in grid reliance initiatives.
Industrial Blending – In 2020, we began leveraging our oilfield chemical blending capacity and technical expertise into industrial blending operations, and in response to the increasing market demand for cleaning products resulting from the COVID-19 pandemic, began producing disinfectants and industrial cleaning products in 2020. Despite our initial success, a key blue-chip customer experienced a significant decline in product demand and cancelled all orders of disinfectants and cleaning products in the third quarter of 2021. In February 2022, in consideration of broader strategic priorities and the timeline and efforts required to further develop the Industrial Blending business, our Board of Directors approved a plan to exit our Industrial Blending operations. As part of the exit plan, we completed the wind down of the Industrial Blending business in the first quarter of 2022 and initiated a sales process to market the industrial blending and warehouse facility and related equipment located in Conroe, Texas.
As a result of the plan to exit and dispose of the assets used in the Industrial Blending business, we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 that we may incur pre-tax charges in the range of approximately $4 million to $8 million primarily related to the non-cash impairment of long-lived assets used in the Industrial Blending business. In June 2022, as a result of the ongoing sales process and revised estimates for the expected net proceeds from the ultimate disposition, we recognized a $7.9 million impairment charge related to these long-lived assets. As of June 30, 2022, the remaining carrying value of the long-lived assets previously used in the now exited Industrial Blending business was $11 million. It remains possible that we may incur a future impairment or loss related to the ongoing sales process.
Fluids Systems – Our Fluids Systems segment, which generated 77% of consolidated revenues and $3.8 million of operating income for the first half of 2022, provides drilling, completion, and stimulation fluids products and related technical services to customers for oil, natural gas, and geothermal projects primarily in North America and Europe, the Middle East and Africa (“EMEA”), as well as certain countries in Asia Pacific and Latin America. Our Fluids Systems operating results remain dependent on oil and natural gas drilling activity levels in the markets we serve and the nature of the drilling operations (including the depth and whether the wells are drilled vertically or horizontally), which governs the revenue potential of each well. Drilling activity levels, in turn, depend on a variety of factors, including oil and natural gas commodity pricing, inventory levels, product demand, and regulatory restrictions. Oil and natural gas prices and activity are cyclical and volatile, and this market volatility has a significant impact on our operating results.

While our Fluids Systems revenue potential is driven by a number of factors including those described above, rig count data remains the most widely accepted indicator of drilling activity. Average North American rig count data for the second quarter and first half of 2022 as compared to the same periods of 2021 is as follows:

	Second Quarter		2022 vs 2021
	2022	2021	Count	%
U.S. Rig Count	713	450	263	58%
Canada Rig Count	113	72	41	57%
North America Rig Count	826	522	304	58%

	First Half		2022 vs 2021
	2022	2021	Count	%
U.S. Rig Count	675	420	255	61%
Canada Rig Count	154	105	49	47%
North America Rig Count	829	525	304	58%
_______________________________________________________
Source: Baker Hughes Company
During March 2020, oil prices collapsed due to geopolitical events along with the worldwide effects of the COVID-19 pandemic. As a result, U.S. rig count declined significantly beginning in March 2020 before reaching a low of 244 in August 2020. During 2021, oil prices rebounded, and the average U.S. rig count gradually increased, ending 2021 at 586 rigs. During 2022, oil prices have significantly increased due to geopolitical events, and the average U.S. rig count has continued to increase. We anticipate that market activity will continue to improve in 2022, although U.S. activity is expected to remain below 2019 levels as many of our customers maintain stronger capital discipline and prioritize cash flow generation over growth. Further, in the wake of COVID-19, an uncertain economic environment, including widespread supply chain disruptions, as well as enacted and proposed legislative changes in the U.S. impacting the oil and natural gas industry, make market activity levels difficult to predict. The Canada rig count reflects normal seasonality for this market, with the highest rig count levels generally observed in the first quarter of each year, prior to Spring break-up.
Outside of North America land markets, drilling activity is generally more stable as this drilling activity is based on longer-term economic projections and multi-year drilling programs, which typically reduces the impact of short-term changes in commodity prices on overall drilling activity. However, operations in several countries in the EMEA region experienced activity disruptions and project delays beginning in early 2020 and continuing through 2021, driven by government-imposed restrictions on movements of personnel, quarantines of staffing, and logistical limitations as a result of the COVID-19 pandemic. Revenues and profitability from our international Fluids Systems business gradually recovered in 2021, with revenues for the first half of 2022 near pre-COVID levels. The combination of increasing activity levels combined with the impacts of global supply chain disruptions have caused significant cost inflation to many hydrocarbon-based products and chemicals used in our fluids systems, and in many cases, we are unable to adjust our customer pricing due to the long-term contracts in place. Consequently, the inflationary impacts are negatively impacting the profitability of our international operations, and we expect this trend to continue throughout 2022, though the impact of cost inflation is very difficult to predict.
Looking ahead, the combination of recent geopolitical events and elevated oil and natural gas prices are causing a renewed desire within several markets to increase drilling activity levels, to help ensure reliable energy supply in the coming years, as many markets bridge to a higher reliance on renewable sources over the longer-term. Consequently, the outlook for several markets, including North America and the EMEA region, continues to strengthen, with growth in activity expected over the next few years, particularly as certain countries seek to limit their dependency on Russia-sourced oil and natural gas.
Following the 2020 market collapse and reduced demand for our products and services as a result of the decline in oil prices and the COVID-19 pandemic, we took a number of actions during 2020 and continuing into 2021 aimed at conserving cash and protecting our liquidity, which included the implementation of cost reduction programs, including workforce reductions, employee furloughs, the suspension of the Company’s matching contributions to its U.S. defined contribution plan, and temporary salary reductions effective April 1, 2020 for a significant portion of U.S. employees. Beginning in the second quarter of 2021, we restored salaries to pre-reduction levels for a portion of our non-executive U.S. employees and reinstituted the Company matching contribution for our U.S. defined contribution plan, with the remainder of the temporary salary reductions restored by the third quarter of 2021.
Over the past two years, we have continued to work closely with outside financial and other advisors, continuously reviewing our portfolio and the evolving outlook for our served markets and customer priorities, while identifying opportunities for value-creating options in our portfolio, placing investment emphasis in markets where we generate strong returns and where we see greater long-term viability and stability. While we have taken meaningful actions to reduce our workforce and cost structure, our business contains high levels of fixed costs, including significant facility and personnel expense. As part of this portfolio review, during the first quarter of 2022, our Board of Directors approved management’s plan to explore strategic options, including the potential sale, for our U.S. mineral grinding business. During the second quarter of 2022, we initiated a formal sale process that we anticipate completing in 2022, although it is not certain that any such transaction will be consummated. The U.S. mineral grinding business contributed third-party revenues of $26 million for the first half of 2022 and $16 million for the first half of 2021. As of June 30, 2022, the U.S. mineral grinding business had approximately $53 million of net capital employed, including approximately $31 million of net working capital.
We continue to evaluate other under-performing areas of our business, including the Gulf of Mexico and certain international oil and natural gas markets, and anticipate additional actions may be necessary to optimize our operational footprint and invested capital in Fluids Systems to transform this business for the evolving market realities. As a result, we may incur future charges related to these efforts or potential asset impairments, which may negatively impact our future results.

Second Quarter of 2022 Compared to Second Quarter of 2021
Consolidated Results of Operations
Summarized results of operations for the second quarter of 2022 compared to the second quarter of 2021 are as follows:

	Second Quarter		2022 vs 2021
(In thousands)	2022	2021	$	%
Revenues	$194,144	$142,249	$51,895	36%
Cost of revenues	168,206	124,106	44,100	36%
Selling, general and administrative expenses	24,330	22,980	1,350	6%
Other operating income, net	(80)	(1,590)	1,510	NM
Impairment	7,905	—	7,905	NM
Operating loss	(6,217)	(3,247)	(2,970)	(91)%

Foreign currency exchange (gain) loss	(583)	224	(807)	NM
Interest expense, net	1,638	2,164	(526)	(24)%
Loss before income taxes	(7,272)	(5,635)	(1,637)	(29)%

Provision for income taxes	480	363	117	NM
Net loss	$(7,752)	$(5,998)	$(1,754)	29%
Revenues
Revenues increased 36% to $194.1 million for the second quarter of 2022, compared to $142.2 million for the second quarter of 2021. This $51.9 million increase includes a $40.9 million (40%) increase in revenues in North America, comprised of a $35.0 million increase in the Fluids Systems segment and a $7.8 million increase in the Industrial Solutions segment, partially offset by a $1.9 million decrease in the Industrial Blending segment. Revenues from our North America operations increased primarily due to the improvement in North America rig count, which favorably impacted our Fluids Systems segment, and an increase in revenues from product sales in our Industrial Solutions segment, which typically fluctuate based on the timing of customer projects and orders. Revenues from our international operations increased by $11.0 million (27%), as the prior year was unfavorably impacted by activity disruptions and project delays resulting from the COVID-19 pandemic, partially offset by a $5.1 million reduction from currency exchange rate changes. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues increased 36% to $168.2 million for the second quarter of 2022, compared to $124.1 million for the second quarter of 2021. This $44.1 million increase was primarily driven by the 36% increase in revenues described above, along with inflationary cost pressures impacting materials, transportation, and labor.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $1.4 million to $24.3 million for the second quarter of 2022, compared to $23.0 million for the second quarter of 2021. This increase was primarily driven by higher personnel expense, including performance-based incentive compensation expense. Selling, general and administrative expenses as a percentage of revenues was 12.5% for the second quarter of 2022 compared to 16.2% for the second quarter of 2021.
Other operating income, net
Other operating income for the second quarter of 2021 included a $1.0 million gain related to a legal settlement in the Industrial Solutions segment. Other operating income also includes gains on sales of assets.
Impairment
The Industrial Blending segment includes a $7.9 million non-cash impairment charge in the second quarter of 2022 related to the ongoing process to sell the assets previously used in this now exited business, as described above.

Foreign currency exchange
Foreign currency exchange was a $0.6 million gain for the second quarter of 2022 compared to a $0.2 million loss for the second quarter of 2021, and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.
Interest expense, net
Interest expense was $1.6 million for the second quarter of 2022 compared to $2.2 million for the second quarter of 2021. Interest expense for the second quarter of 2022 and 2021 includes $0.4 million and $1.0 million, respectively, in non-cash amortization of original issue discount and debt issuance costs. The decrease in interest expense is primarily due to the 2021 repayment of our Convertible Notes with borrowings under the ABL Facility.
Provision for income taxes
The provision for income taxes was $0.5 million for the second quarter of 2022, despite reporting a pretax loss for the period, as we are unable to recognize a tax benefit for the $7.9 million impairment charge and reflecting the impact of the geographic composition of our earnings. The provision for income taxes was $0.4 million for the second quarter of 2021, despite reporting a pretax loss for the period, primarily reflecting the impact of the geographic composition of our pretax loss. The tax expense in 2021 primarily related to earnings from our international operations since we were unable to recognize the tax benefit from our U.S. losses as they may not be realized.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Second Quarter		2022 vs 2021
(In thousands)	2022	2021	$	%
Revenues
Fluids Systems	$145,261	$97,093	$48,168	50%
Industrial Solutions	48,883	43,287	5,596	13%
Industrial Blending	—	1,869	(1,869)	(100)%
Total revenues	$194,144	$142,249	$51,895	36%

Operating income (loss)
Fluids Systems	$425	$(6,531)	$6,956
Industrial Solutions	9,754	11,298	(1,544)
Industrial Blending	(8,912)	(1,155)	(7,757)
Corporate office	(7,484)	(6,859)	(625)
Total operating income (loss)	$(6,217)	$(3,247)	$(2,970)

Segment operating margin
Fluids Systems	0.3%	(6.7)%
Industrial Solutions	20.0%	26.1%
Industrial Blending	NM	(61.8)%
Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	Second Quarter		2022 vs 2021
(In thousands)	2022	2021	$	%
United States	$85,355	$56,784	$28,571	50%
Canada	11,344	4,956	6,388	129%
Total North America	96,699	61,740	34,959	57%

EMEA	42,870	32,962	9,908	30%
Other	5,692	2,391	3,301	138%
Total International	48,562	35,353	13,209	37%

Total Fluids Systems revenues	$145,261	$97,093	$48,168	50%
North America revenues increased 57% to $96.7 million for the second quarter of 2022, compared to $61.7 million for the second quarter of 2021. The increase included a $28.5 million increase from U.S. land markets driven primarily by the 58% increase in U.S. rig count, while offshore Gulf of Mexico was relatively flat. In addition, Canada increased $6.4 million driven primarily by the 57% increase in Canada rig count along with an increase in market share. For the second quarter of 2022, U.S. revenues included $77.7 million from land markets, including $12.1 million from the U.S. mineral grinding business, and $7.4 million from offshore Gulf of Mexico.
Internationally, revenues increased 37% to $48.6 million for the second quarter of 2022, compared to $35.4 million for the second quarter of 2021. The increase was primarily driven by higher activity in Europe, Africa, and the Asia Pacific region following a significant impact in 2021 from the COVID-19 pandemic, as described above, partially offset by a $4.8 million reduction from currency exchange rate changes.

Operating income (loss)
The Fluids Systems segment generated operating income of $0.4 million for the second quarter of 2022, a $7.0 million improvement from the $6.5 million operating loss incurred in the second quarter of 2021, reflecting an incremental margin of 14.4%. The improvement includes a $5.6 million benefit from North America operations and a $1.4 million benefit from international operations, driven primarily by the revenue improvement described above. The incremental margin was lower than typical historical experience, reflecting the impact of inflationary cost pressures from certain international contracts in which customer pricing is fixed, along with elevated operating losses from the Gulf of Mexico.
Industrial Solutions
Revenues
Total revenues for this segment consisted of the following:

	Second Quarter		2022 vs 2021
(In thousands)	2022	2021	$	%
Product sales revenues	$18,539	$10,182	$8,357	82%
Rental and service revenues	30,344	33,105	(2,761)	(8)%
Total Industrial Solutions revenues	$48,883	$43,287	$5,596	13%
Revenues from product sales, which typically fluctuate based on the timing of customer projects and orders, increased by $8.4 million from the second quarter of 2021, reflective of robust demand from the utilities sector along with the timing of shipment for certain first quarter of 2022 orders shifting to April 2022. Rental and service revenues decreased by $2.8 million from the second quarter of 2021, primarily related to lower activity in the U.K.
Operating income
The Industrial Solutions segment generated operating income of $9.8 million for the second quarter of 2022 compared to $11.3 million for the second quarter of 2021, the decrease being primarily attributable to lower average pricing associated with large scale rental projects and raw materials cost inflation on products sales, partially offset by the increase in product sales revenues as described above. In addition, the Industrial Solutions segment operating results for the second quarter of 2021 included a $1.0 million gain in other operating income related to a legal settlement.
Industrial Blending
We completed the wind down of the Industrial Blending business in the first quarter of 2022 and are currently pursuing the sale of the industrial blending and warehouse facility and related equipment located in Conroe, Texas. The Industrial Blending operating loss for the second quarter of 2022 includes a $7.9 million non-cash charge for the impairment of the long-lived assets as well as exit and other costs related to the ongoing process to sell these assets.
Corporate Office
Corporate office expenses increased $0.6 million to $7.5 million for the second quarter of 2022, compared to $6.9 million for the second quarter of 2021. This increase was primarily driven by higher personnel expense, including performance-based incentive and stock-based compensation expense.

First Half of 2022 Compared to First Half of 2021
Consolidated Results of Operations
Summarized results of operations for the first half of 2022 compared to the first half of 2021 are as follows:

	First Half		2022 vs 2021
(In thousands)	2022	2021	$	%
Revenues	$370,582	$283,421	$87,161	31%
Cost of revenues	319,194	244,097	75,097	31%
Selling, general and administrative expenses	48,763	43,891	4,872	11%
Other operating income, net	(30)	(1,864)	1,834	NM
Impairment	7,905	—	7,905	NM
Operating loss	(5,250)	(2,703)	(2,547)	(94)%

Foreign currency exchange gain	(519)	(108)	(411)	NM
Interest expense, net	2,844	4,572	(1,728)	(38)%
Loss on extinguishment of debt	—	790	(790)	(100)%
Loss before income taxes	(7,575)	(7,957)	382	5%

Provision (benefit) for income taxes	(2,344)	3,403	(5,747)	NM
Net loss	$(5,231)	$(11,360)	$6,129	54%
Revenues
Revenues increased 31% to $370.6 million for the first half of 2022, compared to $283.4 million for the first half of 2021. This $87.2 million increase includes a $58.3 million (28%) increase in revenues in North America, comprised of a $67.7 million increase in the Fluids Systems segment partially offset by a $6.4 million decrease in the Industrial Blending segment and a $3.0 million decrease in the Industrial Solutions segment. Revenues from our North America operations increased primarily due to the improvement in North America rig count, which favorably impacted our Fluids Systems segment, partially offset by a decline in revenues from product sales in our Industrial Solutions segment, which typically fluctuate based on the timing of customer projects and orders, with the first quarter of 2021 favorably impacted by pent-up demand following the peak of the COVID-19 pandemic. Revenues from our international operations increased by $28.9 million (39%), as the prior year was unfavorably impacted by activity disruptions and project delays resulting from the COVID-19 pandemic, partially offset by a $8.2 million reduction from currency exchange rate changes. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues increased 31% to $319.2 million for the first half of 2022, compared to $244.1 million for the first half of 2021. This $75.1 million increase was primarily driven by the 31% increase in revenues described above, along with inflationary cost pressures impacting materials, transportation, and labor.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $4.9 million to $48.8 million for the first half of 2022, compared to $43.9 million for the first half of 2021. This increase was primarily driven by higher personnel expense, including performance-based incentive and stock-based compensation expense, as well as higher legal and professional expenses. Selling, general and administrative expenses as a percentage of revenues was 13.2% for the first half of 2022 compared to 15.5% for the first half of 2021.
Other operating income, net
Other operating income for the first half of 2021 included a $1.0 million gain related to a legal settlement in the Industrial Solutions segment. Other operating income also includes gains on sales of assets.

Impairment
The Industrial Blending segment includes a $7.9 million non-cash impairment charge in the first half of 2022 related to the ongoing process to sell the assets previously used in this now exited business, as described above.
Foreign currency exchange
Foreign currency exchange was a $0.5 million gain for the first half of 2022 compared to a $0.1 million gain for the first half of 2021, and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.
Interest expense, net
Interest expense was $2.8 million for the first half of 2022 compared to $4.6 million for the first half of 2021. Interest expense for the first half of 2022 and 2021 includes $0.6 million and $2.1 million, respectively, in non-cash amortization of original issue discount and debt issuance costs. The decrease in interest expense is primarily due to the 2021 repayment of our Convertible Notes with borrowings under the ABL Facility.
Loss on extinguishment of debt
In the first half of 2021, we repurchased $18.3 million of our Convertible Notes in the open market for $18.1 million. The $0.8 million loss for the first half of 2021 reflects the difference in the amount paid and the net carrying value of the extinguished debt, including original issue discount and debt issuance costs.
Provision (benefit) for income taxes
The benefit for income taxes was $2.3 million for the first half of 2022, which includes an income tax benefit of $3.1 million related to the restructuring of certain subsidiary legal entities within Europe, as the undistributed earnings for an international subsidiary are no longer subject to certain taxes upon future distribution. The provision for income taxes in the first half of 2022 reflects the impact from the geographic composition of our earnings and was unfavorably impacted as we are unable to recognize a tax benefit related to the $7.9 million impairment charge. The provision for income taxes was $3.4 million for the first half of 2021 despite reporting a pretax loss for the period, primarily reflecting the impact of the geographic composition of our pretax loss. The tax expense in 2021 primarily related to earnings from our international operations since we were unable to recognize the tax benefit from our U.S. losses as they may not be realized.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Half		2022 vs 2021
(In thousands)	2022	2021	$	%
Revenues
Fluids Systems	$286,275	$184,942	$101,333	55%
Industrial Solutions	84,307	92,057	(7,750)	(8)%
Industrial Blending	—	6,422	(6,422)	(100)%
Total revenues	$370,582	$283,421	$87,161	31%

Operating income (loss)
Fluids Systems	$3,799	$(13,298)	$17,097
Industrial Solutions	16,112	24,478	(8,366)
Industrial Blending	(9,798)	(1,205)	(8,593)
Corporate office	(15,363)	(12,678)	(2,685)
Total operating loss	$(5,250)	$(2,703)	$(2,547)

Segment operating margin
Fluids Systems	1.3%	(7.2)%
Industrial Solutions	19.1%	26.6%
Industrial Blending	NM	(18.8)%
Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	First Half		2022 vs 2021
(In thousands)	2022	2021	$	%
United States	$156,198	$104,454	$51,744	50%
Canada	33,579	17,619	15,960	91%
Total North America	189,777	122,073	67,704	55%

EMEA	87,045	58,421	28,624	49%
Other	9,453	4,448	5,005	113%
Total International	96,498	62,869	33,629	53%

Total Fluids Systems revenues	$286,275	$184,942	$101,333	55%
North America revenues increased 55% to $189.8 million for the first half of 2022, compared to $122.1 million for the first half of 2021. This increase included a $57.1 million increase from U.S. land markets driven primarily by the 61% increase in U.S. rig count, partially offset by a $5.5 million decrease from offshore Gulf of Mexico driven primarily by changes in customer drilling and completion activity levels. In addition, Canada increased $16.0 million driven primarily by the 47% increase in Canada rig count along with an increase in market share. For the first half of 2022, U.S. revenues included $145.8 million from land markets, including $26.4 million from the U.S. mineral grinding business, and $10.1 million from offshore Gulf of Mexico.
Internationally, revenues increased 53% to $96.5 million for the first half of 2022, compared to $62.9 million for the first half of 2021. The increase was primarily driven by higher activity in Europe, Africa, and the Asia Pacific region following a significant impact in 2021 from the COVID-19 pandemic, as described above, partially offset by a $7.8 million reduction from currency exchange rate changes.

Operating income (loss)
The Fluids Systems segment generated operating income of $3.8 million for the first half of 2022, a $17.1 million improvement from the $13.3 million operating loss incurred in the first half of 2021, reflecting an incremental margin of 16.9%. The improvement includes a $12.1 million benefit from North America operations and a $5.0 million benefit from international operations, driven primarily by the revenue improvement described above. The incremental margin was lower than typical historical experience, reflecting the impact of inflationary cost pressures from certain international contracts in which customer pricing is fixed, along with elevated operating losses from the Gulf of Mexico.
Industrial Solutions
Revenues
Total revenues for this segment consisted of the following:

	First Half		2022 vs 2021
(In thousands)	2022	2021	$	%
Product sales revenues	$22,962	$30,219	$(7,257)	(24)%
Rental and service revenues	61,345	61,838	(493)	(1)%
Total Industrial Solutions revenues	$84,307	$92,057	$(7,750)	(8)%
Revenues from product sales, which typically fluctuate based on the timing of customer projects and orders, decreased by $7.3 million from the first half of 2021, as the first half of 2021 was favorably impacted by pent-up demand following the peak of the COVID-19 pandemic. Rental and service revenues decreased by $0.5 million from the first half of 2021, as lower activity in the U.K. was partially offset by continued market penetration of the utilities sector in the U.S.
Operating income
The Industrial Solutions segment generated operating income of $16.1 million for the first half of 2022 compared to $24.5 million for the first half of 2021, the decrease being primarily attributable to the change in revenues as described above, along with lower average pricing associated with large scale rental projects and raw materials cost inflation on product sales. In addition, the Industrial Solutions operating results for the first half of 2021 included a $1.0 million gain in other operating income related to a legal settlement.
Industrial Blending
We completed the wind down of the Industrial Blending business in the first quarter of 2022 and are currently pursuing the sale of the industrial blending and warehouse facility and related equipment located in Conroe, Texas. The Industrial Blending operating loss for the first half of 2022 includes a $7.9 million non-cash charge for the impairment of the long-lived assets as well as exit and other costs related to the ongoing process to sell these assets.
Corporate Office
Corporate office expenses increased $2.7 million to $15.4 million for the first half of 2022, compared to $12.7 million for the first half of 2021. This increase was primarily driven by higher personnel expense, including performance-based incentive and stock-based compensation expense, as well as higher legal and professional expenses, including $0.8 million associated with shareholder matters and acquisition and divestiture efforts.

Liquidity and Capital Resources
Net cash used in operating activities was $23.0 million for the first half of 2022 compared to net cash provided by operating activities of $25.8 million for the first half of 2021. During the first half of 2022, net loss adjusted for non-cash items provided cash of $18.6 million, while changes in working capital used cash of $41.6 million. The working capital change is primarily related to an increase in inventories to support the higher revenues along with raw materials cost inflation, elevated vendor prepayments, and purchases supporting the start-up of new international contracts in the Fluids Systems segment, as well as the production of mats in the Industrial Solutions segment for anticipated sales.
Net cash used in investing activities was $7.6 million for the first half of 2022, including capital expenditures of $9.5 million, partially offset by $1.9 million in proceeds from the sale of assets. The majority of the proceeds from the sale of assets reflect used mats from our rental fleet, which are part of the commercial offering of our Industrial Solutions business. Our capital expenditures during the first half of 2022 were primarily directed to supporting our Industrial Solutions segment, including $6.4 million of investments in the mat rental fleet, supporting our strategic growth in the power transmission sector and replacing mats sold from the fleet.
Net cash provided by financing activities was $27.0 million for the first half of 2022, which primarily represents net borrowings of $23.5 million on our ABL Facility.
Substantially all our $20.2 million of cash on hand at June 30, 2022 resides in our international subsidiaries. Subject to maintaining sufficient cash requirements to support the strategic objectives of these international subsidiaries and complying with applicable exchange or cash controls, we expect to continue to repatriate available cash from these international subsidiaries. We anticipate that future working capital requirements for our operations will generally fluctuate directionally with revenues. We expect capital expenditures in 2022 will be in the range of approximately $20 million to $25 million and will remain heavily focused on industrial end-market opportunities, primarily reflecting expansion of our mat rental fleet to further support our growth in the utilities market.
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
During the second quarter of 2022, we initiated a formal sale process for our U.S. mineral grinding business. While certain inherent uncertainties remain that could impact the timing or completion of a sale transaction, we currently anticipate completing a divestiture transaction in the fourth quarter of 2022. We also are continuing the sales process for the warehouse facility and related equipment previously used in our Industrial Blending operations, which we exited in March 2022. We believe that these divestitures, as well as ongoing efforts to optimize investments in the deepwater Gulf of Mexico, will generate more than $70 million of net cash proceeds in the coming months. Although the timing of any such transactions is not determinable, we expect to use any such proceeds for general corporate purposes, including debt reduction and the support of our strategic initiatives. We also continue to evaluate additional sources of liquidity to support our longer-term needs.
Our capitalization is as follows:

(In thousands)	June 30, 2022	December 31, 2021
ABL Facility	110,000	86,500
Other debt	34,648	28,491
Unamortized discount and debt issuance costs	(189)	(188)
Total debt	$144,459	$114,803

Stockholder’s equity	450,751	462,386
Total capitalization	$595,210	$577,189

Total debt to capitalization	24.3%	19.9%
Asset-Based Loan Facility. In October 2017, we entered into an asset-based revolving credit agreement, which was amended in March 2019 (the “ABL Facility”). In May 2022, we amended and restated the ABL Facility (the “Amended ABL Facility”). The Amended ABL Facility provides financing of up to $175.0 million available for borrowings (inclusive of letters of credit), which can be increased up to $250.0 million, subject to certain conditions. The Amended ABL Facility has a five-year term expiring May 2027, expands available borrowing capacity associated with the Industrial Solutions rental mat fleet, replaces the LIBOR-based pricing grid with a Bloomberg Short-Term Bank Yield Index (“BSBY”) pricing grid, and includes a mechanism to incorporate a sustainability-linked pricing framework with the consent of the required lenders (as defined in the Amended ABL Facility).
As of June 30, 2022, our total availability under the Amended ABL Facility was $155.3 million, of which $110.0 million was drawn and $1.4 million was used for outstanding letters of credit, resulting in remaining availability of $43.9 million.
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
Under the terms of the Amended ABL Facility, we may elect to borrow at a variable interest rate based on either, (1) the BSBY rate (subject to a floor of zero) or (2) the base rate (subject to a floor of zero), equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A., and (c) BSBY for a one-month interest period plus 1.00%, plus, in each case, an applicable margin per annum. The applicable margin ranges from 1.50% to 2.00% per annum for BSBY borrowings, and 0.50% to 1.00% per annum for base rate borrowings, based on the consolidated leverage ratio (as defined in the Amended ABL Facility) as of the last day of the most recent fiscal quarter. We are also required to pay a commitment fee equal to (i) 0.375% per annum at any time the average daily unused portion of the commitments is greater than 50% and (ii) 0.25% per annum at any time the average daily unused portion of the commitments is less than 50%.
As of June 30, 2022, the applicable margin for borrowings under the Amended ABL Facility was 1.50% with respect to BSBY borrowings and 0.50% with respect to base rate borrowings. As of June 30, 2022, the weighted average interest rate for the Amended ABL Facility was 2.84% and the applicable commitment fee on the unused portion of the Amended ABL Facility was 0.25% per annum.
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
Other Debt. In August 2021, we completed sale-leaseback transactions related to certain vehicles and other equipment for net proceeds of approximately $7.9 million. The transactions have been accounted for as financing arrangements as they did not qualify for sale accounting. As a result, the vehicles and other equipment continue to be reflected on our balance sheet in property, plant and equipment, net. The financing arrangements have a weighted average annual interest rate of 5.4% and are payable in monthly installments with varying maturities through October 2025. We had $5.0 million in financing obligations outstanding under these arrangements at June 30, 2022.
In February 2021, a U.K. subsidiary entered a £6.0 million (approximately $8.3 million) term loan facility that was scheduled to mature in February 2024. In April 2022, this facility was amended to increase the term loan to £7.0 million (approximately $9.1 million) and add a £2.0 million (approximately $2.6 million) revolving credit facility. Both the amended term loan and revolving credit facility mature in April 2025 and bear interest at a rate of SONIA plus a margin of 3.25% per year. The term loan is payable in quarterly installments of £350,000 plus interest beginning June 2022 and a £2.8 million payment due at maturity. We had $10.4 million outstanding under these arrangements at June 30, 2022.

Certain of our foreign subsidiaries maintain local credit arrangements consisting primarily of lines of credit or overdraft facilities which are generally renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. We had $11.9 million and $11.8 million outstanding under these arrangements at June 30, 2022 and December 31, 2021, respectively.
In addition, at June 30, 2022, we had $50.2 million in outstanding letters of credit, performance bonds, and other guarantees for which certain of the letters of credit are collateralized by $4.4 million in restricted cash.
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
In February 2022, in consideration of broader strategic priorities and the timeline and efforts required to further develop the industrial blending business, our Board of Directors approved a plan to exit our Industrial Blending operations. As a result of the plan to exit and dispose of the assets used in the Industrial Blending business, we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 that we may incur pre-tax charges in the range of approximately $4 million to $8 million primarily related to the non-cash impairment of long-lived assets used in the Industrial Blending business. In March 2022, we shut down the Industrial Blending business and initiated a sales process to market the industrial blending and warehouse facility and related equipment. In June 2022, as a result of the ongoing sales process and revised estimates for the expected net proceeds from the ultimate disposition, we recognized a $7.9 million impairment charge related to these long-lived assets. As of June 30, 2022, the remaining carrying value of the long-lived assets previously used in the now exited Industrial Blending business was $11 million. It remains possible that we may incur a future impairment or loss related to the ongoing sales process.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates and changes in foreign currency exchange rates. A discussion of our primary market risk exposure in financial instruments is presented below.
Interest Rate Risk
At June 30, 2022, we had total principal amounts outstanding under financing arrangements of $144.6 million, including $110.0 million of borrowings under our Amended ABL Facility, as well as $10.4 million of borrowings under a U.K. term loan and credit facility, which are subject to variable interest rates as determined by the respective debt agreements. The weighted average interest rates at June 30, 2022 for the Amended ABL Facility and U.K. debt were 2.8% and 4.4%, respectively. Based on the balance of variable rate debt at June 30, 2022, a 100 basis-point increase in short-term interest rates would have increased annual pre-tax interest expense by $1.2 million.
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
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022, the end of the period covered by this quarterly report.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    Risk Factors
There have been no material changes to our “Risk Factors” as discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, except as discussed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2022.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
a)Not applicable
b)Not applicable
c)The following table details our repurchases of shares of our common stock for the three months ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs ($ in Millions)
April 2022	—	$—	—	$23.8
May 2022	—	$—	—	$23.8
June 2022	565,971	$4.48	—	$23.8
Total	565,971		—
During the three months ended June 30, 2022, we purchased an aggregate of 565,971 shares surrendered in lieu of taxes under vesting of restricted shares.
In November 2018, our Board of Directors authorized changes to our securities repurchase program. These changes increased the authorized amount under the repurchase program to $100.0 million, available for repurchases of any combination of our common stock and our Convertible Notes that matured in 2021.
Our repurchase program remains available to purchase outstanding shares of our common stock in the open market or as otherwise determined by management, subject to certain limitations under the Amended ABL Facility and other factors. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows, available cash on hand, and borrowings under our Amended ABL Facility. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. As of June 30, 2022, we had $23.8 million remaining under the program.
There were no shares of common stock repurchased under the repurchase program during the three months ended June 30, 2022.
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

†10.1
Amendment No. 2 to the Newpark Resources, Inc. Amended and Restated 2015 Employee Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement filed on April 8, 2022).

†10.2
Amendment No. 2 to the Newpark Resources, Inc. 2014 Non-Employee Directors’ Restricted Stock Plan (incorporated by reference to Appendix C to the Registrant’s definitive proxy statement filed on April 8, 2022).

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

Date: August 3, 2022

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