Form 10-Q
period 2022-09-30
NEWPARK RESOURCES INC
filed 2022-11-02
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
    Yes ☐     No ☑
As of October 31, 2022, a total of 94,046,877 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2022

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
For further information regarding these and other factors, risks, and uncertainties that could cause actual results to differ, we refer you to the risk factors set forth in Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the period ended March 31, 2022, and our Annual Report on Form 10-K for the year ended December 31, 2021.

PART I     FINANCIAL INFORMATION
ITEM 1.    Financial Statements
Newpark Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	September 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$20,450	$24,088
Receivables, net	211,496	194,296
Inventories	160,039	155,341
Prepaid expenses and other current assets	14,162	14,787
Current assets held for sale	71,191	—
Total current assets	477,338	388,512

Property, plant and equipment, net	189,899	260,256
Operating lease assets	23,195	27,569
Goodwill	46,853	47,283
Other intangible assets, net	20,664	24,959
Deferred tax assets	5,995	2,316
Other assets	2,740	1,991
Total assets	$766,684	$752,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$23,431	$19,210
Accounts payable	104,803	84,585
Accrued liabilities	42,693	46,597
Current liabilities held for sale	1,882	—
Total current liabilities	172,809	150,392

Long-term debt, less current portion	133,637	95,593
Noncurrent operating lease liabilities	19,534	22,352
Deferred tax liabilities	8,803	11,819
Other noncurrent liabilities	9,929	10,344
Total liabilities	344,712	290,500

Commitments and contingencies (Note 10)

Common stock, $0.01 par value (200,000,000 shares authorized and 111,357,108 and 109,330,733 shares issued, respectively)	1,114	1,093
Paid-in capital	639,196	634,929
Accumulated other comprehensive loss	(74,807)	(61,480)
Retained earnings (deficit)	(6,504)	24,345
Treasury stock, at cost (17,310,231 and 16,981,147 shares, respectively)	(137,027)	(136,501)
Total stockholders’ equity	421,972	462,386
Total liabilities and stockholders’ equity	$766,684	$752,886

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2022	2021	2022	2021
Revenues	$219,853	$151,797	$590,435	$435,218
Cost of revenues	187,884	132,273	507,078	376,370
Selling, general and administrative expenses	24,207	23,864	72,970	67,755
Other operating (income) loss, net	(345)	1,723	(375)	(141)
Impairments and other charges	29,417	—	37,322	—
Operating loss	(21,310)	(6,063)	(26,560)	(8,766)

Foreign currency exchange (gain) loss	(1,424)	25	(1,943)	(83)
Interest expense, net	1,875	2,176	4,719	6,748
Loss on extinguishment of debt	—	210	—	1,000
Loss before income taxes	(21,761)	(8,474)	(29,336)	(16,431)

Provision for income taxes	2,834	2,011	490	5,414
Net loss	$(24,595)	$(10,485)	$(29,826)	$(21,845)

Net loss per common share - basic:	$(0.26)	$(0.11)	$(0.32)	$(0.24)
Net loss per common share - diluted:	$(0.26)	$(0.11)	$(0.32)	$(0.24)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021

Net loss	$(24,595)	$(10,485)	$(29,826)	$(21,845)

Foreign currency translation adjustments (net of tax benefit (expense) of $(125), $222, $340, $408)	(6,006)	(2,700)	(13,327)	(5,314)

Comprehensive loss	$(30,601)	$(13,185)	$(43,153)	$(27,159)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In thousands)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total
Balance at June 30, 2022	$1,113	$637,293	$(68,801)	$18,091	$(136,945)	$450,751
Net loss	—	—	—	(24,595)	—	(24,595)
Employee stock options, restricted stock and employee stock purchase plan	1	(1)	—	—	(82)	(82)
Stock-based compensation expense	—	1,904	—	—	—	1,904
Foreign currency translation, net of tax	—	—	(6,006)	—	—	(6,006)
Balance at September 30, 2022	$1,114	$639,196	$(74,807)	$(6,504)	$(137,027)	$421,972

Balance at June 30, 2021	$1,090	$629,833	$(56,786)	$38,510	$(136,403)	$476,244
Net loss	—	—	—	(10,485)	—	(10,485)
Employee stock options, restricted stock and employee stock purchase plan	2	288	—	1	(85)	206
Stock-based compensation expense	—	2,448	—	—	—	2,448
Foreign currency translation, net of tax	—	—	(2,700)	—	—	(2,700)
Balance at September 30, 2021	$1,092	$632,569	$(59,486)	$28,026	$(136,488)	$465,713

Balance at December 31, 2021	$1,093	$634,929	$(61,480)	$24,345	$(136,501)	$462,386
Net loss	—	—	—	(29,826)	—	(29,826)
Employee stock options, restricted stock and employee stock purchase plan	21	(835)	—	(1,023)	(526)	(2,363)
Stock-based compensation expense	—	5,102	—	—	—	5,102
Foreign currency translation, net of tax	—	—	(13,327)	—	—	(13,327)
Balance at September 30, 2022	$1,114	$639,196	$(74,807)	$(6,504)	$(137,027)	$421,972

Balance at December 31, 2020	$1,076	$627,031	$(54,172)	$50,937	$(136,840)	$488,032
Net loss	—	—	—	(21,845)	—	(21,845)
Employee stock options, restricted stock and employee stock purchase plan	16	(183)	—	(1,066)	352	(881)
Stock-based compensation expense	—	5,721	—	—	—	5,721
Foreign currency translation, net of tax	—	—	(5,314)	—	—	(5,314)
Balance at September 30, 2021	$1,092	$632,569	$(59,486)	$28,026	$(136,488)	$465,713

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(29,826)	$(21,845)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Impairments and other non-cash charges	37,322	—
Depreciation and amortization	30,259	32,009
Stock-based compensation expense	5,102	5,721
Provision for deferred income taxes	(5,717)	282
Credit loss expense	721	426
Gain on sale of assets	(2,550)	(6,863)
Gain on insurance recovery	—	(849)
Loss on extinguishment of debt	—	1,000
Amortization of original issue discount and debt issuance costs	724	3,062
Change in assets and liabilities:
Increase in receivables	(26,494)	(26,382)
Increase in inventories	(58,722)	(2,536)
Increase in other assets	(3,976)	(2,535)
Increase in accounts payable	24,751	25,292
Increase in accrued liabilities and other	313	6,888
Net cash provided by (used in) operating activities	(28,093)	13,670

Cash flows from investing activities:
Capital expenditures	(17,720)	(19,103)
Proceeds from sale of property, plant and equipment	2,497	11,730
Proceeds from insurance property claim	—	85
Net cash used in investing activities	(15,223)	(7,288)

Cash flows from financing activities:
Borrowings on lines of credit	241,487	166,012
Payments on lines of credit	(199,549)	(150,132)
Purchases of Convertible Notes	—	(28,137)
Proceeds from term loan	3,754	8,258
Proceeds from financing obligation	—	8,004
Debt issuance costs	(999)	(295)
Purchases of treasury stock	(2,619)	(1,435)
Other financing activities	(2,251)	(458)
Net cash provided by financing activities	39,823	1,817

Effect of exchange rate changes on cash	(2,083)	(1,349)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(5,576)	6,850
Cash, cash equivalents, and restricted cash at beginning of period	29,489	30,348
Cash, cash equivalents, and restricted cash at end of period	$23,913	$37,198

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Significant Accounting Policies
Newpark Resources, Inc. is a geographically diversified supplier providing environmentally-sensitive products, as well as rentals and services to customers across multiple industries. The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we collectively refer to as the “Company,” “we,” “our,” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. Our fiscal year end is December 31, our third quarter represents the three month period ended September 30, and our first nine months represents the nine month period ended September 30. The results of operations for the third quarter and first nine months of 2022 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise noted, all currency amounts are stated in U.S. dollars.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2022, our results of operations for the third quarter and first nine months of 2022 and 2021, and our cash flows for the first nine months of 2022 and 2021. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2021 is derived from the audited consolidated financial statements at that date.
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
We operate our business through three segments: Fluids Systems, Industrial Solutions, and Industrial Blending. In the second quarter of 2022, we began reporting our business through these three reportable segments. Prior to this change, we aggregated our now exited Industrial Blending business and reported it within Industrial Solutions. We reflected this change in all periods presented.
•Our Fluids Systems segment provides customized drilling, completion, and stimulation fluids products and related technical services to oil and natural gas exploration and production (“E&P”) customers primarily in North America and Europe, the Middle East and Africa (“EMEA”), as well as certain countries in Asia Pacific and Latin America. We also have industrial mineral grinding operations for barite, a critical raw material in drilling fluids systems, which serve to support our activities in certain regions within the U.S. drilling fluids market and also sell the products to third party users, including other drilling fluids companies. In addition, we sell a variety of other minerals, principally to third-party industrial (non-oil and natural gas) markets. We currently plan to exit our U.S. mineral grinding business and our Gulf of Mexico operations. See Note 2 below for further information.
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
•Our Industrial Blending segment (previously reported within the Industrial Solutions segment) began operations in 2020 and supported industrial end-markets, including the production of disinfectants and industrial cleaning products. In February 2022, our Board of Directors approved a plan to exit our Industrial Blending operations and we completed the wind down of the Industrial Blending business in the first quarter of 2022. We are currently pursuing the sale of the industrial blending and warehouse facility and related equipment located in Conroe, Texas. See Note 2 below for further information. Beginning in the second quarter of 2022, the assets and operating results associated with our Industrial Blending operations have been reported as a separate segment for all periods presented.

Note 2 – Held for Sale and Other Exit Activities
Strategic Actions Update
Throughout the oil and natural gas cycle of the last couple of years, we have continuously reviewed our portfolio. These reviews have focused on evaluating changes in the outlook for our served markets and customer priorities, while identifying opportunities for value-creating options in our portfolio, placing investment emphasis in markets where we generate strong returns and where we see greater long-term viability and stability. As part of this review, our Board of Directors approved the following actions in 2022.
Exit of Industrial Blending Business and Sale of Conroe, Texas Blending Facility
In the first quarter of 2022, in consideration of broader strategic priorities and the timeline and efforts required to further develop the industrial blending business, we exited our Industrial Blending operations. In September 2022, we entered into a non-binding letter of intent with a global chemical provider to sell the industrial blending and warehouse facility and related equipment located in Conroe, Texas. As of September 30, 2022, the facility has a remaining carrying value of approximately $11 million, reflecting the previously recognized impairment as discussed further below.
Sale of Excalibar U.S. Mineral Grinding Business
In the second quarter of 2022, we initiated a formal sale process for our Excalibar U.S. mineral grinding business (“Excalibar”) and in October 2022, we entered into a definitive agreement to sell substantially all the long-lived assets, inventory, and operations of Excalibar to Cimbar Resources, INC. (“Cimbar”). As of September 30, 2022, the Excalibar business had approximately $65 million of net assets, including $43 million of net working capital. Upon completion of the sale, and the monetization of certain retained assets, we expect to generate approximately $66 million of cash. In connection with the sale, the Company and Cimbar have agreed to enter into a long-term barite supply agreement for the Company’s U.S. drilling fluids business, with an initial term of four years following the closing of the transaction. The Excalibar business is reported within the Fluids Systems segment.
Exit of Gulf of Mexico Operations
In the third quarter of 2022, our Board of Directors approved management’s plan to exit our Gulf of Mexico operations, including the potential sale of related assets. In August 2022, we entered into an agreement to sell substantially all assets associated with our Gulf of Mexico completion fluids operations. In October 2022, we entered into an agreement with a leading global energy services provider, regarding a seven-year arrangement to sublease our Fourchon, LA drilling fluids shorebase and blending facility. As part of this arrangement, substantially all of our Gulf of Mexico drilling fluids inventory will be sold as consumed by the lessee or no later than nine months from the closing of the transaction. As of September 30, 2022, the Gulf of Mexico business had approximately $35 million of net assets, including $27 million of net working capital, following the impairment recognized in the third quarter of 2022 as discussed further below. We expect to generate approximately $30 million of cash from the sale of assets and the associated exit of the Gulf of Mexico operations, excluding the long-term lease arrangement. The Gulf of Mexico operations are reported within the Fluids Systems segment.
All of the above transactions are expected to close in the fourth quarter of 2022 and each of the transactions remain subject to customary closing conditions and uncertainties.
Impairments and Other Charges
Conroe, Texas Blending Facility
As described above, we shut down the Industrial Blending business in March 2022 and initiated a sales process to market the industrial blending and warehouse facility and related equipment. In the second quarter of 2022, based upon the ongoing sales process and revised estimates for the expected net proceeds from the ultimate disposition, we recognized a $7.9 million impairment charge to impairments and other charges related to these long-lived assets.
Gulf of Mexico Operations
As a result of the plan to exit the Gulf of Mexico operations as described above, we considered the third quarter developments to be a potential indicator of impairment that required us to complete an impairment evaluation. Accordingly, we estimated the fair value for our Gulf of Mexico assets as of September 30, 2022 based on the expected cash flows to be generated from the anticipated transactions and determined that a $21.5 million impairment charge was required related to the long-lived assets. We also recognized an $8.0 million charge to reduce the carrying value of inventory to their net realizable value primarily based on the anticipated transactions. The total charges of $29.4 million were recorded to impairments and other charges in the third quarter of 2022.

Total impairments and other charges consisted of the following:

	Third Quarter		First Nine Months
(In thousands)	2022	2021	2022	2021
Industrial Blending - Long-lived assets impairment	$—	$—	$7,905	$—
Gulf of Mexico - Long-lived assets impairment	21,461	—	21,461	—
Gulf of Mexico - Inventory write-downs	7,956	—	7,956	—
Total impairments and other charges	$29,417	$—	$37,322	$—
Summarized operating results (including impairments and other charges described above) are shown in the following tables:

	Third Quarter		First Nine Months
(In thousands)	2022	2021	2022	2021
Revenues
Industrial Blending	$—	$1,866	$—	$8,288
Excalibar	17,623	9,539	44,068	25,581
Gulf of Mexico	8,591	5,723	18,697	21,317

Operating income (loss)
Industrial Blending	(526)	(64)	(10,324)	(1,269)
Excalibar	888	2	2,538	(662)
Gulf of Mexico	(32,931)	(1,830)	(39,191)	(4,496)
Held For Sale
In the third quarter of 2022, we determined that the pending sale transactions for the Conroe, Texas blending facility and the Excalibar business met held for sale accounting criteria; however, these do not qualify as discontinued operations as they do not represent a strategic shift that will have a major effect on the Company’s operations or financial results. Accordingly, we separately presented these related assets and liabilities that will be sold as held for sale in the consolidated balance sheet as of September 30, 2022. Based on the plan to exit our Gulf of Mexico operations and nature of the anticipated transactions, the Gulf of Mexico assets did not meet the held for sale accounting criteria as of September 30, 2022, and as such, will continue to be accounted for as held for use.
Assets and liabilities classified as held for sale in the consolidated balance sheet as of September 30, 2022 consist of the following:

	September 30, 2022
(In thousands)	Conroe, Texas Blending Facility	Excalibar	Total
Inventories	$—	$39,023	$39,023
Prepaid expenses and other current assets	—	1,518	1,518
Property, plant and equipment, net	10,689	18,690	29,379
Operating lease assets	—	1,271	1,271
Current assets held for sale	$10,689	$60,502	$71,191

Accrued liabilities (including current lease liabilities)	$—	$1,390	$1,390
Noncurrent operating lease liabilities	—	492	492
Current liabilities held for sale	$—	$1,882	$1,882

Note 3 – Earnings Per Share
The following table presents the reconciliation of the numerator and denominator for calculating net loss per share:

	Third Quarter		First Nine Months
(In thousands, except per share data)	2022	2021	2022	2021
Numerator
Net loss - basic and diluted	$(24,595)	$(10,485)	$(29,826)	$(21,845)

Denominator
Weighted average common shares outstanding - basic	93,737	91,932	92,843	91,264
Dilutive effect of stock options and restricted stock awards	—	—	—	—
Weighted average common shares outstanding - diluted	93,737	91,932	92,843	91,264

Net loss per common share
Basic	$(0.26)	$(0.11)	$(0.32)	$(0.24)
Diluted	$(0.26)	$(0.11)	$(0.32)	$(0.24)
We excluded the following weighted-average potential shares from the calculations of diluted net loss per share during the applicable periods because their inclusion would have been anti-dilutive:

	Third Quarter		First Nine Months
(In thousands)	2022	2021	2022	2021
Stock options and restricted stock awards	5,711	5,954	5,526	5,708
For the third quarter and first nine months of 2022 and 2021, we excluded all potentially dilutive stock options and restricted stock awards in calculating diluted earnings per share as the effect was anti-dilutive due to the net loss incurred for these periods.
Note 4 – Repurchase Program
Our repurchase program remains available for repurchases of our common stock. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows, available cash on hand, and borrowings under our Amended ABL Facility (as defined in Note 8). As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. As of September 30, 2022, we had $23.8 million remaining under the program.
There were no shares of common stock repurchased under the repurchase program during the first nine months of 2022 or 2021. During the first nine months of 2021, we repurchased $28.3 million of our Convertible Notes in the open market under the repurchase program for a total cost of $28.1 million.
Note 5 – Stock-Based and Other Long-Term Incentive Compensation
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
During the second quarter of 2022, the Compensation Committee of our Board of Directors (“Compensation Committee”) granted 1,977,096 restricted stock units to executive officers and other key employees, which will vest in equal installments over a three-year period. In addition, non-employee directors received a grant of 260,339 restricted stock awards, which will vest in full on the earlier of the day prior to the next annual meeting of stockholders following the grant date or the first anniversary of the grant date. At September 30, 2022, 1,657,105 shares remained available for award under the 2015 Plan and 86,188 shares remained available for award under the 2014 Director Plan. The weighted average grant-date fair value was $4.11 per share for both the restricted stock units and restricted stock awards.
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
Note 6 – Receivables
Receivables consisted of the following:

(In thousands)	September 30, 2022	December 31, 2021
Trade receivables:
Gross trade receivables	$208,938	$185,065
Allowance for credit losses	(4,801)	(4,587)
Net trade receivables	204,137	180,478
Income tax receivables	3,003	4,167
Other receivables	4,356	9,651
Total receivables, net	$211,496	$194,296
Other receivables included $3.0 million and $5.7 million for value added, goods and service taxes related to foreign jurisdictions as of September 30, 2022 and December 31, 2021, respectively. In addition, other receivables included an insurance receivable balance resulting from a property insurance claim caused by Hurricane Ida in August 2021 of $0.5 million and $1.9 million as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, the claims related to the hurricane under our property insurance program have not been finalized.
Changes in our allowance for credit losses were as follows:

	First Nine Months
(In thousands)	2022	2021
Balance at beginning of period	$4,587	$5,024
Credit loss expense	721	426
Write-offs, net of recoveries	(507)	(591)
Balance at end of period	$4,801	$4,859
Note 7 – Inventories
Inventories consisted of the following:

(In thousands)	September 30, 2022	December 31, 2021
Raw materials:
Fluids Systems	$110,898	$119,242
Industrial Solutions	5,536	4,939
Total raw materials	116,434	124,181
Blended fluids systems components	37,809	27,793
Finished goods - mats	5,796	3,367
Total inventories	$160,039	$155,341
Raw materials for the Fluids Systems segment consist primarily of chemicals and other additives that are consumed in the production of our fluids systems. Raw materials for the Industrial Solutions segment consist primarily of resins, chemicals, and other materials used to manufacture composite mats, as well as materials that are consumed in providing spill containment and other services to our customers. Our blended fluids systems components consist of base fluids systems that have been either mixed internally at our blending facilities or purchased from third-party vendors. These base fluids systems require raw materials to be added, as needed to meet specified customer requirements.
The increase in inventories in the first nine months of 2022 was primarily attributable to a combination of raw materials cost inflation, activity-driven increases, and elevated vendor prepayments in the Fluids Systems segment, as well as the production of mats in the Industrial Solutions segment for anticipated sales, partially offset by a reclass of inventories associated with the planned sale of our Excalibar business and the impact of inventory impairments. Inventories associated with our Excalibar business of $39.0 million were included in current assets held for sale as of September 30, 2022, while inventories of $23.9 million were included in Fluids Systems raw materials as of December 31, 2021.
Fluids Systems segment impairments and other charges for the first nine months of 2022 includes $8.0 million of total charges for inventory write-downs, primarily attributable to the reduction in carrying values of certain inventory related to the exit of our Gulf of Mexico operations to their net realizable value.
Note 8 – Financing Arrangements and Fair Value of Financial Instruments
Financing arrangements consisted of the following:

	September 30, 2022			December 31, 2021
(In thousands)	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt
ABL Facility	$123,500	$—	$123,500	$86,500	$—	$86,500
Term loan	7,038	(109)	6,929	6,094	(110)	5,984
Financing obligations	4,190	(44)	4,146	6,688	(78)	6,610
Other debt	22,493	—	22,493	15,709	—	15,709
Total debt	157,221	(153)	157,068	114,991	(188)	114,803
Less: Current portion	(23,431)	—	(23,431)	(19,210)	—	(19,210)
Long-term debt	$133,790	$(153)	$133,637	$95,781	$(188)	$95,593
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
As of September 30, 2022, our total borrowing availability under the Amended ABL Facility was $168.4 million, of which $123.5 million was drawn and $1.4 million was used for outstanding letters of credit, resulting in remaining availability of $43.5 million.
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

As of September 30, 2022, the applicable margin for borrowings under the Amended ABL Facility was 1.75% with respect to BSBY borrowings and 0.75% with respect to base rate borrowings. As of September 30, 2022, the weighted average interest rate for the Amended ABL Facility was 4.5% and the applicable commitment fee on the unused portion of the Amended ABL Facility was 0.25% per annum.
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
Other Debt. In August 2021, we completed sale-leaseback transactions related to certain vehicles and other equipment for net proceeds of approximately $7.9 million. The transactions have been accounted for as financing arrangements as they did not qualify for sale accounting. As a result, the vehicles and other equipment continue to be reflected on our balance sheet in property, plant and equipment, net. The financing arrangements have a weighted average annual interest rate of 5.4% and are payable in monthly installments with varying maturities through October 2025. We had $4.1 million in financing obligations outstanding under these arrangements at September 30, 2022.
In February 2021, a U.K. subsidiary entered a £6.0 million term loan facility that was scheduled to mature in February 2024. In April 2022, this facility was amended to increase the term loan to £7.0 million and establish a £2.0 million revolving credit facility. Both the amended term loan and revolving credit facility mature in April 2025 and bear interest at a rate of SONIA plus a margin of 3.25% per year. The term loan is payable in quarterly installments of £350,000 plus interest beginning June 2022 and a £2.8 million payment due at maturity. We had $8.3 million outstanding under these arrangements at September 30, 2022.
Certain of our foreign subsidiaries maintain local credit arrangements consisting primarily of lines of credit or overdraft facilities which are generally renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. We had $13.8 million and $11.8 million outstanding under these arrangements at September 30, 2022 and December 31, 2021, respectively.
In addition, at September 30, 2022, we had $44.5 million in outstanding letters of credit, performance bonds, and other guarantees for which certain of the letters of credit are collateralized by $3.5 million in restricted cash.
Our financial instruments include cash and cash equivalents, receivables, payables, and debt. We believe the carrying values of these instruments approximated their fair values at September 30, 2022 and December 31, 2021.
Note 9 – Income Taxes
The provision for income taxes was $0.5 million for the first nine months of 2022, which includes an income tax benefit of $3.1 million related to the restructuring of certain subsidiary legal entities within Europe, as the undistributed earnings for an international subsidiary are no longer subject to certain taxes upon future distribution. The provision for income taxes in the first nine months of 2022 reflects the impact from the geographic composition of our earnings and was unfavorably impacted as we are unable to recognize a tax benefit related to the $37.3 million of impairment charges. The provision for income taxes was $5.4 million for the first nine months of 2021, despite reporting a pretax loss for the period, primarily reflecting the impact of the geographic composition of our pretax loss. The tax expense in 2021 primarily related to earnings from our international operations since we were unable to recognize the tax benefit from our U.S. losses as they may not be realized.

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

	First Nine Months
(In thousands)	2022	2021
Cash paid for:
Income taxes (net of refunds)	$7,207	$5,765
Interest	$3,881	$3,414
Cash, cash equivalents, and restricted cash in the consolidated statements of cash flows consisted of the following:

(In thousands)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$20,450	$24,088
Restricted cash (included in prepaid expenses and other current assets)	3,463	5,401
Cash, cash equivalents, and restricted cash	$23,913	$29,489

Note 12 – Segment Data
Summarized operating results for our reportable segments are shown in the following table (net of inter-segment transfers):

	Third Quarter		First Nine Months
(In thousands)	2022	2021	2022	2021
Revenues
Fluids Systems	$168,621	$107,955	$454,896	$292,897
Industrial Solutions	51,232	41,976	135,539	134,033
Industrial Blending	—	1,866	—	8,288
Total revenues	$219,853	$151,797	$590,435	$435,218

Operating income (loss)
Fluids Systems	$(24,193)	$(6,646)	$(20,394)	$(19,944)
Industrial Solutions	10,036	8,167	26,148	32,645
Industrial Blending	(526)	(64)	(10,324)	(1,269)
Corporate office	(6,627)	(7,520)	(21,990)	(20,198)
Total operating income (loss)	$(21,310)	$(6,063)	$(26,560)	$(8,766)
    The following table presents further disaggregated revenues for the Fluids Systems segment:

	Third Quarter		First Nine Months
(In thousands)	2022	2021	2022	2021
United States	$98,431	$56,783	$254,629	$161,237
Canada	15,452	13,781	49,031	31,400
Total North America	113,883	70,564	303,660	192,637

EMEA	47,633	32,380	134,678	90,801
Other	7,105	5,011	16,558	9,459
Total International	54,738	37,391	151,236	100,260

Total Fluids Systems revenues	$168,621	$107,955	$454,896	$292,897
The following table presents further disaggregated revenues for the Industrial Solutions segment:

	Third Quarter		First Nine Months
(In thousands)	2022	2021	2022	2021
Product sales revenues	$18,306	$14,240	$41,268	$44,459
Rental revenues	17,195	15,343	52,356	51,655
Service revenues	15,731	12,393	41,915	37,919
Total Industrial Solutions revenues	$51,232	$41,976	$135,539	$134,033
Fluids Systems operating results for the third quarter and first nine months of 2022 includes $29.4 million of total non-cash impairment charges related to the long-lived assets and inventory associated with the exit of our Gulf of Mexico operations. Industrial Blending operating results for the first nine months of 2022 includes a $7.9 million non-cash impairment charge related to the long-lived assets previously used in the now exited Industrial Blending business. See Note 2 for further information.
In August 2021, Hurricane Ida caused significant damage to certain inventory, equipment and warehouse facilities, at our Fourchon, Louisiana Fluids Systems operating base. While this event was covered by our property and business interruption insurance programs, our Fluids Systems segment incurred hurricane-related costs of $2.6 million for property damage and property-related repairs, cleanup and other costs, substantially all of which reflects our self-insured retention under our property insurance policy. This $2.6 million charge was recognized in other operating (income) loss, net, for the third quarter of 2021.

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
The relative contribution of revenues and operating income (loss) for the Industrial Solutions and Fluids Systems segments for the first nine months of 2022 is as follows (amounts in millions):

* Fluids Systems segment operating loss for the first nine months of 2022 includes $29.4 million of total non-cash impairment charges.
While the Fluids Systems segment has historically been the primary driver of revenues, the Industrial Solutions segment has for several years been the primary driver of operating income, cash flows, and financial returns.
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
Segment Overview
In the second quarter of 2022, we began reporting our business through three reportable segments: Fluids Systems, Industrial Solutions, and Industrial Blending. Prior to this change, we aggregated our now exited Industrial Blending business and reported it within Industrial Solutions. We reflected this change in all periods presented.
Industrial Solutions – Our Industrial Solutions segment, which generated 23% of revenues and $26.1 million of operating income for the first nine months of 2022, provides temporary worksite access solutions, including the rental of our recyclable composite matting systems, along with related site construction and services to customers in various markets including power transmission, E&P, pipeline, renewable energy, petrochemical, construction and other industries, primarily in the United States and Europe. We also manufacture and sell our recyclable composite mats to customers around the world, with power transmission being the primary end-market. Over the past year, the impacts of global supply chain disruptions have caused significant cost inflation to the resin and other materials used to manufacture our composite mats. These raw material cost increases have negatively impacted the profitability of our business, although we are working with customers to mitigate the inflationary impact.
Our Industrial Solutions segment has been the primary source of operating income and cash generation for us in recent years, and has also been the primary focus for growth investments. The growth of this business in the power transmission and other industrial markets remains a strategic priority for us due to such markets’ relative stability compared to E&P, as well as the magnitude of the market growth opportunity, including the potential positive impact from the energy transition and recent U.S. legislation. From 2018 to 2021, annual segment revenues from these targeted industrial markets increased from approximately $116 million to $157 million, reflecting a 11% cumulative annual growth rate, and we look to build upon this success going forward through both organic and inorganic growth opportunities. We expect customer activity, particularly in the power transmission sector, will remain robust in the coming years, driven in part by the impacts of the energy transition and the increasing investment in grid reliance initiatives.
Industrial Blending – Our Industrial Blending segment began operations in 2020 and supported industrial end-markets, including the production of disinfectants and industrial cleaning products. In the first quarter of 2022, we completed the wind down of the Industrial Blending business, and are currently pursuing the sale of the industrial blending and warehouse facility and related equipment located in Conroe, Texas.
Fluids Systems – Our Fluids Systems segment, which generated 77% of consolidated revenues and incurred a $20.4 million operating loss (including $29.4 million of total non-cash impairment charges) for the first nine months of 2022, provides drilling, completion, and stimulation fluids products and related technical services to customers for oil, natural gas, and geothermal projects primarily in North America and Europe, the Middle East and Africa (“EMEA”), as well as certain countries in Asia Pacific and Latin America. Our Fluids Systems operating results remain dependent on oil and natural gas drilling activity levels in the markets we serve and the nature of the drilling operations, which governs the revenue potential of each well. Drilling activity levels depend on a variety of factors, including oil and natural gas commodity pricing, inventory levels, product demand, and regulatory restrictions.

Rig count data remains the most widely accepted indicator of drilling activity. Average North American rig count data for the third quarter and first nine months of 2022 as compared to the same periods of 2021 is as follows:

	Third Quarter		2022 vs 2021
	2022	2021	Count	%
U.S. Rig Count	761	496	265	53%
Canada Rig Count	199	151	48	32%
North America Rig Count	960	647	313	48%

	First Nine Months		2022 vs 2021
	2022	2021	Count	%
U.S. Rig Count	706	445	261	59%
Canada Rig Count	170	120	50	42%
North America Rig Count	876	565	311	55%
_______________________________________________________
Source: Baker Hughes Company
Oil and natural gas prices and activity are cyclical and volatile, and this market volatility has a significant impact on our operating results. During March 2020, oil prices collapsed due to geopolitical events along with the worldwide effects of the COVID-19 pandemic. As a result, U.S. rig count declined significantly beginning in March 2020 before reaching a low of 244 in August 2020. During 2021, oil prices rebounded, and the average U.S. rig count gradually increased, ending 2021 at 586 rigs. During 2022, oil prices have significantly increased due in part to geopolitical events, and the average U.S. rig count has continued to increase. We anticipate that market activity will continue to improve in the near-term, although U.S. activity is expected to remain below 2019 levels as many of our customers maintain stronger capital discipline and prioritize cash flow generation over growth. Further, in the wake of COVID-19, an uncertain economic environment, including widespread supply chain disruptions, as well as enacted and proposed legislative changes in the U.S. impacting the oil and natural gas industry, make market activity levels difficult to predict. The Canada rig count reflects normal seasonality for this market, with the highest rig count levels generally observed in the first quarter of each year, prior to Spring break-up.
Outside of North America land markets, drilling activity is generally more stable as this drilling activity is based on longer-term economic projections and multi-year drilling programs, which typically reduces the impact of short-term changes in commodity prices on overall drilling activity. However, operations in several countries in the EMEA region experienced activity disruptions and project delays beginning in early 2020 and continuing through 2021, driven by government-imposed restrictions on movements of personnel, quarantines of staffing, and logistical limitations as a result of the COVID-19 pandemic. Revenues and profitability from our international Fluids Systems business gradually recovered in 2021 and 2022, with revenues for the first nine months of 2022 near pre-COVID levels. The combination of increasing activity levels combined with the impacts of global supply chain disruptions have caused significant cost inflation to many hydrocarbon-based products and chemicals used in our fluids systems, and in many cases, we are unable to adjust our customer pricing due to the long-term contracts in place. Consequently, the inflationary impacts are negatively impacting the profitability of our international operations, and we expect this trend to continue throughout 2022. Although we are working with customers to mitigate the inflationary impact, the impact of cost inflation is very difficult to predict.
Looking ahead, the combination of recent geopolitical events and elevated oil and natural gas prices are causing several markets to increase drilling activity levels, to help ensure reliable energy supply in the coming years, while reducing their dependency on Russia-sourced oil and natural gas. Consequently, the outlook for several markets, including North America and the EMEA region, continues to strengthen, with growth in activity expected over the next few years.
Following the 2020 market collapse and reduced demand for our products and services as a result of the decline in oil prices and the COVID-19 pandemic, we took a number of actions aimed at conserving cash and protecting our liquidity, which included the implementation of cost reduction programs, including workforce reductions, employee furloughs, the suspension of the Company’s matching contributions to its U.S. defined contribution plan, and temporary salary reductions effective April 1, 2020 for a significant portion of U.S. employees. Beginning in the second quarter of 2021, we restored salaries to pre-reduction levels for a portion of our non-executive U.S. employees and reinstituted the Company matching contribution for our U.S. defined contribution plan, with the remainder of the temporary salary reductions restored by the third quarter of 2021.

Strategic Actions Update
Throughout the oil and natural gas cycle of the last couple of years, we have continuously reviewed our portfolio. These reviews have focused on evaluating changes in the outlook for our served markets and customer priorities, while identifying opportunities for value-creating options in our portfolio, placing investment emphasis in markets where we generate strong returns and where we see greater long-term viability and stability. As part of this review, our Board of Directors approved the following actions in 2022.
Exit of Industrial Blending Business and Sale of Conroe, Texas Blending Facility
In the first quarter of 2022, in consideration of broader strategic priorities and the timeline and efforts required to further develop the industrial blending business, we exited our Industrial Blending operations. In September 2022, we entered into a non-binding letter of intent with a global chemical provider to sell the industrial blending and warehouse facility and related equipment located in Conroe, Texas. As of September 30, 2022, the facility has a remaining carrying value of approximately $11 million, reflecting the previously recognized impairment as discussed further below.
Sale of Excalibar U.S. Mineral Grinding Business
In the second quarter of 2022, we initiated a formal sale process for our Excalibar U.S. mineral grinding business (“Excalibar”) and in October 2022, we entered into a definitive agreement to sell substantially all the long-lived assets, inventory, and operations of Excalibar to Cimbar Resources, INC. (“Cimbar”). As of September 30, 2022, the Excalibar business had approximately $65 million of net assets, including $43 million of net working capital. Upon completion of the sale, and the monetization of certain retained assets, we expect to generate approximately $66 million of cash. In connection with the sale, the Company and Cimbar have agreed to enter into a long-term barite supply agreement for the Company’s U.S. drilling fluids business, with an initial term of four years following the closing of the transaction. The Excalibar business is reported within the Fluids Systems segment.
Exit of Gulf of Mexico Operations
In the third quarter of 2022, our Board of Directors approved management’s plan to exit our Gulf of Mexico operations, including the potential sale of related assets. In August 2022, we entered into an agreement to sell substantially all assets associated with our Gulf of Mexico completion fluids operations. In October 2022, we entered into an agreement with a leading global energy services provider, regarding a seven-year arrangement to sublease our Fourchon, LA drilling fluids shorebase and blending facility. As part of this arrangement, substantially all of our Gulf of Mexico drilling fluids inventory will be sold as consumed by the lessee or no later than nine months from the closing of the transaction. As of September 30, 2022, the Gulf of Mexico business had approximately $35 million of net assets, including $27 million of net working capital, following the impairment recognized in the third quarter of 2022 as discussed further below. We expect to generate approximately $30 million of cash from the sale of assets and the associated exit of the Gulf of Mexico operations, excluding the long-term lease arrangement. The Gulf of Mexico operations are reported within the Fluids Systems segment.
All of the above transactions are expected to close in the fourth quarter of 2022 and each of the transactions remain subject to customary closing conditions and uncertainties.
Impairments and Other Charges
Conroe, Texas Blending Facility
As described above, we shut down the Industrial Blending business in March 2022 and initiated a sales process to market the industrial blending and warehouse facility and related equipment. In the second quarter of 2022, based upon the ongoing sales process and revised estimates for the expected net proceeds from the ultimate disposition, we recognized a $7.9 million impairment charge to impairments and other charges related to these long-lived assets.
Gulf of Mexico Operations
As a result of the plan to exit the Gulf of Mexico operations as described above, we considered the third quarter developments to be a potential indicator of impairment that required us to complete an impairment evaluation. Accordingly, we estimated the fair value for our Gulf of Mexico assets as of September 30, 2022 based on the expected cash flows to be generated from the anticipated transactions and determined that a $21.5 million impairment charge was required related to the long-lived assets. We also recognized an $8.0 million charge to reduce the carrying value of inventory to their net realizable value primarily based on the anticipated transactions. The total charges of $29.4 million were recorded to impairments and other charges in the third quarter of 2022.

Total impairments and other charges consisted of the following:

	Third Quarter		First Nine Months
(In thousands)	2022	2021	2022	2021
Industrial Blending - Long-lived assets impairment	$—	$—	$7,905	$—
Gulf of Mexico - Long-lived assets impairment	21,461	—	21,461	—
Gulf of Mexico - Inventory write-downs	7,956	—	7,956	—
Total impairments and other charges	$29,417	$—	$37,322	$—
Summarized operating results (including impairments and other charges described above) are shown in the following tables:

	Third Quarter		First Nine Months
(In thousands)	2022	2021	2022	2021
Revenues
Industrial Blending	$—	$1,866	$—	$8,288
Excalibar	17,623	9,539	44,068	25,581
Gulf of Mexico	8,591	5,723	18,697	21,317

Operating income (loss)
Industrial Blending	(526)	(64)	(10,324)	(1,269)
Excalibar	888	2	2,538	(662)
Gulf of Mexico	(32,931)	(1,830)	(39,191)	(4,496)
We continue to evaluate other under-performing areas of our business, including certain international oil and natural gas markets, and anticipate additional actions may be necessary to optimize our operational footprint and invested capital in Fluids Systems to transform this business for the evolving market conditions and outlook. As a result, we may incur future charges related to these efforts or potential asset impairments, which may negatively impact our future results.

Third Quarter of 2022 Compared to Third Quarter of 2021
Consolidated Results of Operations
Summarized results of operations for the third quarter of 2022 compared to the third quarter of 2021 are as follows:

	Third Quarter		2022 vs 2021
(In thousands)	2022	2021	$	%
Revenues	$219,853	$151,797	$68,056	45%
Cost of revenues	187,884	132,273	55,611	42%
Selling, general and administrative expenses	24,207	23,864	343	1%
Other operating (income) loss, net	(345)	1,723	(2,068)	NM
Impairments and other charges	29,417	—	29,417	NM
Operating loss	(21,310)	(6,063)	(15,247)	NM

Foreign currency exchange (gain) loss	(1,424)	25	(1,449)	NM
Interest expense, net	1,875	2,176	(301)	(14)%
Loss on extinguishment of debt	—	210	(210)	NM
Loss before income taxes	(21,761)	(8,474)	(13,287)	NM

Provision for income taxes	2,834	2,011	823	NM
Net loss	$(24,595)	$(10,485)	$(14,110)	NM
Revenues
Revenues increased 45% to $219.9 million for the third quarter of 2022, compared to $151.8 million for the third quarter of 2021. This $68.1 million increase includes a $51.9 million (47%) increase in revenues in North America, comprised of a $43.3 million increase in the Fluids Systems segment and a $10.4 million increase in the Industrial Solutions segment, partially offset by a $1.8 million decrease in the Industrial Blending segment. Revenues from our North America operations increased primarily due to the improvement in North America rig count, which favorably impacted our Fluids Systems segment, and an increase in rental and service revenues and product sales in our Industrial Solutions segment. Industrial Solutions product sales typically fluctuate based on the timing of customer projects and orders. Revenues from our international operations increased by $16.2 million (39%), as the prior year was unfavorably impacted by activity disruptions and project delays resulting from the COVID-19 pandemic, partially offset by a $6.8 million reduction from currency exchange rate changes resulting from the strengthening U.S. dollar. Revenues in both segments also benefited from the inflationary impact on pricing. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues increased 42% to $187.9 million for the third quarter of 2022, compared to $132.3 million for the third quarter of 2021. This $55.6 million increase was primarily driven by the 45% increase in revenues described above, including the inflationary cost pressures impacting materials, transportation, and labor.
Selling, general and administrative expenses
Selling, general and administrative expenses increased slightly to $24.2 million for the third quarter of 2022, compared to $23.9 million for the third quarter of 2021. This increase was primarily driven by higher personnel expense, including performance-based incentive compensation expense, offset by cost reduction efforts. Selling, general and administrative expenses as a percentage of revenues was 11.0% for the third quarter of 2022 compared to 15.7% for the third quarter of 2021.
Other operating (income) loss, net
In August 2021, Hurricane Ida caused damage to our Fourchon, Louisiana Fluids Systems operating base. While this event is covered by our property and business interruption insurance programs, these programs contain self-insured retentions, which remain our financial obligations, resulting in $2.6 million of charges for the third quarter of 2021. The third quarter of 2021 also included a $0.8 million gain related to the final insurance settlement associated with the July 2018 fire at our Kenedy, Texas drilling fluids facility. Other operating (income) loss, net, also includes gains on sales of assets.

Impairments and other charges
The Fluids Systems segment includes $29.4 million of total non-cash impairment charges related to the long-lived assets and inventory associated with the exit of our Gulf of Mexico operations, as described above.
Foreign currency exchange
Foreign currency exchange was a $1.4 million gain for the third quarter of 2022, and primarily reflects the impact of the stronger U.S. dollar on currency translation for assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.
Interest expense, net
Interest expense was $1.9 million for the third quarter of 2022 compared to $2.2 million for the third quarter of 2021. Interest expense for the third quarter of 2022 and 2021 includes $0.1 million and $1.0 million, respectively, in non-cash amortization of original issue discount and debt issuance costs. The decrease in interest expense is primarily due to the 2021 repayment of our Convertible Notes with borrowings under the ABL Facility, partially offset by the increase in benchmark borrowing rates and increased borrowings in support of the 2022 growth, including higher working capital investment.
Provision for income taxes
The provision for income taxes was $2.8 million for the third quarter of 2022, despite reporting a pretax loss for the period, as we are unable to recognize a tax benefit for the $29.4 million of impairment charges. The provision for income taxes was $2.0 million for the third quarter of 2021, despite reporting a pretax loss for the period. In both periods, income tax expense primarily reflects the impact of earnings from our international operations since we are unable to recognize the tax benefit from our U.S. losses as they may not be realized.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Third Quarter		2022 vs 2021
(In thousands)	2022	2021	$	%
Revenues
Fluids Systems	$168,621	$107,955	$60,666	56%
Industrial Solutions	51,232	41,976	9,256	22%
Industrial Blending	—	1,866	(1,866)	(100)%
Total revenues	$219,853	$151,797	$68,056	45%

Operating income (loss)
Fluids Systems	$(24,193)	$(6,646)	$(17,547)
Industrial Solutions	10,036	8,167	1,869
Industrial Blending	(526)	(64)	(462)
Corporate office	(6,627)	(7,520)	893
Total operating income (loss)	$(21,310)	$(6,063)	$(15,247)

Segment operating margin
Fluids Systems	(14.3)%	(6.2)%
Industrial Solutions	19.6%	19.5%
Industrial Blending	NM	(3.4)%
Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	Third Quarter		2022 vs 2021
(In thousands)	2022	2021	$	%
United States	$98,431	$56,783	$41,648	73%
Canada	15,452	13,781	1,671	12%
Total North America	113,883	70,564	43,319	61%

EMEA	47,633	32,380	15,253	47%
Other	7,105	5,011	2,094	42%
Total International	54,738	37,391	17,347	46%

Total Fluids Systems revenues	$168,621	$107,955	$60,666	56%
North America revenues increased 61% to $113.9 million for the third quarter of 2022, compared to $70.6 million for the third quarter of 2021. The increase includes a $38.8 million increase from U.S. land markets driven primarily by the 53% increase in U.S. rig count and inflationary impacts on pricing, and a $2.9 million increase from offshore Gulf of Mexico. For the third quarter of 2022, U.S. revenues included $89.8 million from land markets, including $17.6 million from the Excalibar business, and $8.6 million from offshore Gulf of Mexico.
Internationally, revenues increased 46% to $54.7 million for the third quarter of 2022, compared to $37.4 million for the third quarter of 2021. The increase was primarily driven by higher activity in Europe, Africa, and the Asia Pacific region following a significant impact in 2021 from the COVID-19 pandemic, as described above, partially offset by a $6.2 million reduction from currency exchange rate changes resulting from the strengthening U.S. dollar.

Operating loss
The Fluids Systems segment incurred an operating loss of $24.2 million for the third quarter of 2022, which includes $29.4 million of total non-cash impairment charges, compared to a $6.6 million operating loss incurred in the third quarter of 2021. The change includes an $11.0 million improvement from North America land markets (reflecting an incremental margin of 27%) along with a $2.6 million benefit from international operations (reflecting an incremental margin of 15%), driven primarily by the revenue improvement described above, partially offset by a $31.1 million decline for the Gulf of Mexico (including impairments). The international operating results reflect the impact of inflationary cost pressures from certain international contracts in which customer pricing is fixed.
Industrial Solutions
Revenues
Total revenues for this segment consisted of the following:

	Third Quarter		2022 vs 2021
(In thousands)	2022	2021	$	%
Product sales revenues	$18,306	$14,240	$4,066	29%
Rental and service revenues	32,926	27,736	5,190	19%
Total Industrial Solutions revenues	$51,232	$41,976	$9,256	22%
Revenues from product sales, which typically fluctuate based on the timing of customer projects and orders, increased by $4.1 million from the third quarter of 2021, reflective of robust demand from the utilities sector. Rental and service revenues increased by $5.2 million from the third quarter of 2021, as continued market penetration of the utilities sector in the U.S. was partially offset by lower activity in the U.K.
Operating income
The Industrial Solutions segment generated operating income of $10.0 million for the third quarter of 2022 compared to $8.2 million for the third quarter of 2021, the increase being primarily attributable to the increase in revenues, partially offset by raw materials cost inflation on products sales.
Industrial Blending
We completed the wind down of the Industrial Blending business in the first quarter of 2022 and are currently pursuing the sale of the industrial blending and warehouse facility and related equipment located in Conroe, Texas. The Industrial Blending operating loss for the third quarter of 2022 includes exit and other costs related to the ongoing process to sell these assets.
Corporate Office
Corporate office expenses decreased $0.9 million to $6.6 million for the third quarter of 2022, compared to $7.5 million for the third quarter of 2021. This decrease was primarily driven by lower personnel expense, including performance-based incentive and stock-based compensation expense.

First Nine Months of 2022 Compared to First Nine Months of 2021
Consolidated Results of Operations
Summarized results of operations for the first nine months of 2022 compared to the first nine months of 2021 are as follows:

	First Nine Months		2022 vs 2021
(In thousands)	2022	2021	$	%
Revenues	$590,435	$435,218	$155,217	36%
Cost of revenues	507,078	376,370	130,708	35%
Selling, general and administrative expenses	72,970	67,755	5,215	8%
Other operating income, net	(375)	(141)	(234)	NM
Impairments and other charges	37,322	—	37,322	NM
Operating loss	(26,560)	(8,766)	(17,794)	NM

Foreign currency exchange gain	(1,943)	(83)	(1,860)	NM
Interest expense, net	4,719	6,748	(2,029)	(30)%
Loss on extinguishment of debt	—	1,000	(1,000)	NM
Loss before income taxes	(29,336)	(16,431)	(12,905)	(79)%

Provision for income taxes	490	5,414	(4,924)	(91)%
Net loss	$(29,826)	$(21,845)	$(7,981)	(37)%
Revenues
Revenues increased 36% to $590.4 million for the first nine months of 2022, compared to $435.2 million for the first nine months of 2021. This $155.2 million increase includes a $110.1 million (34%) increase in revenues in North America, comprised of a $111.0 million increase in the Fluids Systems segment and a $7.4 million increase in the Industrial Solutions segment, partially offset by a $8.3 million decrease in the Industrial Blending segment. Revenues from our North America operations increased primarily due to the improvement in North America rig count, which favorably impacted our Fluids Systems segment, and an increase in rental and service revenues in our Industrial Solutions segment. Revenues from our international operations increased by $45.1 million (39%), as the prior year was unfavorably impacted by activity disruptions and project delays resulting from the COVID-19 pandemic, partially offset by a $15.0 million reduction from currency exchange rate changes. Revenues in both segments also benefited from the inflationary impact on pricing. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues increased 35% to $507.1 million for the first nine months of 2022, compared to $376.4 million for the first nine months of 2021. This $130.7 million increase was primarily driven by the 36% increase in revenues described above, including the inflationary cost pressures impacting materials, transportation, and labor.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $5.2 million to $73.0 million for the first nine months of 2022, compared to $67.8 million for the first nine months of 2021. This increase was primarily driven by higher personnel expense, including performance-based incentive and stock-based compensation expense, as well as higher legal and professional expenses. Selling, general and administrative expenses as a percentage of revenues was 12.4% for the first nine months of 2022 compared to 15.6% for the first nine months of 2021.
Other operating income, net
In August 2021, Hurricane Ida caused damage to our Fourchon, Louisiana Fluids Systems operating base. While this event was covered by our property and business interruption insurance programs, these programs contain self-insured retentions, which remain our financial obligations, resulting in $2.6 million of charges for the first nine months of 2021. The first nine months of 2021 also includes a $0.8 million gain related to the final insurance settlement associated with the July 2018 fire at our Kenedy, Texas drilling fluids facility, and a $1.0 million gain related to a legal settlement in the Industrial Solutions segment. Other operating income also includes gains on sales of assets.

Impairments and other charges
For the first nine months of 2022, the Fluids Systems segment includes $29.4 million of total non-cash impairment charges related to the long-lived assets and inventory associated with the exit of our Gulf of Mexico operations, as described above. In addition, the Industrial Blending segment includes a $7.9 million non-cash impairment charge for the first nine months of 2022 related to the ongoing process to sell the assets previously used in this now exited business, as described above.
Foreign currency exchange
Foreign currency exchange was a $1.9 million gain for the first nine months of 2022 compared to a $0.1 million gain for the first nine months of 2021, and primarily reflects the impact of the stronger U.S. dollar on currency translation for assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.
Interest expense, net
Interest expense was $4.7 million for the first nine months of 2022 compared to $6.7 million for the first nine months of 2021. Interest expense for the first nine months of 2022 and 2021 includes $0.7 million and $3.1 million, respectively, in non-cash amortization of original issue discount and debt issuance costs. The decrease in interest expense is primarily due to the 2021 repayment of our Convertible Notes with borrowings under the ABL Facility, partially offset by the increase in benchmark interest rates and borrowings in 2022.
Loss on extinguishment of debt
In the first nine months of 2021, we repurchased $28.3 million of our Convertible Notes in the open market for $28.1 million. The $1.0 million loss for the first nine months of 2021 reflects the difference in the amount paid and the net carrying value of the extinguished debt, including original issue discount and debt issuance costs.
Provision for income taxes
The provision for income taxes was $0.5 million for the first nine months of 2022, which includes an income tax benefit of $3.1 million related to the restructuring of certain subsidiary legal entities within Europe, as the undistributed earnings for an international subsidiary are no longer subject to certain taxes upon future distribution. The provision for income taxes in the first nine months of 2022 was unfavorably impacted as we are unable to recognize a tax benefit related to the $37.3 million in total impairment charges. The provision for income taxes was $5.4 million for the first nine months of 2021 despite reporting a pretax loss for the period. In both years, income tax expense primarily reflects earnings from our international operations since we are unable to recognize the tax benefit from our U.S. losses as they may not be realized.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Nine Months		2022 vs 2021
(In thousands)	2022	2021	$	%
Revenues
Fluids Systems	$454,896	$292,897	$161,999	55%
Industrial Solutions	135,539	134,033	1,506	1%
Industrial Blending	—	8,288	(8,288)	(100)%
Total revenues	$590,435	$435,218	$155,217	36%

Operating income (loss)
Fluids Systems	$(20,394)	$(19,944)	$(450)
Industrial Solutions	26,148	32,645	(6,497)
Industrial Blending	(10,324)	(1,269)	(9,055)
Corporate office	(21,990)	(20,198)	(1,792)
Total operating loss	$(26,560)	$(8,766)	$(17,794)

Segment operating margin
Fluids Systems	(4.5)%	(6.8)%
Industrial Solutions	19.3%	24.4%
Industrial Blending	NM	(15.3)%
Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	First Nine Months		2022 vs 2021
(In thousands)	2022	2021	$	%
United States	$254,629	$161,237	$93,392	58%
Canada	49,031	31,400	17,631	56%
Total North America	303,660	192,637	111,023	58%

EMEA	134,678	90,801	43,877	48%
Other	16,558	9,459	7,099	75%
Total International	151,236	100,260	50,976	51%

Total Fluids Systems revenues	$454,896	$292,897	$161,999	55%
North America revenues increased 58% to $303.7 million for the first nine months of 2022, compared to $192.6 million for the first nine months of 2021. This increase included a $95.8 million increase from U.S. land markets driven primarily by the 59% increase in U.S. rig count and inflationary impacts on pricing, partially offset by a $2.6 million decrease from offshore Gulf of Mexico. In addition, Canada revenues increased $17.6 million driven primarily by the 42% increase in Canada rig count along with an increase in market share. For the first nine months of 2022, U.S. revenues included $235.7 million from land markets, including $44.1 million from the Excalibar business, and $18.7 million from offshore Gulf of Mexico.
Internationally, revenues increased 51% to $151.2 million for the first nine months of 2022, compared to $100.3 million for the first nine months of 2021. The increase was primarily driven by higher activity in Europe, Africa, and the Asia Pacific region following a significant impact in 2021 from the COVID-19 pandemic, as described above, partially offset by a $14.1 million reduction from currency exchange rate changes.

Operating loss
The Fluids Systems segment incurred an operating loss of $20.4 million for the first nine months of 2022, which includes $29.4 million of total non-cash impairment charges, compared to a $19.9 million operating loss incurred in the first nine months of 2021. The change includes a $26.7 million improvement from North America land markets (reflecting an incremental margin of 24%) along with a $7.7 million improvement from international operations (reflecting an incremental margin of 15%), driven primarily by the revenue improvement described above, partially offset by a $34.7 million decline for the Gulf of Mexico (including impairments). The international operating results reflect the impact of inflationary cost pressures from certain international contracts in which customer pricing is fixed.
Industrial Solutions
Revenues
Total revenues for this segment consisted of the following:

	First Nine Months		2022 vs 2021
(In thousands)	2022	2021	$	%
Product sales revenues	$41,268	$44,459	$(3,191)	(7)%
Rental and service revenues	94,271	89,574	4,697	5%
Total Industrial Solutions revenues	$135,539	$134,033	$1,506	1%
Revenues from product sales decreased by $3.2 million from the first nine months of 2021, as the first half of 2021 was favorably impacted by pent-up demand following the peak of the COVID-19 pandemic. Rental and service revenues increased by $4.7 million from the first nine months of 2021, as continued market penetration of the utilities sector in the U.S. was partially offset by lower activity in the U.K.
Operating income
The Industrial Solutions segment generated operating income of $26.1 million for the first nine months of 2022 compared to $32.6 million for the first nine months of 2021, the decrease being primarily attributable to the change in revenues as described above, along with lower average pricing associated with large scale rental projects and raw materials cost inflation on product sales. In addition, the Industrial Solutions operating results for the first nine months of 2021 included a $1.0 million gain in other operating income related to a legal settlement.
Industrial Blending
We completed the wind down of the Industrial Blending business in the first quarter of 2022 and are currently pursuing the sale of the industrial blending and warehouse facility and related equipment located in Conroe, Texas. The Industrial Blending operating loss for the first nine months of 2022 includes a $7.9 million non-cash charge for the impairment of the long-lived assets as well as exit and other costs related to the ongoing process to sell these assets.
Corporate Office
Corporate office expenses increased $1.8 million to $22.0 million for the first nine months of 2022, compared to $20.2 million for the first nine months of 2021. This increase was primarily driven by higher legal and professional expenses, including $1.1 million associated with shareholder matters and acquisition and divestiture efforts.

Liquidity and Capital Resources
Net cash used in operating activities was $28.1 million for the first nine months of 2022 compared to net cash provided by operating activities of $13.7 million for the first nine months of 2021. During the first nine months of 2022, net loss adjusted for non-cash items provided cash of $36.0 million, while changes in working capital used cash of $64.1 million, including nearly $30 million to fund working capital growth within the Excalibar business and Gulf of Mexico operations. The working capital change is primarily related to an increase in inventories and receivables to support the higher revenues along with raw materials cost inflation and elevated vendor prepayments.
Net cash used in investing activities was $15.2 million for the first nine months of 2022, including capital expenditures of $17.7 million, partially offset by $2.5 million in proceeds from the sale of assets, including the sale of used mats from our rental fleet, which are part of the commercial offering of our Industrial Solutions business. Our capital expenditures during the first nine months of 2022 were primarily directed to supporting our Industrial Solutions segment, including $12.5 million of investments in the mat rental fleet, supporting our strategic growth in the power transmission sector and replacing mats sold from the fleet.
Net cash provided by financing activities was $39.8 million for the first nine months of 2022, which primarily represents net borrowings of $37.0 million on our ABL Facility.
Substantially all our $20.5 million of cash on hand at September 30, 2022 resides in our international subsidiaries. Subject to maintaining sufficient cash requirements to support the strategic objectives of these international subsidiaries and complying with applicable exchange or cash controls, we expect to continue to repatriate available cash from these international subsidiaries. We anticipate that future working capital requirements for our operations will generally fluctuate directionally with revenues. We expect capital expenditures in 2022 will be approximately $25 million and will remain heavily focused on industrial end-market opportunities, primarily reflecting expansion of our mat rental fleet to further support our growth in the utilities market.
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
As described above, we recently executed agreements to sell our Excalibar business, the facility and related equipment previously used in our Industrial Blending operations, as well as certain assets and inventory related to the exit of our Fluids Systems Gulf of Mexico operations. While certain inherent uncertainties and closing conditions remain that could impact the timing or completion of these transactions, we currently anticipate net cash proceeds of more than $100 million over the next several quarters from the execution of the identified actions, including approximately $80 million in the fourth quarter of 2022. We expect to use any such proceeds from these divestitures for general corporate purposes, including debt reduction, share repurchases, and the support of our strategic initiatives. We also continue to evaluate additional sources of liquidity to support our longer-term needs.
Our capitalization is as follows:

(In thousands)	September 30, 2022	December 31, 2021
ABL Facility	123,500	86,500
Other debt	33,721	28,491
Unamortized discount and debt issuance costs	(153)	(188)
Total debt	$157,068	$114,803

Stockholder’s equity	421,972	462,386
Total capitalization	$579,040	$577,189

Total debt to capitalization	27.1%	19.9%
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
As of September 30, 2022, our total borrowing availability under the Amended ABL Facility was $168.4 million, of which $123.5 million was drawn and $1.4 million was used for outstanding letters of credit, resulting in remaining availability of $43.5 million.
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
As of September 30, 2022, the applicable margin for borrowings under the Amended ABL Facility was 1.75% with respect to BSBY borrowings and 0.75% with respect to base rate borrowings. As of September 30, 2022, the weighted average interest rate for the Amended ABL Facility was 4.5% and the applicable commitment fee on the unused portion of the Amended ABL Facility was 0.25% per annum.
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
Other Debt. In August 2021, we completed sale-leaseback transactions related to certain vehicles and other equipment for net proceeds of approximately $7.9 million. The transactions have been accounted for as financing arrangements as they did not qualify for sale accounting. As a result, the vehicles and other equipment continue to be reflected on our balance sheet in property, plant and equipment, net. The financing arrangements have a weighted average annual interest rate of 5.4% and are payable in monthly installments with varying maturities through October 2025. We had $4.1 million in financing obligations outstanding under these arrangements at September 30, 2022.
In February 2021, a U.K. subsidiary entered a £6.0 million term loan facility that was scheduled to mature in February 2024. In April 2022, this facility was amended to increase the term loan to £7.0 million and establish a £2.0 million revolving credit facility. Both the amended term loan and revolving credit facility mature in April 2025 and bear interest at a rate of SONIA plus a margin of 3.25% per year. The term loan is payable in quarterly installments of £350,000 plus interest beginning June 2022 and a £2.8 million payment due at maturity. We had $8.3 million outstanding under these arrangements at September 30, 2022.

Certain of our foreign subsidiaries maintain local credit arrangements consisting primarily of lines of credit or overdraft facilities which are generally renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. We had $13.8 million and $11.8 million outstanding under these arrangements at September 30, 2022 and December 31, 2021, respectively.
In addition, at September 30, 2022, we had $44.5 million in outstanding letters of credit, performance bonds, and other guarantees for which certain of the letters of credit are collateralized by $3.5 million in restricted cash.
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
Conroe, Texas Blending Facility
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
In June 2022, as a result of the ongoing sales process and revised estimates for the expected net proceeds from the ultimate disposition, we recognized a $7.9 million impairment charge to impairments and other charges related to these long-lived assets. As of September 30, 2022, the carrying value of the long-lived assets previously used in the now exited Industrial Blending business was approximately $11 million. As described above, we entered into a non-binding letter of intent in September 2022 to sell the industrial blending and warehouse facility and related equipment located in Conroe, Texas. As the subsequent reversal of this previously recorded impairment loss is prohibited, any potential gain on the sale will be recognized in the period that such gain is realized.
Gulf of Mexico Operations
As a result of the plan to exit the Gulf of Mexico operations as described above, we considered the third quarter developments to be a potential indicator of impairment that required us to complete an impairment evaluation. Accordingly, we estimated the fair value for our Gulf of Mexico assets as of September 30, 2022 based on the expected cash flows to be generated from the anticipated transactions and determined that a $21.5 million impairment charge for the third quarter of 2022 was required related to the long-lived assets. While there are inherent uncertainties and management judgment in estimating the fair value of long-lived assets including the discount rate, the estimated future cash flows for these assets primarily relate to the rental income from the agreement for a seven-year sublease of our Fourchon, LA drilling fluids shorebase and blending facility net of the lease payments for our existing lease of such shorebase facility.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates and changes in foreign currency exchange rates. A discussion of our primary market risk exposure in financial instruments is presented below.
Interest Rate Risk
At September 30, 2022, we had total principal amounts outstanding under financing arrangements of $157.2 million, including $123.5 million of borrowings under our Amended ABL Facility, as well as $8.3 million of borrowings under a U.K. term loan and credit facility, which are subject to variable interest rates as determined by the respective debt agreements. The weighted average interest rates at September 30, 2022 for the Amended ABL Facility and U.K. debt were 4.5% and 5.4%, respectively. Based on the balance of variable rate debt at September 30, 2022, a 100 basis-point increase in short-term interest rates would have increased annual pre-tax interest expense by $1.3 million.
Foreign Currency Risk
Our principal foreign operations are conducted in certain areas of EMEA, Canada, Asia Pacific, and Latin America. We have foreign currency exchange risks associated with these operations, which are conducted principally in the foreign currency of the jurisdictions in which we operate including European euros, Canadian dollars, Kuwaiti dinar, Algerian dinar, Romanian new lieu, British pounds, and Australian dollars. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022, the end of the period covered by this quarterly report.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    Risk Factors
Set forth below are changes during the period ended September 30, 2022 in our “Risk Factors” as discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and updated in our Quarterly Report on Form 10-Q for the period ended March 31, 2022.
Risks Related to our Ability to Execute our Strategic Actions
Throughout the oil and natural gas cycle of the last couple of years, we have continuously reviewed our portfolio. These reviews have focused on evaluating changes in the outlook for our served markets and customer priorities, while identifying opportunities for value-creating options in our portfolio, placing investment emphasis in markets where we generate strong returns and where we see greater long-term viability and stability. As part of this review, our Board of Directors approved certain actions in 2022, including the sale of our Excalibar U.S. mineral grinding business, the exit of our Industrial Blending operations, and the exit of our Gulf of Mexico Fluids operations. For a discussion of the risks associated with these actions, see “Risks Related to our Pending Divestitures” below.
While we have taken meaningful actions to reduce our cost structure, our business contains high levels of fixed costs, including significant facility and personnel expense. We continue to evaluate other under-performing areas of our business, including certain international oil and natural gas markets, and anticipate additional actions may be necessary to optimize our operational footprint and invested capital in Fluids Systems to transform this business for the evolving market conditions and outlook.
If we are unable to successfully execute our strategic actions or achieve some or all of the expected benefits of such actions, we may not achieve the financial or operational results anticipated and it could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Risks Related to our Pending Divestitures
As described further in our financial statements contained in this Quarterly Report on Form 10-Q, we have initiated several transactions to exit certain businesses and dispose of the related assets, including our Excalibar U.S. mineral grinding business, Conroe, Texas industrial blending facility, and Fluids Systems Gulf of Mexico operations. The completion of these divestitures may be subject to finalizing definitive agreements and the satisfaction of various closing conditions. We cannot assure you that these divestitures will be completed in the timeframe anticipated by us or at all.
These divestitures could impact us in several ways, including (i) impacting relationships with our customers and vendors, (ii) restricting our operations due to certain specified terms of the agreements, (iii) diverting management’s attention from operating our business in the ordinary course, and (iv) diminishing our ability to retain or attract employees due to concerns over future job security or responsibilities.
Even if we successfully complete the divestitures, we may incur or experience (i) greater costs or realize fewer benefits than anticipated under the agreements, (ii) operational or commercial difficulties segregating the divested assets from our retained assets, (iii) disputes with the purchasers regarding the nature and sufficiency of the transition services we provide or the terms and conditions of our commercial agreements with the purchasers, (iv) potential disputes with creditors concerning the pending transactions or use of the proceeds therefrom, (v) higher vendor costs due to reduced economies of scale or other similar dis-synergies, (vi) lower productivity to the extent segregation of the divested businesses distracts or diverts personnel from operating our retained business, (vii) losses or increased inefficiencies from stranded or underutilized assets, (viii) the loss of any customers dissatisfied with our services post-closing, (ix) challenges in retaining and attracting personnel or (x) the loss of vendors or customers due to our inability to assign contracts with their consent. Any of these risks could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
In addition, these divestitures could reduce our future cash flows. If our remaining businesses fail to perform as expected, the divestitures could exacerbate certain of the other financial risks specified in our Risk Factors.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
a)Not applicable
b)Not applicable
c)The following table details our repurchases of shares of our common stock for the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs ($ in Millions)
July 2022	1,217	$3.15	—	$23.8
August 2022	—	$—	—	$23.8
September 2022	10,616	$2.75	—	$23.8
Total	11,833		—
During the three months ended September 30, 2022, we purchased an aggregate of 11,833 shares surrendered in lieu of taxes under vesting of restricted shares. These shares were not acquired pursuant to our securities repurchase program.
In November 2018, our Board of Directors authorized changes to our securities repurchase program. These changes increased the authorized amount under the repurchase program to $100.0 million, available for repurchases of any combination of our common stock and our Convertible Notes that matured in 2021.
Our repurchase program remains available to purchase outstanding shares of our common stock in the open market or as otherwise determined by management, subject to certain limitations under the Amended ABL Facility and other factors. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows, available cash on hand, and borrowings under our Amended ABL Facility. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. As of September 30, 2022, we had $23.8 million remaining under the program.
There were no shares of common stock repurchased under the repurchase program during the three months ended September 30, 2022.
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

2.1
Asset Purchase Agreement dated as of October 19, 2022 by and between Excalibar Minerals LLC and Cimbar Resources, INC., incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 21, 2022 (SEC File No. 001-02960)

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

Date: November 2, 2022

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