Form 10-K
period 2022-12-31
NEWPARK RESOURCES INC
filed 2023-02-24
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of June 30, 2022, was $283.1 million. The aggregate market value has been computed by reference to the closing sales price on such date, as reported by The New York Stock Exchange.
As of February 17, 2023, a total of 89,700,767 shares of common stock, $0.01 par value per share, were outstanding.
Documents Incorporated by Reference:
Pursuant to General Instruction G(3) to this Form 10-K, the information required by Items 10, 11, 12, 13 and 14 of Part III hereof is incorporated by reference from the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders.

NEWPARK RESOURCES, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2022

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. We also may provide oral or written forward-looking statements in other materials we release to the public. Words such as “will,” “may,” “could,” “would,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management as of the filing date of this Annual Report on Form 10-K; however, various risks, uncertainties, contingencies, and other factors, some of which are beyond our control, are difficult to predict and could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, these statements.
We assume no obligation to update, amend, or clarify publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by securities laws. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.
For additional information regarding these and other factors, risks, and uncertainties that could cause actual results to differ, we refer you to the risk factors set forth in Item 1A "Risk Factors" in this Annual Report on Form 10-K.

PART I
ITEM 1. Business
General
Newpark Resources, Inc. is a geographically diversified supplier providing environmentally-sensitive products, as well as rentals and services to customers across multiple industries. Our business currently operates through two reportable segments: Industrial Solutions and Fluids Systems. In addition, we had a third reportable segment, Industrial Blending, which was exited in 2022.
Our Industrial Solutions segment provides temporary worksite access solutions, including the rental of our recyclable composite matting systems, along with related site construction and services to customers in various markets including power transmission, oil and natural gas exploration and production (“E&P”), pipeline, renewable energy, petrochemical, construction and other industries, primarily in the United States and Europe. We also manufacture and sell our recyclable composite mats to customers around the world, with power transmission being the primary end-market.
Our Fluids Systems segment provides drilling, completion, and stimulation fluids products and related technical services to customers for oil, natural gas, and geothermal projects primarily in North America and Europe, the Middle East and Africa (“EMEA”), as well as certain countries in Asia Pacific and Latin America. In the fourth quarter of 2022, we exited two of our Fluids Systems business units, including our U.S.-based mineral grinding business as well as our Gulf of Mexico fluids operations.
Newpark Resources, Inc. was organized in 1932 as a Nevada corporation. In 1991, we changed our state of incorporation to Delaware. Our principal executive offices are located at 9320 Lakeside Boulevard, Suite 100, The Woodlands, Texas 77381. Our telephone number is (281) 362-6800. You can find more information about us on our website located at www.newpark.com. We file or furnish annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”). Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge through our website. These reports are available as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the SEC. Our Code of Ethics, our Corporate Governance Guidelines, our Audit Committee Charter, our Compensation Committee Charter, and our Environmental, Social and Governance Committee Charter are also posted to the governance section of our website. We make our website content available for informational purposes only. It should not be relied upon for investment purposes, nor is any information contained on our website incorporated by reference in this Form 10-K. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.
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
Industry Fundamentals
Our Industrial Solutions segment, which has been our primary source of operating income, cash flows, and financial returns in recent years, provides temporary worksite access products and services to a variety of industries, including power transmission, E&P, pipeline, renewable energy, petrochemical, construction and other industries. The demand for our products and services from customers in these industries is driven, in part, by infrastructure construction and maintenance activity levels within the United States and the United Kingdom, including required infrastructure investments to support energy transition efforts. During 2020, our business was impacted by the COVID-19 pandemic, as customers delayed purchases and planned projects. As markets recovered in 2021 following the COVID-related economic slowdown, the impacts of global supply chain disruptions caused elevated cost inflation to the resin and other materials used to manufacture our composite mats, although this impact moderated during 2022. While these raw material cost increases and increased competitive pressures have negatively impacted the profitability of our business, we have worked with customers to substantially mitigate the inflationary impacts on our business. Product sales, which represent approximately one-third of our Industrial Solutions segment revenues, largely reflect sales to power transmission customers and other industrial markets, and typically fluctuate based on the timing of customer orders. The power transmission sector contributes the majority of our Industrial Solutions segment revenues, and we expect customer activity in this sector will grow over the next several years, driven in part by the impacts of increasing investments in energy transition and grid reliance initiatives.
Our Fluids Systems segment operating results remain dependent on oil and natural gas drilling activity levels in the markets we serve and the nature of the drilling operations, which governs the revenue potential of each well. Drilling activity levels depend on a variety of factors, including oil and natural gas commodity pricing, inventory levels, product demand, and regulatory restrictions. Oil and natural gas prices and activity are cyclical and volatile, and this market volatility has had significant impacts on our operating results.
Rig count data remains the most widely accepted indicator of drilling activity. During March 2020, oil prices collapsed due to geopolitical events along with the worldwide effects of the COVID-19 pandemic. As a result, U.S. rig count declined significantly beginning in March 2020 before reaching a low of 244 rigs in August 2020. During 2021, oil prices rebounded, and the average U.S. rig count gradually increased, ending 2021 at 586 rigs. During 2022, oil prices significantly increased due in part to geopolitical events, and the average U.S. rig count continued to increase, ending 2022 at 779 rigs. We anticipate that market activity in the U.S. will remain fairly stable in the near-term, but will remain well below 2019 levels as many of our customers maintain stronger capital discipline and prioritize cash flow generation over growth. Further, in the wake of the COVID-19 pandemic, an uncertain economic environment, including widespread supply chain disruptions, as well as enacted and proposed legislative changes in the U.S. impacting the oil and natural gas industry, make market activity levels difficult to predict.
Outside of North America land markets, drilling activity is generally more stable as this drilling activity is based on longer-term economic projections and multi-year drilling programs, which typically reduces the impact of short-term changes in commodity prices on overall drilling activity. However, operations in several countries in the EMEA region experienced activity disruptions and project delays beginning in early 2020 and continuing through 2021, driven by government-imposed restrictions on movements of personnel, quarantines of staffing, and logistical limitations as a result of the COVID-19 pandemic. Drilling activity within international markets gradually recovered in 2021 and 2022, though the combination of increasing activity levels combined with the impacts of global supply chain disruptions have caused significant cost inflation to many hydrocarbon-based products and chemicals used in our fluids systems. While we have worked, and continue to work, with customers to mitigate the inflationary impact, in some cases, we are unable to adjust, or there may be delays in being able to adjust, our customer pricing on certain international contracts due to the long-term contracts in place. Consequently, the inflationary impacts negatively impacted the profitability of our international operations in 2022. Although we expect this situation to improve in the near-term, the impact of cost inflation is very difficult to predict.
Looking ahead, the combination of recent geopolitical events, including the ongoing conflict between Russia and Ukraine, and elevated oil and natural gas prices are causing several markets to increase drilling activity levels, to help ensure reliable energy supply in the coming years, while reducing their dependency on Russia-sourced oil and natural gas. Consequently, the outlook for several markets, including North America and the EMEA region, continues to strengthen, with growth in activity expected over the next few years.
Strategy
Our long-term strategy includes key foundational elements that are intended to enhance long-term shareholder value creation:
•Expansion in end-markets aligned to energy transition – In recent years, the majority of our profitability and cash flow has been derived from the utilities and other industrial end-markets and our continued expansion into these end-markets reflects our highest priority for capital deployment in the foreseeable future. During 2022, approximately 83% of our capital investments were directed to our Industrial Solutions segment, the majority of which was to grow our rental fleet in support of our expanding presence in the power and transmission sector. Meanwhile, we also divested certain underperforming business units in 2022 within our Fluids Systems segment, which has reduced our dependency on customers in the volatile E&P industry. The continued expansion of revenues in industrial markets, and particularly end-markets that are likely to benefit from ongoing energy transition efforts around the world, such as power transmission, renewable energy, and geothermal, remains a strategic priority going forward, and we anticipate that our capital investments will primarily focus on supporting this objective.
•Provide products that enhance environmental sustainability – We have a long history of providing environmentally-sensitive technologies to our customers. In the Industrial Solutions segment, we believe that the lightweight design of our fully recyclable DURA-BASE® matting system provides a distinct environmental advantage for our customers as compared to alternative wood mat products in the market, by eliminating deforestation required to produce wood mat products while also reducing greenhouse gas emissions associated with product transportation. We also continue to leverage our investments in research and development capabilities and adaptable manufacturing processes to increase the use of recycled and alternate materials in our composite mat production, providing further potential economic benefits along with a significant reduction in lifecycle greenhouse gas emissions when compared to using traditional virgin resin. During 2022, our manufacturing operations consumed over 450,000 pounds of recycled resin, and we look to expand our usage of recycled materials going forward. In our Fluids Systems segment, our family of high-performance water-based fluids systems, which we market as Evolution® and DeepDrill® systems, are designed to enhance drilling performance while also providing a variety of environmental benefits relative to traditional oil-based fluids. Our Fluids Systems segment has also developed a water-based fluids system designed specifically for clean-

energy geothermal drilling, which we market as TerraThermTM. The continued advancement of technology that provides our customers with economic benefits, while also enhancing their environmental and safety programs, remains a priority for our research and development efforts.
•Focus on value creation, balancing growth with return of capital to shareholders – We are committed to a disciplined growth strategy, balancing our investments in high-returning business activities with the return of capital through share repurchases. During the fourth quarter of 2022, we purchased approximately 5% of our outstanding shares of common stock and are committed to returning a substantial portion of our future free cash flow generation to our shareholders.
Segment Overview
Industrial Solutions
Our Industrial Solutions segment provides temporary worksite access solutions, including the rental of our recyclable composite matting systems, along with related site construction and services to customers in various markets including power transmission, E&P, pipeline, renewable energy, petrochemical, construction and other industries, primarily in the United States and Europe (70% of 2022 segment revenues represented rental and service). We also manufacture and sell our recyclable composite mats to customers around the world, with power transmission being the primary end-market (30% of 2022 segment revenues represented product sales).
Raw Materials — The resins, chemicals, and other materials used to manufacture our recyclable composite mats are widely available. Resin is the largest material component in the manufacturing of our recyclable composite mat products. We believe that our sources of supply for materials used in our business are adequate for our needs. We are not dependent upon any one supplier, and we have encountered no significant shortages or delays in obtaining any raw materials. In recent years, we have also expanded the use of recycled materials in our manufacturing process, which we believe provides further protection against potential shortages of virgin raw materials.
Technology — We have patents related to the design and manufacturing of our recyclable DURA-BASE mats and several of the components, as well as other products and systems related to these mats (including the connecting pins and the EPZ Grounding System™), although certain key patents have since expired in recent years. Using proprietary technology and systems is an important aspect of our business strategy. We believe the lightweight design of our recyclable matting system provides a distinct environmental benefit for our customers as compared to alternative wood mat products in the market, by eliminating deforestation required to produce wood mat products and also reducing CO2 emissions associated with product transportation. While we continue to enhance the performance, environmental, and safety benefits of our products and add to our patent portfolio, we believe that our scale, responsiveness to customers, and reputation in the industry with respect to our technical development and know-how, understanding of regulatory requirements, and our ability to deliver superior worksite access solutions also have competitive significance in the markets we serve.
Competition — Our market is fragmented and competitive, with many competitors providing various forms of worksite access products and services. Wood mats and stone continue to be the primary solutions utilized for temporary worksite access across industries, though composite matting solutions continue to gain market share. The competitive landscape for composite mat sales is less fragmented than rental and services, with only a few competitors providing various alternatives to our DURA-BASE composite mat products, including Signature Systems Group and Spartan Mat. This is due to many factors, including large capital start-up costs and proprietary technology associated with these products. We believe that the principal competitive factors in our businesses include reputation, product capabilities, price, innovation through R&D, and reliability, and that our competitive position is enhanced by our proprietary products, manufacturing expertise, services, and experience.
Customers — Our customers are principally utility companies, infrastructure construction companies, and oil and natural gas E&P companies operating in the markets that we serve. Wood mats and stone continue to be the primary solutions utilized for temporary worksite access across industries, though composite matting solutions continue to gain market share. During 2022, approximately 71% of our segment revenues were derived from our 20 largest segment customers. No single customer accounted for more than 10% of our segment revenues. The segment also generated 93% of its revenues domestically during 2022. Typically, we perform services either under short-term contracts or rental service agreements. As most agreements with our customers are cancellable upon short notice, our backlog is not significant. We do not derive a significant portion of our revenues from government contracts.

Fluids Systems
Our Fluids Systems segment provides drilling, completion, and stimulation fluids products and related technical services to customers for oil, natural gas, and geothermal projects primarily in North America (67% of 2022 segment revenues) and EMEA (30% of 2022 segment revenues), as well as certain countries in Asia Pacific and Latin America. We offer customized solutions for complex subsurface conditions such as horizontal, directional, geologically deep, or drilling in deep water. These projects require high levels of monitoring and technical support of the fluids system during the drilling process. In the fourth quarter of 2022, we exited two of our Fluids Systems business units, including our U.S.-based mineral grinding business as well as our Gulf of Mexico fluids operations (see Note 2 for additional information).
Raw Materials — We believe that our sources of supply for materials and equipment used in our fluids business are adequate for our needs. In connection with the sale of our U.S.-based mineral grinding business, we entered into a four-year barite supply agreement for certain regions of our U.S. drilling fluids business. We also obtain barite and other materials used in the fluids business from various third-party suppliers. In 2022, as a result of the global supply chain disruptions, including the effect of the ongoing conflict between Russia and Ukraine, we experienced shortages and significant cost increases associated with many of our raw materials, however, none of the product shortages materially impacted our operations.
Technology — Proprietary technology and systems are an important aspect of our business strategy, though we believe that our reputation in the industry, the range of services we offer, ongoing technical development and know-how, and responsiveness to customers, are of equal or greater competitive significance than our existing proprietary rights. We seek patents and licenses on new developments whenever we believe it creates a competitive advantage in the marketplace. We own patent rights in a family of high-performance water-based fluids systems, which we market as Evolution® and DeepDrill® systems, which are designed to enhance drilling performance while also providing a variety of environmental benefits relative to traditional oil-based fluids. In addition, we have developed the TerraThermTM water-based fluids system designed specifically for clean-energy geothermal drilling. We also rely on a variety of unpatented proprietary technologies and know-how in many of our applications.
Competition — Globally, we face competition from larger companies, including Halliburton, Schlumberger, and Baker Hughes, which compete vigorously on fluids performance and/or price. Moreover, these companies have broad product and service offerings in addition to their fluids systems. Within North America, the drilling fluids market is more fragmented, with many smaller regional competitors competing with us primarily on price and local relationships. We believe that the principal competitive factors in our businesses include a combination of technical proficiency, reputation, price, reliability, quality, and experience, and that our competitive position is enhanced by our best-in-class customer experience and value enhancing products and services.
Customers — Our customers are principally major integrated and independent oil and natural gas E&P companies operating in the markets that we serve. During 2022, approximately 47% of segment revenues were derived from our 20 largest segment customers. No single customer accounted for more than 10% of our segment revenues. The segment also generated 57% of its revenues domestically during 2022. In North America, we primarily perform services either under short-term standard contracts or under “master” service agreements. Internationally, some customers issue multi-year contracts, but many are on a well-by-well or project basis. As most agreements with our customers can be terminated upon short notice, our backlog is not significant. We do not derive a significant portion of our revenues from government contracts.
Industrial Blending
Our Industrial Blending segment began operations in 2020 and supported industrial end-markets, including the production of disinfectants and industrial cleaning products. In 2022, we completed the wind down of the Industrial Blending business, and sold the industrial blending and warehouse facility and related equipment located in Conroe, Texas (see Note 2 for additional information).

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
As a global company, the Newpark team supporting our customers spans more than 20 countries, and more than half of our employees reside outside of the United States. Our global footprint provides natural diversity within our organization and serves as a foundation to support an inclusive approach to everything that we do. At December 31, 2022, we employed approximately 1,540 full and part-time personnel, none of which are represented by labor unions. We consider our relations with our employees to be satisfactory and through various company-culture initiatives, strive to reinforce our commitment to our Core Values of safety, integrity, respect, excellence, and accountability. The following charts present the geographic composition of our revenues and workforce.
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
Demand for oil and natural gas is subject to factors beyond our control
Demand for oil and natural gas, and consequently the demand for our products and services, is highly correlated with global economic growth and in particular by the economic growth of countries such as the U.S., India, China, and developing countries in Asia and the Middle East. Weakness in global economic activity, as well as the global energy transition, could reduce demand for oil and natural gas and result in lower oil and natural gas prices. For example, demand for oil and natural gas has been and could continue to be impacted by, among other things, the effects of global health crises, geopolitical issues, supply chain disruptions and inflation. There remains significant uncertainty regarding the long-term impact to global oil demand, which will ultimately depend on various factors and consequences beyond our control. Continued weakness or deterioration of the global economy could further reduce our customers’ spending levels and could reduce our revenues and operating results.
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
Supply of oil and natural gas is subject to factors beyond our control
Supply of oil and natural gas can be affected by the availability of quality drilling prospects, exploration success, and the number and productivity of new wells drilled and completed, as well as the rate of production and resulting depletion of existing wells. Oil and natural gas storage inventory levels are indicators of the relative balance between supply and demand. Supply can also be impacted by the degree to which individual Organization of Petroleum Exporting Countries nations and other large oil and natural gas producing countries are willing and able to control production and exports of hydrocarbons, to decrease or increase supply, and to support their targeted oil price or meet market share objectives. Any of these factors could affect the supply of oil and natural gas and could have a material effect on our results of operations.
Volatility of oil and natural gas prices can adversely affect demand for our products and services
Volatility of oil and natural gas prices can also impact our customers’ activity levels and spending for our products and services. The level of energy prices is important to the cash flow for our customers and their ability to fund exploration and development activities. Expectations about future commodity prices and price volatility are important for determining future spending levels. Our customers also consider the volatility of energy prices and other risk factors by requiring higher returns for individual projects if there is higher perceived risk.
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
Risks Related to Our Ability to Generate Internal Growth
Our ability to generate internal growth may be affected by, among other factors, our ability to:
•attract new customers;
•increase the number of projects performed for existing customers;
•successfully bid for new projects;
•hire and retain qualified personnel;
•obtain necessary levels of equipment; and
•adapt the range of products and services we offer to address our customers’ evolving needs.
In addition, our customers may reduce the number or size of projects available to us due to their inability to obtain capital or in response to economic conditions.
Furthermore, the growth of our Industrial Solutions segment is heavily dependent upon the production of our recyclable composite mat products, which in turn is dependent on the operations and capacity of our manufacturing facilities in Carencro, Louisiana.
Many of the factors affecting our ability to generate internal growth may be beyond our control, and we cannot be certain that our strategies will be successful or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth. If we are unsuccessful, we may not be able to achieve internal growth, expand our operations or grow our business.
Risks Related to Economic and Market Conditions that May Impact Our Customers’ Future Spending
A substantial portion of our operating income, cash flows, and financial returns is generated from construction projects, the awarding of which we do not directly control. The construction industry historically has experienced cyclical fluctuations in financial results due to economic recessions, downturns in business cycles of our customers, material shortages, price increases by subcontractors, interest rate fluctuations and other economic factors beyond our control. When the general level of economic activity deteriorates, our customers may delay, or cancel upgrades, expansions, and/or maintenance and repairs to their systems. Many factors, including the financial condition of the industry, could adversely affect our customers and their willingness to fund capital expenditures in the future.
In addition, economic, regulatory and market conditions affecting our specific end markets may adversely impact the demand for our services, resulting in the delay, reduction or cancellation of certain projects and these conditions may continue to adversely affect us in the future.
Risks Related to Customer Concentration and Reliance on the U.S. E&P Market

In 2022, approximately 38% of our consolidated revenues were derived from our 20 largest customers, although no customer accounted for more than 10% of our consolidated revenues. While we are not dependent on any one customer or group of customers, the loss of one or more of our significant customers could have an adverse effect on our results of operations and cash flows. In addition, approximately 66% of our consolidated revenues in 2022 were derived from our U.S. operations, including approximately $400 million from the exploration and production market.
Over the past several years, the U.S. oil and natural gas market has experienced periods of significant declines which reduced the demand for our services and negatively impacted customer pricing in our U.S. operations. Due in part to these changes, our quarterly and annual operating results have fluctuated significantly and may continue to fluctuate in future periods. Because our business has substantial fixed costs, including significant facility and personnel expenses, downtime or low productivity due to reduced demand could have a material adverse effect on our business, financial condition, and results of operations.
While our continued expansion into a variety of non-E&P markets, the 2022 divestitures of the Excalibar U.S. mineral grinding business and Gulf of Mexico drilling fluids operations, as well as the geographic diversification into select foreign E&P markets, is intended to grow the business and reduce our dependency on the cyclical U.S. oil and natural gas market, these efforts may not be successful or sufficient to offset this volatility.
Risks Related to International Operations
We have significant operations outside of the U.S., including Canada and certain areas of Europe, the Middle East and Africa. In 2022, our international operations generated approximately 34% of consolidated revenues. Substantially all of our cash balance at December 31, 2022 resides within our international subsidiaries. Algeria represented our largest international market outside of North America, with our Algerian operations representing 7% of our consolidated revenues for 2022 and 7% of our total assets at December 31, 2022, including 24% of our total cash balance at December 31, 2022.
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
Risks Related to the Ongoing Conflict Between Russia and Ukraine
Given the nature of our business and our global operations, the current conflict between Russia and Ukraine may adversely affect our business and results of operations. Although we do not have any operations in Russia or Ukraine, the broader consequences of this conflict, which may include sanctions, embargoes, supply chain disruptions, regional instability, and geopolitical shifts, and the extent of the conflict’s effect on our business and results of operations as well as the global economy, cannot be predicted.

The ongoing conflict may also have the effect of heightening many of the other risks specified in our Risk Factors or disclosed in our public filings, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, the volatility of oil and natural gas prices that can adversely affect demand for our products and services; our customers’ activity levels, spending for our products and services, and ability to pay amounts owed us that could be impacted by the ability of our customers to access equity or credit markets; the price and availability of raw materials; the cost and continued availability of borrowed funds; and cybersecurity breaches or business system disruptions.
Risks Related to Operating Hazards Present in the Oil and Natural Gas and Utilities Industries and Substantial Liability Claims, Including Catastrophic Well Incidents
We are exposed to significant health, safety, and environmental risks. Our operations are subject to hazards present in the oil and natural gas industry, such as fires, explosions, blowouts, oil spills, and leaks or spills of hazardous materials (both onshore and offshore), as well as hazards in the electrical utility industry, such as exposure to wildfires, high voltage electrocution, among other risks. These incidents as well as accidents or problems in normal operations can cause personal injury or death and damage to property or the environment. From time to time, customers seek recovery for damage to their equipment or property that occurred during the course of our service obligations. Damage to our customers’ property and any related spills of hazardous materials could be extensive if a major problem occurs.
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
Risks Related to Product Offering and Market Expansion
As a key component of our long-term strategy to diversify our revenue streams generated from both operating segments, we seek to continue to expand our product and service offerings and enter new customer markets with our existing products. As with any market expansion effort, new customer and product markets require additional capital investment and include inherent uncertainties regarding customer expectations, industry-specific regulatory requirements, product performance, and customer-specific risk profiles. In addition, we likely will not have the same level of operational experience with respect to the new customer and product markets as will our competitors. As such, new market entry is subject to a number of risks and uncertainties, which could have an adverse effect on our business, financial condition, or results of operations.
Risks Related to Our Ability to Attract, Retain, and Develop Qualified Leaders, Key Employees, and Skilled Personnel
Our failure to attract, retain, and develop qualified leaders and key employees could have a material adverse effect on our business. In addition, all of our businesses are highly dependent on our ability to attract and retain highly-skilled product specialists, technical sales personnel, and service personnel. The market for qualified employees is extremely competitive. If we cannot attract and retain qualified personnel, our ability to compete effectively and grow our business will be severely limited. Also, a significant increase in wages paid by competing employers could result in a reduction in our skilled labor force or an increase in our operating costs.
We have experienced, and expect to continue to experience, a shortage of labor for certain functions, which has increased our labor costs and negatively impacted our profitability. The extent and duration of the effect of these labor market challenges are subject to numerous factors, including the availability of qualified persons in the markets where we and our contracted service providers operate and unemployment levels within these markets, behavioral changes, prevailing wage rates and other benefits, inflation, adoption of new or revised employment and labor laws and regulations (including increased minimum wage requirements) or government programs, safety levels of our operations, and our reputation within the labor market.
Risks Related to Expanding Our Services in the Utilities Sector, Which May Require Unionized Labor
Although none of our employees are currently represented by labor unions, we may expand our services offered in the utilities sector, the customers of which may require unionized labor. If we, a subsidiary, or a business partner were to have a unionized workforce, we may be subject to strikes or work stoppages, wage and hour regulations, or other regulations associated with a collective bargaining agreement, which could adversely impact our relationships with our customers and cause us to lose business, and could result in an increase in our operating costs.
Risks Related to the Price and Availability of Raw Materials
Our ability to provide products and services to our customers is dependent upon our ability to obtain raw materials necessary to operate our business. Certain of the raw materials essential to our business are sourced globally and require various freight services to transport the materials to our job sites. These services may be impacted by periodic supply chain disruptions and, particularly during times of high demand, may cause delays in the arrival of or otherwise constrain our supply of raw materials. These constraints could have a material adverse effect on our business and consolidated results of operations. In addition, price increases, whether as a result of inflation, geopolitical issues, or otherwise, imposed by our vendors for raw materials used in our business and the inability to pass these increases through to our customers could have a material adverse effect on our business and results of operations.
Our Industrial Solutions business is highly dependent on the availability of high-density polyethylene (“HDPE”), which is the primary raw material used in the manufacture of our recyclable composite mats. The cost of HDPE increased significantly in 2021, and although these costs moderated somewhat in 2022, remain higher than recent years. Our costs can vary based on the energy costs of the producers of HDPE, demand for this material, and the capacity or operations of the plants used to make HDPE. We may not be able to increase our customer pricing to cover the cost increases that we have experienced, which could result in a reduction in future profitability.
In addition, our Fluids Systems business is highly dependent on the availability of barite, which is a naturally occurring mineral that constitutes a significant portion of our fluids systems. In connection with the sale of our U.S.-based mineral grinding business in the fourth quarter of 2022, we entered a four-year barite supply agreement for certain regions of our U.S. drilling fluids business. We also obtain barite and other materials used in the fluids business from various third-party suppliers. The availability and cost of barite ore is dependent on factors beyond our control, including transportation, political priorities, U.S. tariffs, and government-imposed export fees in the exporting countries, as well as the impact of weather and natural disasters. The future supply of barite ore from existing sources may be inadequate to meet the market demand, particularly during periods of increasing world-wide demand, which could ultimately restrict industry activity or our ability to meet our customers’ needs.
Risks Related to Inflation
Increases in the cost of wages, materials, parts, equipment and other operational components has the potential to adversely affect our results of operations, cash flows and financial position by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers for our products and services. In addition, inflation has also resulted in higher interest rates, which could cause an increase in the cost of debt borrowing in the future, as well as supply chain shortages, an increase in the costs of labor, currency fluctuations and other similar effects.
Risks Related to Capital Investments, Business Acquisitions, and Joint Ventures
Our ability to successfully execute our business strategy will depend, among other things, on our ability to make capital investments, complete acquisitions, and enter joint ventures, which provide us with financial benefits. These investments, acquisitions, and joint ventures are subject to a number of risks and uncertainties, including:
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
Any of the factors above could have an adverse effect on our business, financial condition, or results of operations. Additionally, the anticipated benefits of a capital investment, acquisition, or joint venture may not be realized fully or at all, or may take longer to realize than expected.
In addition, we may enter into joint ventures and other similar arrangements where control may be shared with unaffiliated third parties, or where we are not a controlling party. In such instances, we may have limited control over joint venture decisions and actions, which may have an impact on our business. If our joint venture partners fail to satisfactorily perform their joint venture obligations, the joint venture may be unable to adequately perform or deliver its contracted services. Under these circumstances, we may be required to make additional investments or provide additional services to ensure the adequate performance and delivery of the contracted services. These additional obligations could result in reduced profit and may impact our reputation in the industry. We may also be held to be jointly and severally liable for the obligations and liabilities of our joint venture partners.
Risks Related to Market Competition
We face competition and compete vigorously on product performance and/or price. Our competition in the North America Fluids Systems business and U.S. Industrial Solutions business is fragmented. Our competition in the international Fluids Systems business includes larger companies, such as Halliburton, Schlumberger, and Baker Hughes. These larger companies have broad product and service offerings in addition to their drilling and completion fluids, and at times, attempt to compete by offering discounts to customers to use multiple products and services, some of which we do not offer. The smaller regional competitors compete with us mainly on price and local relationships.
In the Industrial Solutions business, many competitors provide various forms of worksite access products and services. More recently, several competitors have begun marketing composite products to compete with our DURA-BASE matting system. While we believe the design and manufacturing quality of our products provide a differentiated value to our customers, many of our competitors seek to compete on pricing. In addition, certain patents related to our DURA-BASE matting system have expired, and competitors may begin offering mats that include features described in those patents. We have filed additional patent applications on improvements to the structure of, features of, and uses of the DURA-BASE matting system, but there is no assurance that our competitors will not be able to offer products that are similar to these improvements, features, or uses of the DURA-BASE matting system.
In addition, certain customer contracts are awarded through a competitive bidding process. The strong competition in our markets requires maintaining skilled personnel and investing in technology, and also puts pressure on profit margins. We do not obtain contracts from all of our bids and our inability to win bids at acceptable profit margins would adversely affect our business and results of operations.
Risks Related to Technological Developments and Intellectual Property
The market for our products and services requires technological developments that generate improvements in product performance or service delivery. If we are not successful in continuing to develop new products, enhancements, or improved service delivery that are accepted in the marketplace or that comply with industry standards, we could lose market share to competitors, which could have a material adverse effect on our results of operations and financial condition.
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
Risks Related to Severe Weather, Natural Disasters, and Seasonality
We have significant operations located in market areas around the world that are negatively impacted by severe adverse weather events or natural disasters, particularly the U.S. A potential result of climate change is more frequent or more severe weather events or natural disasters. To the extent such weather events or natural disasters become more frequent or severe, disruptions to our business and costs to repair damaged facilities could increase.
These severe weather events or natural disasters, such as excessive rains, hurricanes, fires, or droughts, could disrupt our operations and result in damage to our properties, including the manufacturing facilities and technology center for our Industrial Solutions business located in Carencro, Louisiana, or our leased fluids industrial space in Fourchon, Louisiana. Additionally, there are market areas around the world in which our operations are subject to seasonality such as Canada where the Spring “break-up” (an industry term used to describe the time of year when the frost comes out of the ground causing the earth to become soft and muddy and strict weight restrictions are implemented by the government to prevent potholes forming on roads) results in a significant slowdown in the oil and natural gas industry and our fluids business each year.
Severe weather, natural disasters, and seasonality could adversely affect our or our customers’ financial condition, results of operations and cash flows.
Risks Related to Public Health Crises, Epidemics, and Pandemics
The effects of public health crises, epidemics, and pandemics, such as the COVID-19 pandemic have resulted and may in the future result in a significant and swift reduction in U.S. and international economic activity, including adversely affecting the demand for and price of oil and natural gas, as well as the demand for our products and services. In response to reduced demand for our products and services, we would take (and have in the past taken) actions aimed at protecting our liquidity and reshaping the business for the new market realities, including reducing our workforce and cost structure. However, our business contains high levels of fixed costs, including significant facility and personnel expenses, which limits the effectiveness of such actions. The extent to which our operating and financial results are affected by a public health crisis, epidemic or pandemic will depend on various factors beyond our control, such as the duration and scope of such event, including any resurgences and the emergence and spread of a subject pathogen; actions taken by businesses and governments in response to such event; and the speed and effectiveness of responses to combat the subject pathogen, including the availability and public acceptance of effective treatments or vaccines, and how quickly and to what extent normal economic activity can resume, all of which are highly uncertain and cannot be predicted. Any such public health crisis, epidemic or pandemic could also materially and adversely impact our operating and financial results in a manner that is not currently known to us or that we do not currently consider as presenting material risks to our operations.
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
We primarily fund our ongoing operational needs through a $175 million asset-based revolving credit agreement (the “Amended ABL Facility”). The Amended ABL Facility terminates in May 2027. Borrowing availability under the Amended ABL Facility is calculated based on eligible U.S. accounts receivable, inventory and composite mats included in the rental fleet, net of reserves and subject to limits on certain of the assets included in the borrowing base calculation. To the extent pledged by the borrowers, the borrowing base calculation also includes the amount of eligible pledged cash. The administrative agent may establish reserves in accordance with the Amended ABL Facility, in part based on appraisals of the asset base, and other limits in its discretion, which could reduce the amounts otherwise available under the Amended ABL Facility.
The Amended ABL Facility is a senior secured obligation of the Company and certain of our U.S. subsidiaries constituting borrowers thereunder, secured by a first priority lien on substantially all of the personal property and certain real property of the borrowers, including a first priority lien on certain equity interests of direct or indirect domestic subsidiaries of the borrowers and certain equity interests issued by certain foreign subsidiaries of the borrowers. The Amended ABL Facility contains certain financial covenants, customary representations, warranties and covenants that, among other things, and subject to certain specified circumstances and exceptions, restrict or limit the ability of the borrowers and certain of their subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, pay dividends or distributions with respect to capital stock and make other restricted payments, make prepayments on certain indebtedness, engage in mergers or other fundamental changes, dispose of property, and change the nature of their business.
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
Many of the markets for our products and services are dependent on the continued exploration for and production of fossil fuels (predominantly oil and natural gas). In recent years, the topic of climate change has received increased attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide attributed to the use of fossil fuels, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The Environmental Protection Agency (the “EPA”) and other domestic and foreign regulatory agencies have adopted regulations that potentially limit greenhouse gas emissions and impose reporting obligations on large greenhouse gas emission sources. In addition, the EPA has adopted rules that could require the reduction of certain air emissions during exploration and production of oil and natural gas. President Biden’s administration officially reentered the U.S. into the Paris Agreement in February 2021 and committed the U.S. to reducing its greenhouse gas emissions by 50-52%

from 2005 levels by 2030. In November 2021, the U.S. and other countries entered into the Glasgow Climate Pact, which includes a range of measures designed to address climate change, including but not limited to the phase-out of fossil fuel subsidies, reducing methane emissions 30% by 2030, and cooperating toward the advancement of the development of clean energy. In August 2022, President Biden also signed into law the Inflation Reduction Act, which contains tax inducements and other provisions that incentivize investment, development, and deployment of alternative energy sources and technologies, which could increase operating costs within the oil and gas industry and accelerate the transition away from fossil fuels. To the extent that laws and regulations enacted as part of climate change legislation increase the costs of drilling for or producing such fossil fuels, limit or restrict oil and natural gas exploration and production, or reduce the demand for fossil fuels, such legislation could have a material adverse effect on our operations and profitability.
The continued expansion of revenues in industrial markets, and particularly end-markets that are likely to benefit from ongoing energy transition efforts around the world, such as power transmission, renewable energy, and geothermal, remains a strategic priority going forward, and we anticipate that our capital investments will primarily focus on supporting this objective. However, it is unclear whether these initiatives, when implemented, will create sufficient incentives for projects or result in increased demand for our services.
There have also been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds, promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations, and ability to access capital. Furthermore, members of the investment community are increasing their focus on Environmental, Social, and Governance (“ESG”) practices and disclosures by public companies, and regulations have been proposed that may subject us to enhanced climate change reporting obligations. As a result, we may continue to face increasing pressure regarding our ESG disclosures and practices. If our ESG disclosures and practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, it could have a material adverse effect on our business or demand for our services.
In addition, hydraulic fracturing is a common practice used by E&P operators to stimulate production of hydrocarbons, particularly from shale oil and natural gas formations in the U.S. The process of hydraulic fracturing, which involves the injection of sand (or other forms of proppants) laden fluids into oil and natural gas bearing zones, has come under increased scrutiny from a variety of regulatory agencies, including the EPA and various state authorities. Several states have adopted regulations requiring operators to identify the chemicals used in fracturing operations, others have adopted moratoriums on the use of fracturing, and the State of New York has banned the practice altogether. In addition, concerns have been raised about whether injection of waste associated with hydraulic fracturing operations, or from the fracturing operations themselves, may cause or increase the impact of earthquakes. Although we do not provide hydraulic fracturing services, we offer stimulation chemicals used in the hydraulic fracturing process. Regulations which have the effect of prohibiting, limiting the use, or significantly increasing the costs of hydraulic fracturing could have a material adverse effect on both the drilling and stimulation activity levels of our customers, and, therefore, the demand for our products and services.
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
Risks Related to Income Taxes
Our future effective tax rates could be adversely affected by changes in tax laws, both domestically and internationally, or the interpretation or application thereof. From time to time, U.S. and foreign tax authorities, including state and local governments consider legislation that could increase our effective tax rate. For example, the 2017 U.S. Tax Cuts and Jobs Act enacted legislation that requires certain research and development expenditures to be capitalized and amortized over five years, rather than being deducted as incurred. Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are subject to potential evolution. For example, the Organization for Economic Co-operation and Development (“OECD”), a global coalition of member countries, proposed a two-pillar plan to reform international taxation. The proposals aim to ensure a fairer distribution of profits among countries and to impose a floor on tax competition through the introduction of a global minimum tax. While the European Union agreed in December 2022 to implement the global minimum tax on larger companies in 2024, and other countries are actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals, we cannot determine whether, or in what form, such legislation will be implemented or ultimately be enacted or what the impact of any such legislation could have on our profitability. If such changes to tax laws are enacted, our profitability could be negatively impacted.
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
Risks Related to our Strategic Actions
We regularly review our global portfolio of business activities. These reviews focus on evaluating changes in the outlook for our served markets and customer priorities, while identifying opportunities for value-creating options in our portfolio, and placing investment emphasis in markets where we generate strong returns and where we see greater long-term viability and stability. As part of this review, we completed certain actions in 2022, including the sale of our Excalibar U.S. mineral grinding business, the exit of our Industrial Blending operations, and the exit of our Gulf of Mexico fluids operations. For a discussion of the risks associated with these actions, see “Risks Related to our Divestitures” below.
While we have taken meaningful actions to reduce our cost structure, our business contains high levels of fixed costs, including significant facility and personnel expense. We continue to evaluate other under-performing areas of our business, including certain international oil and natural gas markets, and anticipate additional actions may be necessary to optimize our operational footprint and invested capital in the Fluids Systems segment to transform this business for the evolving market conditions and outlook.
If we are unable to successfully execute our strategic actions or achieve some or all of the expected benefits of such actions, we may not achieve the financial or operational results anticipated and it could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Risks Related to our Divestitures
We completed several transactions in the fourth quarter of 2022 to exit certain businesses and dispose of the related assets, including our Excalibar U.S. mineral grinding business, Conroe, Texas industrial blending facility, and Fluids Systems Gulf of Mexico operations.
These divestitures could impact us in several ways, including (i) impacting relationships with our customers and vendors, (ii) restricting our operations due to certain specified terms of the agreements, and (iii) diminishing our ability to retain or attract employees due to concerns over future job security or responsibilities.
As a result of the divestitures, we may incur or experience (i) greater costs or realize fewer benefits than anticipated under the agreements, (ii) operational or commercial difficulties segregating the divested assets from our retained assets, (iii) disputes with the purchasers regarding the nature and sufficiency of the transition services we provide or the terms and conditions of our commercial agreements with the purchasers, (iv) higher vendor costs due to reduced economies of scale or other similar dis-synergies, or (v) losses or increased inefficiencies from stranded or underutilized assets. Any of these risks could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
In addition, these divestitures could reduce our future cash flows. If our remaining businesses fail to perform as expected, the divestitures could exacerbate certain of the other risks specified in this Annual Report on Form 10-K.
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
Risks Related to Share Repurchases

The amount and timing of all future purchases of shares of our common stock pursuant to our securities repurchase program, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition and other factors. Our Board of Directors may, without advance notice, suspend or terminate our repurchase program. There can be no assurance that we will make repurchases of shares of our common stock in the future. Share repurchases under our repurchase program could diminish our available liquidity, which may impact our ability to finance future growth and to pursue possible future strategic growth projects. In addition, any elimination of, or downward revision in, our repurchase program could have an adverse effect on the market price of our common stock.
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
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
We lease office space to support our operating segments, as well as our corporate offices. We also own a facility containing approximately 103,000 square feet of office space (approximately 20,000 square feet of which is currently being leased to third parties) on approximately 11 acres of land in Katy, Texas, which houses our division headquarters and general and administrative support personnel for both operating segments, the laboratory and technology center for the Fluids Systems segment, as well as administrative offices for two third-party lessees.
Fluids Systems.  We own or lease various facilities and warehouses throughout the world to support our operations. Some of these warehouses include blending facilities. We also lease approximately nine acres of industrial space in Fourchon, Louisiana which houses a drilling fluids shorebase and blending facility for the deepwater Gulf of Mexico market. During the fourth quarter of 2022, we entered a seven-year sublease of this property as we exited our Gulf of Mexico fluids operations.
Industrial Solutions.  We own a facility containing approximately 93,000 square feet of industrial and office space on approximately 34 acres of land in Carencro, Louisiana, which houses our manufacturing facilities and technology center for this segment. We also own or lease various facilities and warehouses throughout the U.S., as well as facilities in the United Kingdom, to support our field operations.
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
As of February 1, 2023, we had 1,153 stockholders of record as determined by our transfer agent.
We have not paid any dividends during the three most recent fiscal years or any subsequent interim period, and we do not intend to pay any cash dividends in the foreseeable future. In addition, our Amended ABL Facility contains covenants which limit the payment of dividends on our common stock. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Asset-Based Loan Facility.”
Stock Performance Graph
The following graph reflects a comparison of the cumulative total stockholder return of our common stock from January 1, 2018 through December 31, 2022, with the New York Stock Exchange Market Value Index, a broad equity market index, and the Philadelphia Oil Service Sector Index. The graph assumes the investment of $100 on January 1, 2018 in our common stock and each index and the reinvestment of all dividends, if any. This information shall be deemed furnished but not filed in this Form 10-K, and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference.

180
160
140
120
100
80
60
40
20
0
1/1/2018
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Newpark Resources, Inc.
NYSE Composite Index
Philadelphia Oil Service Sector Index

NOTE: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2023.

Issuer Purchases of Equity Securities
The following table details our repurchases of shares of our common stock for the three months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs ($ in Millions)
October 2022	—	$—	—	$23.8
November 2022	1,632,078	$3.96	1,630,861	$17.3
December 2022	2,807,024	$3.94	2,807,024	$6.2
Total	4,439,102		4,437,885

During the three months ended December 31, 2022, we purchased an aggregate of 1,217 shares surrendered in lieu of taxes under vesting of restricted stock awards. During 2022, we purchased an aggregate of 592,273 shares surrendered in lieu of taxes under vesting of restricted stock awards. These shares were not acquired pursuant to our securities repurchase program. All of the shares purchased are held as treasury stock.
Our Board of Directors authorized a $100.0 million securities repurchase program in November 2018, available for repurchases of any combination of our common stock and our unsecured convertible senior notes, which matured in December 2021. During the three months and year ended December 31, 2022, we repurchased 4,437,885 shares of our common stock under our repurchase program for a total cost of $17.5 million, leaving $6.2 million remaining under the program as of December 31, 2022. In February 2023, our Board of Directors approved certain changes to this program and increased the authorization to $50.0 million.
Our repurchase program remains available to purchase outstanding shares of our common stock in the open market or as otherwise determined by management, subject to certain limitations under the Amended ABL Facility and other factors. The repurchase program has no specific term. Repurchases are expected to be funded from borrowings under our Amended ABL Facility, operating cash flows, and available cash on hand. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934.
ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition, results of operations, liquidity, and capital resources should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 “Financial Statements and Supplementary Data.”
Overview
We are a geographically diversified supplier providing environmentally-sensitive products, as well as rentals and services to customers across multiple industries. We currently operate our business through two reportable segments: Industrial Solutions and Fluids Systems, as described further below. In addition, we had a third reportable segment, Industrial Blending, which was exited in 2022. Prior to 2022, we aggregated our now exited Industrial Blending business and reported it within Industrial Solutions. We have reflected these three reportable segments for all periods presented in this Annual Report on Form 10-K.
While the Fluids Systems segment has historically been the primary driver of revenues, the Industrial Solutions segment has for several years been the primary driver of operating income, cash flows, and financial returns. The relative contribution of revenues and operating income (loss) for the Industrial Solutions and Fluids Systems segments for 2022 is as follows (amounts in millions):

* Fluids Systems segment operating loss for 2022 includes $29.4 million of total non-cash impairment charges.
Industrial Solutions – Our Industrial Solutions segment, which generated 24% of consolidated revenues and $43.9 million of operating income for 2022, provides temporary worksite access solutions, including the rental of our recyclable composite matting systems, along with related site construction and services to customers in various markets including power transmission, oil and natural gas exploration and production (“E&P”), pipeline, renewable energy, petrochemical, construction and other industries, primarily in the United States and Europe. We also manufacture and sell our recyclable composite mats to customers around the world, with power transmission being the primary end-market.
Our Industrial Solutions segment has been the primary source of operating income and cash generation for us in recent years, as illustrated above, and has also been the primary focus for growth investments, reflecting approximately 83% of our 2022 capital expenditures. The growth of this business in the power transmission and other industrial markets remains a strategic priority for us due to such markets’ relative stability compared to E&P, as well as the magnitude of the market growth opportunity, including the potential positive impact from the energy transition and future legislation and regulations related to greenhouse gas emissions and climate change. We expect customer activity, particularly in the power transmission sector, will remain robust in the coming years, driven in part by the impacts of the energy transition and the increasing investment in grid reliance initiatives.
Fluids Systems – Our Fluids Systems segment, which generated 76% of consolidated revenues and incurred a $15.6 million operating loss for 2022 (including $29.4 million of total non-cash impairment charges), provides drilling, completion, and stimulation fluids products and related technical services to customers for oil, natural gas, and geothermal projects primarily in North America and Europe, the Middle East and Africa (“EMEA”), as well as certain countries in Asia Pacific and Latin America. Our Fluids Systems operating results remain dependent on oil and natural gas drilling activity levels in the markets we serve and the nature of the drilling operations, which governs the revenue potential of each well. Drilling activity levels depend on a variety of factors, including oil and natural gas commodity pricing, inventory levels, product demand, and regulatory restrictions.

Rig count data remains the most widely accepted indicator of drilling activity. Average North American rig count data for the last three years is as follows:

	Year Ended December 31,			2022 vs 2021		2021 vs 2020
	2022	2021	2020	Count	%	Count	%
U.S. Rig Count	723	475	433	248	52%	42	10%
Canada Rig Count	175	131	89	44	34%	42	47%
North America Rig Count	898	606	522	292	48%	84	16%
_______________________________________________________
Source: Baker Hughes Company
Oil and natural gas prices and activity are cyclical and volatile, and this market volatility has a significant impact on our operating results. During March 2020, oil prices collapsed due to geopolitical events along with the worldwide effects of the COVID-19 pandemic. As a result, U.S. rig count declined significantly beginning in March 2020 before reaching a low of 244 in August 2020. During 2021, oil prices rebounded, and the average U.S. rig count gradually increased, ending 2021 at 586 rigs. During 2022, oil prices significantly increased due in part to geopolitical events, and the average U.S. rig count continued to increase, ending 2022 at 779 rigs. We anticipate that market activity in the U.S. will remain fairly stable in the near-term, but remain well below 2019 levels as many of our customers maintain stronger capital discipline and prioritize cash flow generation over growth. Further, in the wake of the COVID-19 pandemic, an uncertain economic environment, including widespread supply chain disruptions, as well as enacted and proposed legislative changes in the U.S. impacting the oil and natural gas industry, make market activity levels difficult to predict.
Outside of North America land markets, drilling activity is generally more stable as this drilling activity is based on longer-term economic projections and multi-year drilling programs, which typically reduces the impact of short-term changes in commodity prices on overall drilling activity. However, operations in several countries in the EMEA region experienced activity disruptions and project delays beginning in early 2020 and continuing through 2021, driven by government-imposed restrictions on movements of personnel, quarantines of staffing, and logistical limitations as a result of the COVID-19 pandemic. Revenues and profitability from our international Fluids Systems business gradually recovered in 2021 and 2022, with revenues for 2022 exceeding 2019 levels. The combination of increasing activity levels combined with the impacts of global supply chain disruptions have caused significant cost inflation to many hydrocarbon-based products and chemicals used in our fluids systems. While we have and continue to work with customers to mitigate the inflationary impact, in some cases, we are unable to adjust, or there may be delays in being able to adjust, our customer pricing on certain international contracts due to the long-term contracts in place. Consequently, the inflationary impacts negatively impacted the profitability of our international operations in 2022. Although we expect this situation to improve in the near-term, the impact of cost inflation is very difficult to predict.
Looking ahead, the combination of recent geopolitical events and elevated oil and natural gas prices are causing several markets to increase drilling activity levels, to help ensure reliable energy supply in the coming years, while reducing their dependency on Russia-sourced oil and natural gas. Consequently, the outlook for several markets within the EMEA region continues to strengthen, with growth in activity expected over the next few years.
Industrial Blending – Our Industrial Blending segment began operations in 2020 and supported industrial end-markets, including the production of disinfectants and industrial cleaning products. In the first quarter of 2022, we completed the wind down of the Industrial Blending business, and in November 2022 we completed the sale of the industrial blending and warehouse facility and related equipment located in Conroe, Texas. Our Industrial Blending segment generated no revenue and incurred an $8.0 million operating loss for 2022, which includes a $7.9 million non-cash impairment charge partially offset by a $2.6 million gain on the eventual sale of the related assets.

2020-2022 Market Events and Strategic Actions
Following the 2020 market collapse and reduced demand for our products and services as a result of the decline in oil prices and the COVID-19 pandemic, we took a number of actions aimed at conserving cash and protecting our liquidity, which included the implementation of cost reduction programs, including workforce reductions, employee furloughs, the suspension of the Company’s matching contributions to its U.S. defined contribution plan, and temporary salary reductions effective April 1, 2020 for a significant portion of U.S. employees, including salaries paid to executive officers and the annual cash retainers paid to all non-employee members of the Board of Directors. We restored compensation and matching contributions for our U.S. defined contribution plan during the second and third quarters of 2021.
In 2022, we recognized $29.4 million of non-cash impairment charges in the Fluids Systems segment related to the long-lived assets and inventory associated with the exit of our Gulf of Mexico operations, as described further below. In 2021, we recognized $5.5 million of total charges in the Fluids Systems segment, primarily related to self-insured costs associated with Hurricane Ida damage to our Fourchon, Louisiana Fluids Systems operating base, facility exit, and severance costs. In 2020, we recognized total charges of $28.6 million in the Fluids Systems segment consisting of $11.7 million for the recognition of cumulative foreign currency translation losses related to our exit from Brazil, $10.3 million for inventory write-downs, $3.5 million for severance and other costs, and $3.0 million in fixed asset impairments.
Additionally, throughout the oil and natural gas cycle of the last couple of years, we continuously reviewed our portfolio. These reviews have focused on evaluating changes in the outlook for our served markets and customer priorities, while identifying opportunities for value-creating options in our portfolio, placing investment emphasis in markets where we generate strong returns and where we see greater long-term viability and stability. As part of this review, our Board of Directors approved the following actions in 2022.
Exit of Industrial Blending Segment and Sale of Conroe, Texas Blending Facility
In the first quarter of 2022, in consideration of broader strategic priorities and the timeline and efforts required to further develop the industrial blending business, we exited our Industrial Blending operations. In November 2022, we completed the sale of the industrial blending and warehouse facility and related equipment located in Conroe, Texas to a global chemical provider, and received cash proceeds of approximately $14 million. In connection with this divestiture, we recognized a $7.9 million impairment charge related to these long-lived assets in the second quarter of 2022, and subsequently recognized a gain of $2.6 million upon the eventual sale in the fourth quarter of 2022.
Sale of Excalibar U.S. Mineral Grinding Business
In the second quarter of 2022, we initiated a formal sale process for our Excalibar U.S. mineral grinding business (“Excalibar”), which is reported within our Fluids Systems segment. On November 30, 2022, we completed the sale of substantially all the long-lived assets, inventory, and operations of Excalibar to Cimbar Resources, INC. (“Cimbar”), received cash proceeds (after purchase price adjustments) of approximately $51 million, and recognized a gain of $1.0 million. The Company retained certain assets and liabilities, including accounts receivable and accounts payable. Such working capital provided approximately $10 million of cash generation in the fourth quarter of 2022 and is expected to provide approximately $5 million of additional cash generation in early 2023. In connection with the sale, the Company and Cimbar have entered into a long-term barite supply agreement for certain regions of our U.S. drilling fluids business, with an initial term of four years following the closing of the transaction.
Exit of Gulf of Mexico Operations
In the third quarter of 2022, our Board of Directors approved management’s plan to exit our Fluids Systems Gulf of Mexico operations, including the potential sale of related assets. In December 2022, we completed the sale of substantially all assets associated with our Gulf of Mexico completion fluids operations. Separately, we entered into a seven-year arrangement to sublease our Fourchon, LA drilling fluids shorebase and blending facility to a leading global energy services provider. As part of this arrangement, substantially all of our Gulf of Mexico drilling fluids inventory will be sold as consumed by the lessee or no later than nine months from the closing of the transaction. The sale of the completion fluids operations provided approximately $6 million of cash generation in the fourth quarter of 2022, and the exit of the drilling fluids operations is expected to provide approximately $25 million of additional cash generation, primarily in early 2023.
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

Total impairments and other charges consisted of the following:

Year Ended December 31,
(In thousands)	2022
Industrial Blending - Long-lived assets impairment	$7,905
Gulf of Mexico - Long-lived assets impairment	21,461
Gulf of Mexico - Inventory write-downs	7,956
Total impairments and other charges	$37,322
Summarized operating results of the business units exited in 2022 (including impairments and other charges described above) are shown in the following table:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Revenues
Industrial Blending	$—	$8,821	$7,548
Excalibar	55,990	36,396	28,214
Gulf of Mexico	26,708	25,366	46,524

Operating income (loss)
Industrial Blending	(8,002)	(2,384)	429
Excalibar	3,665	(277)	(1,999)
Gulf of Mexico	(43,215)	(6,753)	(3,450)
Summarized net assets of the business units exited in 2022 are shown in the following table:

(In thousands)	December 31, 2022	December 31, 2021
Receivables, net	$27,798	$12,140
Inventories	5,805	42,421
Property, plant and equipment, net	4,508	74,318
Accounts payable	(2,060)	(5,136)
Accrued liabilities	(311)	(1,976)
Total net assets	$35,740	$121,767
As described above, the change in net assets related to these divested business units includes the impact of the $37.3 million of impairments and other charges, the impact from the divestiture transactions, as well as the wind-down of retained working capital. The net assets remaining as of December 31, 2022 include the remaining Gulf of Mexico net assets and retained working capital from the Excalibar sale. As noted above, we expect to generate approximately $31 million of cash primarily in the first half of 2023 from the realization of the remaining working capital related to these divestitures.
We continue to evaluate other under-performing areas of our business, including certain international oil and natural gas markets, and anticipate additional actions may be necessary to optimize our operational footprint and invested capital in the Fluids Systems segment to transform this business for the evolving market conditions and outlook. As a result, we may incur future charges related to these efforts or potential asset impairments, which may negatively impact our future results.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Consolidated Results of Operations
Summarized results of operations for 2022 compared to 2021 are as follows:

	Year Ended December 31,		2022 vs 2021
(In thousands)	2022	2021	$	%
Revenues	$815,594	$614,781	$200,813	33%
Cost of revenues	694,058	529,552	164,506	31%
Selling, general and administrative expenses	97,618	94,445	3,173	3%
Other operating income, net	(4,370)	(391)	(3,979)	NM
Impairments and other charges	37,322	—	37,322	NM
Operating loss	(9,034)	(8,825)	(209)	(2)%

Foreign currency exchange (gain) loss	389	(397)	786	NM
Interest expense, net	7,040	8,805	(1,765)	(20)%
Loss on extinguishment of debt	—	1,000	(1,000)	NM
Loss before income taxes	(16,463)	(18,233)	1,770	10%

Provision for income taxes	4,371	7,293	(2,922)	NM
Net loss	$(20,834)	$(25,526)	$4,692	18%
Revenues
Revenues increased 33% to $815.6 million for 2022, compared to $614.8 million for 2021. This $200.8 million increase includes a $146.2 million (32%) increase in revenues in North America, comprised of a $141.2 million increase in the Fluids Systems segment and a $13.7 million increase in the Industrial Solutions segment, partially offset by a $8.8 million decrease in the Industrial Blending segment, which we exited in 2022. Revenues from our North America operations increased primarily due to the improvement in North America rig count, which favorably impacted our Fluids Systems segment, and an increase in rental and service revenues in our Industrial Solutions segment. Revenues from our international operations increased by $54.7 million (33%), as the prior year was unfavorably impacted by activity disruptions and project delays resulting from the COVID-19 pandemic, partially offset by a $20.8 million decrease in revenues from currency exchange rate changes resulting from the strengthening U.S. dollar. Consolidated revenues included $82.7 million of revenues from divested business units for 2022, compared to $70.6 million for 2021. Additional information regarding the change in revenues is provided within the Operating Segment Results below.
Cost of revenues
Cost of revenues increased 31% to $694.1 million for 2022, compared to $529.6 million for 2021. This $164.5 million increase was primarily driven by the 33% increase in revenues described above. Consolidated cost of revenues included $90.7 million of cost of revenues from divested business units for 2022, compared to $73.1 million for 2021.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $3.2 million to $97.6 million for 2022, compared to $94.4 million for 2021. This increase was primarily driven by higher personnel expense, as well as higher legal and professional expenses. Selling, general and administrative expenses as a percentage of revenues was 12.0% for 2022 compared to 15.4% for 2021. Consolidated selling, general and administrative expenses included $1.8 million of costs related to divested business units for 2022, compared to $2.1 million for 2021.

Other operating income, net
Other operating income, net for 2022 includes $3.6 million of total gains on divestitures, including $2.6 million in the Industrial Blending segment for the sale of the Conroe, Texas blending facility and $1.0 million in the Fluids Systems segment for the Excalibar sale. See Note 2 for additional details. Other operating income, net for 2021 included gains associated with sales of assets, along with insurance and a legal settlement in the Industrial Solutions segment, largely offset by a $2.6 million charge associated with Hurricane Ida in August 2021 that caused damage to our Fourchon, Louisiana Fluids Systems operating base.
Impairments and other charges
As described above, 2022 includes $29.4 million of total non-cash impairment charges related to the long-lived assets and inventory associated with the exit of our Fluids Systems Gulf of Mexico operations, as well as a $7.9 million non-cash impairment charge related to the exit of our Industrial Blending operations.
Foreign currency exchange
Foreign currency exchange was a $0.4 million loss for 2022 compared to a $0.4 million gain for 2021 and primarily reflects the impact of currency translation for assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.
Interest expense, net
Interest expense was $7.0 million for 2022 compared to $8.8 million for 2021. Interest expense for 2022 and 2021 includes $0.9 million and $3.7 million, respectively, in non-cash amortization of original issue discount and debt issuance costs. The decrease in interest expense is primarily due to the 2021 repayment of our Convertible Notes using borrowings under the ABL Facility, partially offset by the increase in benchmark borrowing rates as well as an increase in average debt outstanding during 2022, in support of the higher working capital associated with the 33% revenue growth.
Loss on extinguishment of debt
In 2021, we repurchased $28.3 million, respectively, of our Convertible Notes in the open market for $28.1 million. The $1.0 million loss for 2021 reflects the difference in the amount paid and the net carrying value of the extinguished debt, including original issue discount and debt issuance costs.
Provision for income taxes
The provision for income taxes was $4.4 million for 2022, which includes an income tax benefit of $3.1 million related to the restructuring of certain subsidiary legal entities within Europe, as the undistributed earnings for an international subsidiary are no longer subject to certain taxes upon future distribution. The provision for income taxes in 2022 was unfavorably impacted as we are unable to recognize a tax benefit related to the $37.3 million in total impairment charges. The provision for income taxes was $7.3 million for 2021 despite reporting a pretax loss for the period. In both years, income tax expense primarily reflects earnings from our international operations since we are unable to recognize the tax benefit from our U.S. losses as they may not be realized.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Year Ended December 31,		2022 vs 2021
(In thousands)	2022	2021	$	%
Revenues
Fluids Systems	$622,601	$420,789	$201,812	48%
Industrial Solutions	192,993	185,171	7,822	4%
Industrial Blending	—	8,821	(8,821)	(100)%
Total revenues	$815,594	$614,781	$200,813	33%

Operating income (loss)
Fluids Systems	$(15,566)	$(19,012)	$3,446
Industrial Solutions	43,899	42,117	1,782
Industrial Blending	(8,002)	(2,384)	(5,618)
Corporate office	(29,365)	(29,546)	181
Total operating loss	$(9,034)	$(8,825)	$(209)

Segment operating margin
Fluids Systems	(2.5)%	(4.5)%
Industrial Solutions	22.7%	22.7%
Industrial Blending	NM	(27.0)%
Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	Year Ended December 31,		2022 vs 2021
(In thousands)	2022	2021	$	%
United States	$355,435	$227,261	$128,174	56%
Canada	61,069	48,007	13,062	27%
Total North America	416,504	275,268	141,236	51%

EMEA	185,298	132,221	53,077	40%
Other	20,799	13,300	7,499	56%
Total International	206,097	145,521	60,576	42%

Total Fluids Systems revenues	$622,601	$420,789	$201,812	48%
North America revenues increased 51% to $416.5 million for 2022, compared to $275.3 million for 2021. The increase includes a $126.7 million increase from U.S. land markets driven primarily by the 52% increase in U.S. rig count, partially offset by lower market share, while offshore Gulf of Mexico increased $1.3 million. In addition, Canada revenues increased $13.1 million driven primarily by the 34% increase in Canada rig count. For 2022, U.S. revenues included $328.4 million from land markets, including $56.0 million from the Excalibar business, and $26.7 million from offshore Gulf of Mexico. For 2021, U.S. revenues included $201.9 million from land markets, including $36.4 million from the Excalibar business, and $25.4 million from offshore Gulf of Mexico.
Internationally, revenues increased 42% to $206.1 million for 2022, compared to $145.5 million for 2021. The increase was primarily driven by higher activity in Europe, Africa, and the Asia Pacific region following a significant impact in 2021 from the COVID-19 pandemic, as described above, partially offset by a $19.3 million decrease in revenues from currency exchange rate changes.

Operating loss
The Fluids Systems segment incurred an operating loss of $15.6 million for 2022, which includes $29.4 million of total non-cash impairment charges, compared to a $19.0 million operating loss incurred in 2021. The Fluids Systems segment operating loss for 2022 includes $1.4 million of charges primarily related to facility exit and severance costs, and the operating loss for 2021 included $5.5 million of charges primarily related to self-insured costs associated with Hurricane Ida damage to our Fourchon, Louisiana Fluids Systems operating base, facility exit, and severance costs. The change in operating loss includes a $33.3 million improvement from North America land markets (reflecting an incremental margin of 24%) along with a $6.9 million improvement from international operations (reflecting an incremental margin of 11%), driven primarily by the revenue improvement described above, partially offset by a $36.5 million decline for the Gulf of Mexico (including impairments). The international operating results reflect the impact of inflationary cost pressures from certain international contracts in which customer pricing is fixed.
Industrial Solutions
Revenues
Total revenues for this segment consisted of the following:

	Year Ended December 31,		2022 vs 2021
(In thousands)	2022	2021	$	%
Product sales revenues	$58,692	$66,796	$(8,104)	(12)%
Rental and service revenues	134,301	118,375	15,926	13%
Total Industrial Solutions revenues	$192,993	$185,171	$7,822	4%
Revenues from product sales decreased by $8.1 million from 2021, as 2021 was favorably impacted by pent-up customer demand following the delays in purchases and project execution associated with the COVID-19 pandemic. Rental and service revenues increased by 13% from 2021, as continued market penetration of the power transmission sector in the U.S. was partially offset by lower activity in the U.K.
Operating income
The Industrial Solutions segment generated operating income of $43.9 million for 2022 compared to $42.1 million for 2021. The 2021 operating results included a $1.0 million gain associated with a legal settlement. The remaining $2.8 million increase is primarily attributable to the growth in revenues described above, partially offset by the effects of lower average pricing associated with large scale rental projects.
Industrial Blending
We completed the wind down of the Industrial Blending business and the sale of the associated warehouse facility and related equipment in 2022, as described above. The operating loss for 2022 includes a $7.9 million non-cash charge for the impairment of the long-lived assets as well as exit and other costs related to the process to sell these assets, partially offset by a $2.6 million gain subsequently recognized upon the eventual sale in the fourth quarter of 2022.
Corporate Office
Corporate office expenses decreased slightly to $29.4 million for 2022, compared to $29.5 million for 2021. This decrease was primarily driven by lower stock-based compensation expense partially offset by higher performance-based incentives and personnel expense.

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
Revenues
Revenues increased 25% to $614.8 million for 2021, compared to $492.6 million for 2020. This $122.2 million increase includes a $97.9 million (28%) increase in revenues in North America, comprised of a $48.5 million increase in the Fluids Systems segment and a $48.2 million increase in the Industrial Solutions segment. Revenues from our North America operations increased primarily due to the significant growth in power transmission and other industrial markets, which impacts our Industrial Solutions segment, as well as the improvement in North America rig count, which favorably impacted our Fluids Systems segment. Revenues from our international operations increased by $24.3 million (17%) but continued to be unfavorably impacted by activity disruptions and project delays resulting from the COVID-19 pandemic. Consolidated revenues included $70.6 million of revenues from divested business units for 2021, compared to $82.3 million for 2020. Additional information regarding the change in revenues is provided within the Operating Segment Results below.
Cost of revenues
Cost of revenues increased 12% to $529.6 million for 2021, compared to $473.3 million for 2020. Fluids Systems segment cost of revenues for 2021 includes $3.0 million of charges primarily related to facility exit and severance costs, and 2020 included a total of $14.1 million of charges related to inventory write-downs, severance costs, and facility exit costs. The remaining increase was primarily driven by the 25% increase in revenues described above, partially offset by the benefit of cost reduction programs implemented in 2020 and 2021. Consolidated cost of revenues included $73.1 million of cost of revenues from divested business units for 2021, compared to $78.5 million for 2020.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $7.8 million to $94.4 million for 2021, compared to $86.6 million for 2020. This increase was primarily driven by higher performance-based incentive and stock-based compensation expense, as well as higher personnel costs in 2021, partially offset by the benefit of cost reduction programs implemented in 2020 and 2021, and lower severance charges. Selling, general and administrative expenses as a percentage of revenues was 15.4% for 2021 compared to 17.6% for 2020. Consolidated selling, general and administrative expenses included $2.1 million of costs related to divested business units for 2021, compared to $1.4 million for 2020.

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
Interest expense, net
Interest expense was $8.8 million for 2021 compared to $11.0 million for 2020. Interest expense for 2021 and 2020 included $3.7 million and $5.2 million, respectively, in non-cash amortization of original issue discount and debt issuance costs. The decrease in cash interest expense is primarily due to lower debt balances.
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

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Year Ended December 31,		2021 vs 2020
(In thousands)	2021	2020	$	%
Revenues
Fluids Systems	$420,789	$354,608	$66,181	19%
Industrial Solutions	185,171	130,469	54,702	42%
Industrial Blending	8,821	7,548	1,273	17%
Total revenues	$614,781	$492,625	$122,156	25%

Operating income (loss)
Fluids Systems	$(19,012)	$(66,403)	$47,391
Industrial Solutions	42,117	13,030	29,087
Industrial Blending	(2,384)	429	(2,813)
Corporate office	(29,546)	(25,690)	(3,856)
Total operating income (loss)	$(8,825)	$(78,634)	$69,809

Segment operating margin
Fluids Systems	(4.5)%	(18.7)%
Industrial Solutions	22.7%	10.0%
Industrial Blending	(27.0)%	5.7%
Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	Year Ended December 31,		2021 vs 2020
(In thousands)	2021	2020	$	%
United States	$227,261	$202,052	$25,209	12%
Canada	48,007	24,762	23,245	94%
Total North America	275,268	226,814	48,454	21%

EMEA	132,221	115,891	16,330	14%
Other	13,300	11,903	1,397	12%
Total International	145,521	127,794	17,727	14%

Total Fluids Systems revenues	$420,789	$354,608	$66,181	19%
North America revenues increased 21% to $275.3 million for 2021, compared to $226.8 million for 2020. This increase was primarily attributable to a $51.7 million increase from U.S. land markets driven primarily by the 10% increase in U.S. rig count and an increase in market share, partially offset by a $23.2 million decrease from offshore Gulf of Mexico driven primarily by changes in customer drilling and completion activity levels. In addition, Canada increased $23.2 million driven primarily by the 47% increase in Canada rig count and an increase in market share. For 2021, U.S. revenues included $201.9 million from land markets, including $36.4 million from the Excalibar business, and $25.4 million from offshore Gulf of Mexico. For 2020, U.S. revenues included $155.6 million from land markets, including $28.2 million from the Excalibar business, and $46.5 million from offshore Gulf of Mexico.
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
Industrial Solutions
Revenues
Total revenues for this segment consisted of the following:

	Year Ended December 31,		2021 vs 2020
(In thousands)	2021	2020	$	%
Product sales revenues	$66,796	$29,170	$37,626	129%
Rental and service revenues	118,375	101,299	17,076	17%
Total Industrial Solutions revenues	$185,171	$130,469	$54,702	42%
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
Operating income
The Industrial Solutions segment generated operating income of $42.1 million for 2021 compared to $13.0 million for 2020, the increase being primarily attributable to the change in revenues as described above.
Industrial Blending
The Industrial Blending business was operational from the fourth quarter of 2020 until the first quarter of 2022, as described above. The operating loss generated in 2021 was primarily attributable to the ramp-up of operating costs to support the operations.
Corporate Office
Corporate office expenses increased $3.9 million to $29.5 million for 2021 compared to $25.7 million for 2020. This increase was primarily driven by higher performance-based incentive and stock-based compensation expense, as well as the restoration of certain U.S. salary and retirement benefits, and higher mergers and acquisitions and other legal and professional costs, partially offset by the benefit of cost reduction programs implemented in 2020 and 2021.

Liquidity and Capital Resources
Net cash used in operating activities was $25.0 million for 2022 compared to $3.0 million for 2021. During 2022, net loss adjusted for non-cash items provided cash of $54.1 million, while changes in working capital used cash of $79.1 million, including nearly $20 million to fund working capital growth within the Excalibar business and Gulf of Mexico operations prior to their respective fourth quarter divestitures. The use of cash for working capital in 2022 is primarily related to an increase in inventories and receivables associated with higher activity levels, along with raw materials cost inflation.
Net cash provided by investing activities was $46.2 million for 2022, including $71.3 million in proceeds from divestitures (see Note 2 for additional information) as well as $3.2 million in proceeds from the sale of assets, which includes the sale of used mats from our Industrial Solutions rental fleet, partially offset by capital expenditures of $28.3 million. Our capital expenditures during 2022 were primarily directed to supporting our Industrial Solutions segment, including $21.2 million of investments to expand the mat rental fleet, supporting our strategic growth in the power transmission sector and replacing mats sold from the fleet. Net cash used in investing activities was $17.5 million for 2021, including capital expenditures of $21.8 million and $13.4 million associated with the Lentzcaping acquisition (see Note 2 for additional information), partially offset by $16.0 million in proceeds from the sale of assets. Nearly all of our capital expenditures during 2021 were directed to supporting our Industrial Solutions segment, including $14.3 million of investments in the mat rental fleet.
Net cash used in financing activities was $24.9 million for 2022, which includes $17.6 million in share purchases under our repurchase program. Net cash provided by financing activities was $21.4 million for 2021, which primarily included $89.9 million of net borrowings on our ABL Facility and other financing arrangements, partially offset by $66.7 million used for repurchases and repayment of our Convertible Notes which matured in December 2021.
Substantially all our $23.2 million of cash on hand at December 31, 2022 resides in our international subsidiaries. We primarily manage our liquidity utilizing availability under our Amended ABL Facility and other existing financing arrangements. Under our Amended ABL Facility, we manage daily cash requirements by utilizing borrowings or repayments under this revolving credit facility, while maintaining minimal cash on hand in the U.S. As of February 23, 2023, our total borrowing availability under the Amended ABL Facility was $167.9 million, of which $58.0 million was drawn and $3.3 million was used for outstanding letters of credit, resulting in remaining availability of $106.6 million.
We expect total availability under the Amended ABL Facility to fluctuate directionally based on the level of eligible U.S. accounts receivable, inventory, and composite mats included in the rental fleet. We expect the projected availability under our Amended ABL Facility and other existing financing arrangements, cash generated by operations, and available cash on-hand in our international subsidiaries to be adequate to fund our current operations during the next 12 months.
We anticipate that future working capital requirements for our operations will generally fluctuate directionally with revenues, though 2023 is expected to benefit from the wind down of approximately $30 million of working capital associated with the fourth quarter 2022 divestiture transactions. We expect capital expenditures in 2023 will remain fairly in line with 2022 levels, with spending heavily focused on the expansion of our mat rental fleet to further support the utilities market penetration. We also expect to return value to our shareholders, utilizing excess cash generation to fund additional share repurchases.
Our capitalization is as follows:

(In thousands)	December 31, 2022	December 31, 2021
Amended ABL Facility	$80,300	$86,500
Other debt	33,949	28,491
Unamortized discount and debt issuance costs	(134)	(188)
Total debt	$114,115	$114,803

Stockholders’ equity	423,028	462,386
Total capitalization	$537,143	$577,189

Total debt to capitalization	21.2%	19.9%
Asset-Based Loan Facility. In October 2017, we entered into a U.S. asset-based revolving credit agreement, which was amended in March 2019 (the “ABL Facility”). In May 2022, we amended and restated the ABL Facility (the “Amended ABL Facility”). The Amended ABL Facility provides financing of up to $175.0 million available for borrowings (inclusive of letters of credit), which can be increased up to $250.0 million, subject to certain conditions. The Amended ABL Facility has a five-year term expiring May 2027, expands available borrowing capacity associated with the Industrial Solutions rental mat fleet, replaces the LIBOR-based pricing grid with a Bloomberg Short-Term Bank Yield Index (“BSBY”) pricing grid, and includes a mechanism to incorporate a sustainability-linked pricing framework with the consent of the required lenders (as defined in the Amended ABL Facility).
As of December 31, 2022, our total borrowing availability under the Amended ABL Facility was $167.6 million, of which $80.3 million was drawn and $3.3 million was used for outstanding letters of credit, resulting in remaining availability of $84.0 million.
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
As of December 31, 2022, the applicable margin for borrowings under the Amended ABL Facility was 1.75% with respect to BSBY borrowings and 0.75% with respect to base rate borrowings. As of December 31, 2022, the weighted average interest rate for the Amended ABL Facility was 5.9% and the applicable commitment fee on the unused portion of the Amended ABL Facility was 0.375% per annum.
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
Other Debt. In February 2021, a U.K. subsidiary entered a £6.0 million term loan facility that was scheduled to mature in February 2024. In April 2022, this facility was amended to increase the term loan to £7.0 million and establish a £2.0 million revolving credit facility. Both the amended term loan and revolving credit facility mature in April 2025 and bear interest at a rate of Sterling Overnight Index Average (“SONIA”) plus a margin of 3.25% per year. As of December 31, 2022, the interest rate for the U.K. facilities was 6.7%. The term loan is payable in quarterly installments of £350,000 plus interest beginning June 2022 and a £2.8 million payment due at maturity. We had $8.5 million outstanding under these arrangements at December 31, 2022.
In August 2021, we completed sale-leaseback transactions related to certain vehicles and other equipment for net proceeds of approximately $7.9 million. The transactions have been accounted for as financing arrangements as they did not qualify for sale accounting. As a result, the vehicles and other equipment continue to be reflected on our balance sheet in property, plant and equipment, net. The financing arrangements have a weighted average annual interest rate of 5.4% and are payable in monthly installments with varying maturities through October 2025. We had $3.4 million in financing obligations outstanding under these arrangements at December 31, 2022.
Certain of our foreign subsidiaries maintain local credit arrangements consisting primarily of lines of credit or overdraft facilities which are generally renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. We had $14.3 million and $11.8 million outstanding under these arrangements at December 31, 2022 and 2021, respectively.
Off-Balance Sheet Arrangements
We do not have any special purpose entities. At December 31, 2022, we had $42.3 million in outstanding letters of credit, performance bonds, and other guarantees for which certain of the letters of credit are collateralized by $1.9 million in restricted cash. We also enter into normal short-term operating leases for office and warehouse space, as well as certain operating equipment. None of these off-balance sheet arrangements either has, or is expected to have, a material effect on our financial statements.

Contractual Obligations
A summary of our outstanding contractual and other obligations and commitments at December 31, 2022 is as follows:

(In thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Amended ABL Facility	$—	$—	$—	$—	$80,300	$—	$80,300
Other debt	18,675	1,694	5,144	—	—	—	25,513
Financing obligation (1)	2,311	1,068	166	—	—	—	3,545
Finance lease liabilities (1)	1,803	1,567	1,307	903	61	—	5,641
Operating lease liabilities (1)	6,619	4,501	3,422	3,245	3,042	9,042	29,871
Trade accounts payable and accrued liabilities (2)	134,917	—	—	—	—	—	134,917
Other long-term liabilities (3)	—	2,566	410	—	—	6,315	9,291
Performance bond obligations	12,644	21,498	543	—	1,966	—	36,651
Letter of credit commitments	3,888	155	1,383	—	—	238	5,664
Total contractual obligations	$180,857	$33,049	$12,375	$4,148	$85,369	$15,595	$331,393
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
We anticipate that the obligations and commitments listed above that are due in less than one year will be paid from the projected availability under our Amended ABL Facility and other existing financing arrangements, cash generated by operations, and available cash on-hand in our international subsidiaries, subject to covenant compliance and certain restrictions as further discussed above. The specific timing of settlement for certain long-term obligations cannot be reasonably estimated.

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
Impairment of Long-lived Assets
As of December 31, 2022, our consolidated balance sheet includes $193.1 million of property, plant and equipment and $19.7 million of finite-lived intangible assets. We review property, plant and equipment, finite-lived intangible assets and certain other assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We assess recoverability based on the undiscounted future net cash flows expected from the use and eventual disposition of such asset. Should the review indicate that the carrying value is not fully recoverable, the amount of impairment loss is determined by comparing the carrying value to the estimated fair value.
Conroe, Texas Blending Facility
In connection with the 2022 wind down of the Industrial Blending business and sales process associated with the industrial blending and warehouse facility and related equipment as described above, we recognized a $7.9 million impairment charge to impairments and other charges related to these long-lived assets in the second quarter of 2022, and subsequently recognized a gain of $2.6 million upon the eventual sale in the fourth quarter of 2022.
Gulf of Mexico Operations
As a result of the plan to exit the Gulf of Mexico operations as described above, we considered the third quarter of 2022 developments to be a potential indicator of impairment that required us to complete an impairment evaluation. Accordingly, we estimated the fair value for our Gulf of Mexico assets as of September 30, 2022 based on the expected cash flows to be generated from the anticipated transactions and determined that a $21.5 million impairment charge for the third quarter of 2022 was required related to the long-lived assets. While there are inherent uncertainties and management judgment in estimating the fair value of long-lived assets including the discount rate, the estimated future cash flows for these assets primarily relate to the rental income from the agreement for a seven-year sublease of our Fourchon, Louisiana drilling fluids shorebase and blending facility net of the lease payments for our existing lease of such shorebase facility.
As of December 31, 2022, our consolidated balance sheet includes $47.1 million of goodwill, all of which relates to the Industrial Solutions segment. Goodwill and other indefinite-lived intangible assets are tested for impairment annually as of November 1, or more frequently, if indicators of impairment exist. As part of our annual goodwill review, we first perform a qualitative assessment based on company performance and future business outlook to determine if indicators of impairment exist. When there are qualitative indicators of impairment, we use an impairment test which includes a comparison of the carrying value of net assets of our reporting units, including goodwill, with their estimated fair values, which we estimate using a combination of a market multiple and discounted cash flow approach (classified within Level 3 of the fair value hierarchy). In completing the annual evaluation during the fourth quarter of 2022, we determined that the fair value of the Industrial Solutions reporting unit was significantly more than the net carrying value, and therefore, no impairment was required.
Income Taxes
We had total deferred tax assets of $71.9 million and $70.2 million at December 31, 2022 and 2021, respectively. A valuation allowance must be established to offset a deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized. We have considered future taxable income and tax planning strategies in assessing the need for our valuation allowance. At December 31, 2022, we had a total valuation allowance of $47.3 million, which includes a valuation allowance on $28.9 million of net operating loss carryforwards for certain U.S. federal, state and foreign jurisdictions, including Australia, as well as a valuation allowance of $4.7 million for certain foreign tax credits recognized related to the accounting for the impact of the 2017 U.S. Tax Cuts and Jobs Act (“Tax Act”). Changes in the expected future generation of qualifying taxable income within these jurisdictions or in the realizability of other tax assets may result in an adjustment to the valuation allowance, which would be charged or credited to income in the period this determination was made.
We file income tax returns in the U.S. and several non-U.S. jurisdictions and are subject to examination in the various jurisdictions in which we file. We are no longer subject to income tax examinations for U.S. federal and substantially all state jurisdictions for years prior to 2018 and for substantially all foreign jurisdictions for years prior to 2008.
We are under examination by various tax authorities in countries where we operate, and certain foreign jurisdictions have challenged the amounts of taxes due for certain tax periods. These audits are in various stages of completion. We fully cooperate with all audits but defend existing positions vigorously. We evaluate the potential exposure associated with various filing positions and record a liability for uncertain tax positions as circumstances warrant. Although we believe all tax positions are reasonable and properly reported in accordance with applicable tax laws and regulations in effect during the periods involved, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals.
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
Interest Rate Risk
At December 31, 2022, we had total principal amounts outstanding under financing arrangements of $114.2 million, including $80.3 million of borrowings under our Amended ABL Facility, $8.5 million of borrowings under a U.K. term loan and credit facility, and $8.4 million under certain other international credit facilities, which are subject to variable interest rates as determined by the respective debt agreements. The weighted average interest rates at December 31, 2022 for the Amended ABL Facility, U.K. debt, and other international credit facilities was 5.9%, 6.7%, and 8.5%, respectively. Based on the balance of variable rate debt at December 31, 2022, a 100 basis-point increase in short-term interest rates would have increased annual pre-tax interest expense by approximately $1.0 million.
Foreign Currency Risk
Our principal foreign operations are conducted in certain areas of EMEA, Canada, Asia Pacific, and Latin America. We have foreign currency exchange risks associated with these operations, which are conducted principally in the foreign currency of the jurisdictions in which we operate including European euros, Canadian dollars, Kuwaiti dinar, Algerian dinar, Romanian new lieu, British pounds, and Australian dollars. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter a transaction denominated in a currency other than our local currencies.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Newpark Resources, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Newpark Resources, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Long-lived Assets / Inventory Impairment and other charges – Exit of Gulf of Mexico Operations — Refer to Notes 2, 3 and 4 to the financial statements
Critical Audit Matter Description
In the third quarter of 2022, the Company’s Board of Directors approved management’s plan to exit its Gulf of Mexico operations, including the potential sale of related assets. As a result of the plan to exit the Gulf of Mexico operations, the Company considered developments in the third quarter to be a potential indicator of impairment that required an impairment evaluation. Accordingly, the Company estimated the fair value for Gulf of Mexico assets as of September 30, 2022, based on the expected cash flows to be generated from anticipated transactions and determined that a $21.5 million impairment charge was required related to long-lived assets. The Company also recognized an $8.0 million charge to reduce the carrying value of inventory to net realizable value primarily based on the anticipated transactions. The total charges of $29.4 million were recorded to impairments and other charges in the year ended December 31, 2022.

We identified impairment and other charges taken for the Gulf of Mexico operations as a critical audit matter due to the materiality of the long-lived assets and inventory balances within the Gulf of Mexico operations, high degree of auditor judgment, an increased level of effort when performing audit procedures to evaluate the reasonableness of management’s assumptions in determining the future net cash flows, and an increased extent of effort, including the need to involve fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of the Company’s impairment analysis for long-lived assets within the Gulf of Mexico asset group included the following, among others:
•Made inquiries of business unit managers as well as executives and operations personnel about the expected plans for sale of related assets.
•Evaluated management’s impairment analysis by reviewing agreements, indicators of interest and letters of intent involving external parties to determine potential impairment indicators and the analysis of whether the carrying amounts of the Gulf of Mexico assets were no longer recoverable.
•Evaluated the completeness and accuracy of the long-lived assets identified for impairment by comparing the listing of assets evaluated by management in the fair value analysis to the listing of assets recorded in the Gulf of Mexico asset group.
•Evaluated the reasonableness of key assumptions used by management in determining the undiscounted future net cash flows by comparing the undiscounted net future cash flows to source information such as agreements under negotiation for precedent transactions involving external parties and assessing the remaining useful life and end of life/salvage value of the assets and testing the mathematical accuracy of the analysis.
•With the assistance of our fair value specialists, we evaluated the valuation methodology, assessed the reasonableness of the valuation assumptions and confirmed the mathematical accuracy of the discount rate used in the fair value analysis.
Our audit procedures related to the net realizable value of inventory included the following, among others:
•Made inquiries of business unit managers as well as executives, sales, and operations personnel about the expected sales prices and plans for usage of products.
•Tested the forecasted net realizable value by comparing to internal and external information (agreements under negotiation for precedent transactions involving external parties, contracts, historical usage, communications with customers) and actual results occurring after the net realizable value analysis was completed.
•Considered the existence of contradictory evidence based on reading of internal communications to management and the board of directors and Company press releases, as well as our observations and inquiries as to changes within the business.
Our audit procedures also included testing the effectiveness of controls over the review of impairment indicators and management’s long-lived asset impairment and net realizable value evaluation.
/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 24, 2023

We have served as the Company’s auditor since 2008.

Newpark Resources, Inc.
Consolidated Balance Sheets
December 31,

(In thousands, except share data)	2022	2021
ASSETS
Cash and cash equivalents	$23,182	$24,088
Receivables, net of allowance of $4,817 and $4,587, respectively	242,247	194,296
Inventories	149,571	155,341
Prepaid expenses and other current assets	10,966	14,787
Total current assets	425,966	388,512

Property, plant and equipment, net	193,099	260,256
Operating lease assets	23,769	27,569
Goodwill	47,110	47,283
Other intangible assets, net	20,215	24,959
Deferred tax assets	2,275	2,316
Other assets	2,441	1,991
Total assets	$714,875	$752,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$22,438	$19,210
Accounts payable	93,633	84,585
Accrued liabilities	46,871	46,597
Total current liabilities	162,942	150,392

Long-term debt, less current portion	91,677	95,593
Noncurrent operating lease liabilities	19,816	22,352
Deferred tax liabilities	8,121	11,819
Other noncurrent liabilities	9,291	10,344
Total liabilities	291,847	290,500

Commitments and contingencies (Note 15)

Common stock, $0.01 par value (200,000,000 shares authorized and 111,451,999 and 109,330,733 shares issued, respectively)	1,115	1,093
Paid-in capital	641,266	634,929
Accumulated other comprehensive loss	(67,186)	(61,480)
Retained earnings	2,489	24,345
Treasury stock, at cost (21,751,232 and 16,981,147 shares, respectively)	(154,656)	(136,501)
Total stockholders’ equity	423,028	462,386
Total liabilities and stockholders’ equity	$714,875	$752,886

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Operations
Years Ended December 31,

(In thousands, except per share data)	2022	2021	2020
Revenues
Product sales revenues	$665,318	$484,300	$378,813
Rental and service revenues	150,276	130,481	113,812
Total revenues	815,594	614,781	492,625
Cost of revenues
Cost of product sales revenues	588,234	434,405	384,519
Cost of rental and service revenues	105,824	95,147	88,739
Total cost of revenues	694,058	529,552	473,258
Selling, general and administrative expenses	97,618	94,445	86,604
Other operating (income) loss, net	(4,370)	(391)	(3,330)
Impairments and other charges	37,322	—	14,727
Operating loss	(9,034)	(8,825)	(78,634)

Foreign currency exchange (gain) loss	389	(397)	3,378
Interest expense, net	7,040	8,805	10,986
(Gain) loss on extinguishment of debt	—	1,000	(419)
Loss before income taxes	(16,463)	(18,233)	(92,579)

Provision (benefit) for income taxes	4,371	7,293	(11,883)
Net loss	$(20,834)	$(25,526)	$(80,696)

Net loss per common share - basic	$(0.22)	$(0.28)	$(0.89)
Net loss per common share - diluted	$(0.22)	$(0.28)	$(0.89)

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31,

(In thousands)	2022	2021	2020

Net loss	$(20,834)	$(25,526)	$(80,696)
Foreign currency translation adjustments (net of tax benefit of $1, $639, $293)	(5,706)	(7,308)	2,086
Recognition of Brazil cumulative foreign currency translation losses	—	—	11,689
Comprehensive loss	$(26,540)	$(32,834)	$(66,921)

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Stockholders’ Equity

(In thousands)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2019	$1,067	$620,626	$(67,947)	$134,119	$(139,220)	$548,645
Cumulative effect of accounting change	—	—	—	(735)	—	(735)
Net loss	—	—	—	(80,696)	—	(80,696)
Employee stock options, restricted stock and employee stock purchase plan	9	(173)	—	(1,751)	2,380	465
Stock-based compensation expense	—	6,578	—	—	—	6,578
Foreign currency translation, net of tax	—	—	2,086	—	—	2,086
Recognition of Brazil cumulative foreign currency translation losses	—	—	11,689	—	—	11,689
Balance at December 31, 2020	1,076	627,031	(54,172)	50,937	(136,840)	488,032
Net loss	—	—	—	(25,526)	—	(25,526)
Employee stock options, restricted stock and employee stock purchase plan	17	(28)	—	(1,066)	339	(738)
Stock-based compensation expense	—	7,926	—	—	—	7,926
Foreign currency translation, net of tax	—	—	(7,308)	—	—	(7,308)
Balance at December 31, 2021	1,093	634,929	(61,480)	24,345	(136,501)	462,386
Net loss	—	—	—	(20,834)	—	(20,834)
Employee stock options, restricted stock and employee stock purchase plan	22	(524)	—	(1,022)	(537)	(2,061)
Stock-based compensation expense	—	6,861	—	—	—	6,861
Treasury shares purchased at cost	—	—	—	—	(17,618)	(17,618)
Foreign currency translation, net of tax	—	—	(5,706)	—	—	(5,706)
Balance at December 31, 2022	$1,115	$641,266	$(67,186)	$2,489	$(154,656)	$423,028

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31,

(In thousands)	2022	2021	2020
Cash flows from operating activities:
Net loss	$(20,834)	$(25,526)	$(80,696)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Impairments and other non-cash charges	37,322	—	25,072
Depreciation and amortization	38,610	42,225	45,314
Stock-based compensation expense	6,861	7,926	6,578
Provision for deferred income taxes	(3,384)	(1,209)	(18,850)
Credit loss expense	1,039	664	1,427
Gain on divestitures	(3,596)	—	—
Gain on sale of assets	(2,809)	(7,182)	(6,531)
Gain on insurance recovery	—	(849)	—
(Gain) loss on extinguishment of debt	—	1,000	(419)
Amortization of original issue discount and debt issuance costs	871	3,707	5,152
Change in assets and liabilities:
(Increase) decrease in receivables	(42,452)	(61,283)	70,994
(Increase) decrease in inventories	(46,909)	(10,336)	39,889
Increase in other assets	(855)	(726)	(686)
Increase (decrease) in accounts payable	10,781	36,341	(29,457)
Increase (decrease) in accrued liabilities and other	334	12,235	(1,996)
Net cash provided by (used in) operating activities	(25,021)	(3,013)	55,791

Cash flows from investing activities:
Capital expenditures	(28,273)	(21,793)	(15,794)
Proceeds from divestitures	71,286	—	—
Business acquisitions, net of cash acquired	—	(13,434)	—
Proceeds from sale of property, plant and equipment	3,217	15,999	12,399
Proceeds from insurance property claim	—	1,753	—
Net cash provided by (used in) investing activities	46,230	(17,475)	(3,395)

Cash flows from financing activities:
Borrowings on lines of credit	287,276	286,154	173,794
Payments on lines of credit	(290,886)	(208,575)	(221,781)
Purchases of Convertible Notes	—	(28,137)	(29,124)
Payment on Convertible Notes	—	(38,567)	—
Proceeds from term loan	3,754	8,258	—
Proceeds from financing obligation	—	8,004	—
Debt issuance costs	(1,499)	(295)	—
Purchases of treasury stock	(20,248)	(1,448)	(333)
Other financing activities	(3,327)	(3,986)	(497)
Net cash provided by (used in) financing activities	(24,930)	21,408	(77,941)

Effect of exchange rate changes on cash	(707)	(1,779)	(970)

Net decrease in cash, cash equivalents, and restricted cash	(4,428)	(859)	(26,515)
Cash, cash equivalents, and restricted cash at beginning of year	29,489	30,348	56,863
Cash, cash equivalents, and restricted cash at end of year	$25,061	$29,489	$30,348
See Accompanying Notes to Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies
Organization and Principles of Consolidation. Newpark Resources, Inc. was organized in 1932 as a Nevada corporation. In 1991, we changed our state of incorporation to Delaware. The consolidated financial statements include our company and our wholly-owned subsidiaries (the “Company,” “we,” “our,” or “us”). All intercompany transactions are eliminated in consolidation.
We are a geographically diversified supplier providing environmentally-sensitive products, as well as rentals and services to customers across multiple industries. We currently operate our business through two reportable segments: Fluids Systems and Industrial Solutions. In addition, we had a third reportable segment, Industrial Blending, which was exited in 2022. Prior to 2022, we aggregated our now exited Industrial Blending business and reported it within Industrial Solutions. We have reflected these three reportable segments for all periods presented in this Annual Report on Form 10-K.
•Our Fluids Systems segment provides customized drilling, completion, and stimulation fluids products and related technical services to oil and natural gas exploration and production (“E&P”) customers primarily in North America and Europe, the Middle East and Africa (“EMEA”), as well as certain countries in Asia Pacific and Latin America.
•Our Industrial Solutions segment provides temporary worksite access solutions, including the rental of our recyclable composite matting systems, along with related site construction and services to customers in various markets including power transmission, E&P, pipeline, renewable energy, petrochemical, construction and other industries, primarily in the United States and Europe. We also manufacture and sell our recyclable composite mats to customers around the world, with power transmission being the primary end-market.
•Our Industrial Blending segment began operations in 2020 and supported industrial end-markets, including the production of disinfectants and industrial cleaning products. We completed the wind down of the Industrial Blending business in the first quarter of 2022, and we completed the sale of the industrial blending and warehouse facility and related equipment located in Conroe, Texas in the fourth quarter of 2022.
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
Allowance for Credit Losses. Trade receivables are presented at the net amount expected to be collected. We estimate the lifetime “expected credit loss” for such assets at inception, which generally results in the earlier recognition of allowances for losses. Our allowance for credit losses reflects losses that are expected over the contractual life of the asset, and takes into account historical loss experience, current and future economic conditions, and reasonable and supportable forecasts.
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
Depreciation is provided on property, plant and equipment, including finance lease assets, primarily utilizing the straight-line method over the following estimated useful service lives or lease term:

Computer hardware and office equipment	3-5 years
Computer software	3-5 years
Autos and light trucks	5-7 years
Furniture, fixtures, and trailers	7-10 years
Composite mats (rental fleet)	7-12 years
Machinery and heavy equipment	10-15 years
Owned buildings	20-39 years
Leasehold improvements	Lease term, including reasonably assured renewal periods
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
Impairment of Long-Lived Assets. Goodwill and other indefinite-lived intangible assets are tested for impairment annually as of November 1, or more frequently, if indicators of impairment exist. As part of our annual goodwill review, we first perform a qualitative assessment based on company performance and future business outlook to determine if indicators of impairment exist. When there are qualitative indicators of impairment, we use an impairment test which includes a comparison of the carrying value of net assets of our reporting units, including goodwill, with their estimated fair values, which we estimate using a combination of a market multiple and discounted cash flow approach (classified within level 3 of the fair value hierarchy). If the carrying value exceeds the estimated fair value, an impairment charge is recorded in the period in which such review is performed. We identify our reporting units based on our analysis of several factors, including our operating segment structure, evaluation of the economic characteristics of our geographic regions within each of our operating segments, and the extent to which our business units share assets and other resources.
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
Industrial Solutions. Revenues for rentals and services are generated from both fixed-price and unit-priced contracts, which are generally short-term in duration. The activities under these contracts include the installation and rental of matting

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

systems for a period of time and services such as access road construction, site planning and preparation, environmental protection, erosion control, and site restoration services. Rental revenues are recognized over the rental term and service revenues are recognized when the specified services are performed. Revenues from any subsequent extensions to the rental agreements are recognized over the extension period. Revenues from the direct sale of products are recognized when control passes to the customer, which is upon shipment or delivery, depending on the terms of the underlying sales contract.
For all segments, the amount of revenue we recognize for products sold and services performed reflects the consideration to which we expect to be entitled in exchange for such goods or services, which generally reflects the amount we have the right to invoice based on agreed upon unit rates. While billing requirements vary, many of our customer contracts require that billings occur periodically or at the completion of specified activities, even though our performance and right to consideration occurs throughout the contract. As such, we recognize revenue as performance is completed in the amount to which we have the right to invoice. We do not disclose the value of our unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue for the amount to which we have the right to invoice for products sold and services performed.
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
Foreign Currency Translation. The functional currency for substantially all international subsidiaries is their respective local currency. Financial statements for these international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rates in effect during the respective period for revenues and expenses. Exchange rate adjustments resulting from translation of foreign currency financial statements of our international subsidiaries are reflected in accumulated other comprehensive loss in stockholders’ equity until such time that the international subsidiary is sold or liquidation is substantially complete, at which time the related accumulated adjustments would be reclassified into income. Exchange rate adjustments resulting from foreign currency denominated transactions are recorded in income. At December 31, 2022 and 2021, accumulated other comprehensive loss related to foreign subsidiaries reflected in stockholders’ equity was $67.2 million and $61.5 million, respectively.
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

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

New Accounting Pronouncements
Standards Adopted in 2021
Income Taxes: Simplifying the Accounting for Income Taxes. In 2019, the FASB issued new guidance intended to simplify various aspects related to accounting for income taxes. We adopted this new guidance as of January 1, 2021. The adoption of this new guidance had no material impact on our financial statements or related disclosures.
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

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2 — Divestitures and Business Combinations
Divestitures
Throughout the oil and natural gas cycle of the last couple of years, we continuously reviewed our portfolio. These reviews have focused on evaluating changes in the outlook for our served markets and customer priorities, while identifying opportunities for value-creating options in our portfolio, placing investment emphasis in markets where we generate strong returns and where we see greater long-term viability and stability. As part of this review, our Board of Directors approved the following actions in 2022.
Exit of Industrial Blending Segment and Sale of Conroe, Texas Blending Facility
In the first quarter of 2022, in consideration of broader strategic priorities and the timeline and efforts required to further develop the industrial blending business, we exited our Industrial Blending operations. In November 2022, we completed the sale of the industrial blending and warehouse facility and related equipment located in Conroe, Texas to a global chemical provider, and received cash proceeds of approximately $14 million. In connection with this divestiture, we recognized a $7.9 million impairment charge related to these long-lived assets in the second quarter of 2022, and subsequently recognized a gain of $2.6 million upon the eventual sale in the fourth quarter of 2022.
Sale of Excalibar U.S. Mineral Grinding Business
In the second quarter of 2022, we initiated a formal sale process for our Excalibar U.S. mineral grinding business (“Excalibar”), which is reported within our Fluids Systems segment. On November 30, 2022, we completed the sale of substantially all the long-lived assets, inventory, and operations of Excalibar to Cimbar Resources, INC. (“Cimbar”), received cash proceeds (after purchase price adjustments) of approximately $51 million, and recognized a gain of $1.0 million. The Company retained certain assets and liabilities, including accounts receivable and accounts payable. Such working capital provided approximately $10 million of cash generation in the fourth quarter of 2022 and is expected to provide approximately $5 million of additional cash generation in early 2023. In connection with the sale, the Company and Cimbar have entered into a long-term barite supply agreement for certain regions of our U.S. drilling fluids business, with an initial term of four years following the closing of the transaction.
Exit of Gulf of Mexico Operations
In the third quarter of 2022, our Board of Directors approved management’s plan to exit our Fluids Systems Gulf of Mexico operations, including the potential sale of related assets. In December 2022, we completed the sale of substantially all assets associated with our Gulf of Mexico completion fluids operations. Separately, we also entered a seven-year arrangement to sublease our Fourchon, Louisiana drilling fluids shorebase and blending facility to a leading global energy services provider. As part of this arrangement, substantially all of our Gulf of Mexico drilling fluids inventory will be sold as consumed by the lessee or no later than nine months from the closing of the transaction. The sale of the completion fluids operations provided approximately $6 million of cash generation in the fourth quarter of 2022, and the exit of the drilling fluids operations is expected to provide approximately $25 million of additional cash generation, primarily in early 2023.
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

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total impairments and other charges consisted of the following:

Year Ended December 31,
(In thousands)	2022
Industrial Blending - Long-lived assets impairment	$7,905
Gulf of Mexico - Long-lived assets impairment	21,461
Gulf of Mexico - Inventory write-downs	7,956
Total impairments and other charges	$37,322
Summarized operating results of the business units exited in 2022 (including impairments and other charges described above) are shown in the following table:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Revenues
Industrial Blending	$—	$8,821	$7,548
Excalibar	55,990	36,396	28,214
Gulf of Mexico	26,708	25,366	46,524

Operating income (loss)
Industrial Blending	(8,002)	(2,384)	429
Excalibar	3,665	(277)	(1,999)
Gulf of Mexico	(43,215)	(6,753)	(3,450)
Summarized net assets of the business units exited in 2022 are shown in the following table:

(In thousands)	December 31, 2022	December 31, 2021
Receivables, net	$27,798	$12,140
Inventories	5,805	42,421
Property, plant and equipment, net	4,508	74,318
Accounts payable	(2,060)	(5,136)
Accrued liabilities	(311)	(1,976)
Total net assets	$35,740	$121,767
As described above, the change in net assets related to these divested business units includes the impact of the $37.3 million of impairments and other charges, the impact from the divestiture transactions, as well as the wind-down of retained working capital. The net assets remaining as of December 31, 2022 relate to the remaining Gulf of Mexico net assets and retained working capital from the Excalibar sale. As noted above, we expect to generate approximately $31 million of cash primarily in the first half of 2023 from the realization of the remaining working capital related to these divestitures.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Business Combinations
In December 2021, we acquired certain assets and assumed certain liabilities of Lentzcaping, Inc. and Lentzcaping, LLC (together, "Lentzcaping"). The purchase price for this acquisition was $13.5 million, net of cash acquired, and was funded with borrowings under the ABL Facility (as defined in Note 6). The results of operations of Lentzcaping are reported within the Industrial Solutions segment for the periods subsequent to the date of the acquisition. Results of operations and pro-forma combined results of operations for the acquired business have not been presented as the effect of this acquisition is not material to our consolidated financial statements.
Note 3 — Inventories
Inventories consisted of the following at December 31:

(In thousands)	2022	2021
Raw materials:
Fluids Systems	$110,623	$119,242
Industrial Solutions	3,966	4,939
Total raw materials	114,589	124,181
Blended fluids systems components	29,244	27,793
Finished goods — mats	5,738	3,367
Total inventories	$149,571	$155,341
Raw materials for the Fluids Systems segment consist primarily of chemicals and other additives that are consumed in the production of our fluids systems. Raw materials for the Industrial Solutions segment consist primarily of resins, chemicals, and other materials used to manufacture composite mats, as well as materials that are consumed in providing ground protection and other services to our customers. Our blended fluids systems components consist of base fluids systems that have been either mixed internally at our blending facilities or purchased from third-party vendors. These base fluids systems require raw materials to be added, as needed to meet specified customer requirements.
The decrease in inventories in 2022 was primarily attributable to a $36.6 million decrease related to our divestitures described in Note 2, including the impact of related inventory impairments, partially offset by activity-driven increases and raw materials cost inflation in the Fluids Systems segment.
The Fluids Systems segment operating results for 2022 includes $8.0 million of total charges for inventory write-downs included in impairments and other charges, primarily attributable to the reduction in carrying values of certain inventory related to the exit of our Gulf of Mexico operations to their net realizable value.
Note 4 — Property, Plant and Equipment
Property, plant and equipment consisted of the following at December 31:

(In thousands)	2022	2021
Land	$7,804	$11,820
Buildings and improvements	63,333	118,395
Machinery and equipment	229,080	282,258
Computer hardware and software	47,743	48,389
Furniture and fixtures	5,733	5,879
Construction in progress	5,447	8,194
	359,140	474,935
Less accumulated depreciation	(248,844)	(287,046)
	110,296	187,889

Composite mats (rental fleet)	147,764	135,975
Less accumulated depreciation - composite mats	(64,961)	(63,608)
	82,803	72,367

Property, plant and equipment, net	$193,099	$260,256

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

 Depreciation expense was $35.0 million, $38.5 million, and $40.9 million in 2022, 2021 and 2020, respectively. The decrease in property, plant and equipment in 2022 primarily reflects a $69.8 million reduction related to our divestitures and associated impairments described in Note 2, partially offset by investments to expand our mat rental fleet.
Note 5 — Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill, which all relates to the Industrial Solutions segment, are as follows:

(In thousands)	Industrial Solutions
Balance at December 31, 2020	$42,444
Acquisition	4,871
Effects of foreign currency	(32)
Balance at December 31, 2021	47,283
Effects of foreign currency	(173)
Balance at December 31, 2022	$47,110
We completed the annual evaluation of the carrying value of our goodwill and other indefinite-lived intangible assets as of November 1, 2022 and determined that the fair value was significantly more than the net carrying value, and therefore, no impairment was required.
In December 2021, we completed the acquisition of Lentzcaping, which resulted in additions to goodwill of $4.9 million.
Other intangible assets consisted of the following:

	December 31, 2022			December 31, 2021
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
Technology related	$17,806	$(8,204)	$9,602	$20,315	$(9,201)	$11,114
Customer related	35,253	(25,122)	10,131	37,176	(23,843)	13,333
Total amortizing intangible assets	53,059	(33,326)	19,733	57,491	(33,044)	24,447

Permits and licenses	482	—	482	512	—	512
Total indefinite-lived intangible assets	482	—	482	512	—	512
Total intangible assets	$53,541	$(33,326)	$20,215	$58,003	$(33,044)	$24,959
Total amortization expense related to other intangible assets was $3.6 million, $3.7 million and $4.5 million in 2022, 2021 and 2020, respectively.
In December 2021, we completed the acquisition of Lentzcaping, which resulted in additions to amortizable intangible assets of $3.3 million.
Estimated future amortization expense for the years ended December 31 is as follows:

(In thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Technology related	$1,047	$1,025	$1,023	$1,023	$1,008	$4,476	$9,602
Customer related	2,117	1,775	1,515	1,252	996	2,476	10,131
Total future amortization expense	$3,164	$2,800	$2,538	$2,275	$2,004	$6,952	$19,733
The weighted average amortization period for technology related and customer related intangible assets is 15 years and 13 years, respectively.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 6 — Financing Arrangements
Financing arrangements consisted of the following:

	December 31, 2022			December 31, 2021
(In thousands)	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt
Amended ABL Facility	$80,300	$—	$80,300	$86,500	$—	$86,500
U.K. term loan	7,201	(99)	7,102	6,094	(110)	5,984
Financing obligation	3,437	(35)	3,402	6,688	(78)	6,610
Other debt	23,311	—	23,311	15,709	—	15,709
Total debt	114,249	(134)	114,115	114,991	(188)	114,803
Less: current portion	(22,438)	—	(22,438)	(19,210)	—	(19,210)
Long-term debt	$91,811	$(134)	$91,677	$95,781	$(188)	$95,593

Asset-Based Loan Facility. In October 2017, we entered into a U.S. asset-based revolving credit agreement, which was amended in March 2019 (the “ABL Facility”). In May 2022, we amended and restated the ABL Facility (the “Amended ABL Facility”). The Amended ABL Facility provides financing of up to $175.0 million available for borrowings (inclusive of letters of credit), which can be increased up to $250.0 million, subject to certain conditions. The Amended ABL Facility has a five-year term expiring May 2027, expands available borrowing capacity associated with the Industrial Solutions rental mat fleet, replaces the LIBOR-based pricing grid with a Bloomberg Short-Term Bank Yield Index (“BSBY”) pricing grid, and includes a mechanism to incorporate a sustainability-linked pricing framework with the consent of the required lenders (as defined in the Amended ABL Facility).
As of December 31, 2022, our total borrowing availability under the Amended ABL Facility was $167.6 million, of which $80.3 million was drawn and $3.3 million was used for outstanding letters of credit, resulting in remaining availability of $84.0 million.
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
As of December 31, 2022, the applicable margin for borrowings under the Amended ABL Facility was 1.75% with respect to BSBY borrowings and 0.75% with respect to base rate borrowings. As of December 31, 2022, the weighted average interest rate for the Amended ABL Facility was 5.9% and the applicable commitment fee on the unused portion of the Amended ABL Facility was 0.375% per annum.
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

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Convertible Notes. In December 2016, we issued $100.0 million of unsecured convertible senior notes (“Convertible Notes”) which bore interest at a rate of 4.0% per year and matured in December 2021. A total of $38.6 million of our Convertible Notes were repaid at maturity. During 2021, we repurchased $28.3 million of our Convertible Notes in the open market for a total cost of $28.1 million and recognized a net loss of $1.0 million reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including original issue discount and debt issuance costs. During 2020, we repurchased $33.1 million of our Convertible Notes in the open market for a total cost of $29.1 million and recognized a net gain of $0.4 million reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including original issue discount and debt issuance costs.
Other Debt. In February 2021, a U.K. subsidiary entered a £6.0 million term loan facility that was scheduled to mature in February 2024. In April 2022, this facility was amended to increase the term loan to £7.0 million and establish a £2.0 million revolving credit facility. Both the amended term loan and revolving credit facility mature in April 2025 and bear interest at a rate of Sterling Overnight Index Average (“SONIA”) plus a margin of 3.25% per year. As of December 31, 2022, the interest rate for the U.K. facilities was 6.7%. The term loan is payable in quarterly installments of £350,000 plus interest beginning June 2022 and a £2.8 million payment due at maturity. We had $8.5 million outstanding under these arrangements at December 31, 2022.
In August 2021, we completed sale-leaseback transactions related to certain vehicles and other equipment for net proceeds of approximately $7.9 million. The transactions have been accounted for as financing arrangements as they did not qualify for sale accounting. As a result, the vehicles and other equipment continue to be reflected on our balance sheet in property, plant and equipment, net. The financing arrangements have a weighted average annual interest rate of 5.4% and are payable in monthly installments with varying maturities through October 2025. We had $3.4 million in financing obligations outstanding under these arrangements at December 31, 2022.
Certain of our foreign subsidiaries maintain local credit arrangements consisting primarily of lines of credit or overdraft facilities which are generally renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. We had $14.3 million and $11.8 million outstanding under these arrangements at December 31, 2022 and 2021, respectively.
We incurred net interest expense of $7.0 million, $8.8 million and $11.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. There was no capitalized interest for the years ended December 31, 2022, 2021 or 2020. As of December 31, 2022, we had scheduled repayments for financing arrangements of approximately $23 million in 2023, $4 million in 2024, $7 million in 2025, and $80 million in 2027.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 7 — Fair Value of Financial Instruments and Concentrations of Credit Risk
Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, receivables, payables, and debt. We believe the carrying values of these instruments approximated their fair values at December 31, 2022 and 2021.
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk primarily consist of cash and trade accounts receivable. At December 31, 2022, substantially all of our cash deposits were held by our international subsidiaries in accounts at numerous financial institutions across the various regions in which we operate. As part of our investment strategy, we perform periodic evaluations of the relative credit standing of these financial institutions.
Customer Revenue Concentration
We derive a significant portion of our revenues and profitability from companies in the energy industry, and more specifically, customers in the E&P and utility sectors. Our E&P customer base consists primarily of mid-sized and international oil companies as well as government-owned or government-controlled oil companies operating in the markets that we serve. Our utility customer base consists primarily of large regulated electrical utility providers, as well as power transmission service providers. For 2022, 2021 and 2020, revenues from our 20 largest customers represented approximately 38%, 39% and 49%, respectively, of our consolidated revenues. For 2022, 2021 and 2020, no single customer accounted for more than 10% of our consolidated revenues.
Receivables
Receivables consisted of the following at December 31:

(In thousands)	2022	2021
Trade receivables:
Gross trade receivables	$227,762	$185,065
Allowance for credit losses	(4,817)	(4,587)
Net trade receivables	222,945	180,478
Income tax receivables	2,697	4,167
Other receivables	16,605	9,651
Total receivables, net	$242,247	$194,296

The increase in trade receivables in 2022 was primarily attributable to the increase in revenues in the fourth quarter of 2022 compared to the fourth quarter of 2021, including trade amounts outstanding of $17.0 million at December 31, 2022 related to our divestitures described in Note 2.
Other receivables included $3.5 million and $5.7 million for value added, goods and service taxes related to foreign jurisdictions as of December 31, 2022 and 2021, respectively. Other receivables also included $10.8 million at December 31, 2022 related to our divestitures described in Note 2.
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

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changes in our allowance for credit losses were as follows:

(In thousands)	2022	2021	2020
Balance at beginning of year	$4,587	$5,024	$6,007
Cumulative effect of accounting change	—	—	959
Credit loss expense	1,039	664	1,427
Write-offs, net of recoveries	(809)	(1,101)	(3,369)
Balance at end of year	$4,817	$4,587	$5,024
Note 8 — Leases
We lease certain office space, warehouses, land, equipment, and an industrial facility. Our leases have remaining terms ranging from 1 to 9 years with various extension and termination options. We consider these options in determining the lease term used to establish our operating lease assets and liabilities. Lease agreements with lease and non-lease components are accounted for as a single lease component. Leases with an initial term of 12 months or less are not recorded in the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
Leases consisted of the following at December 31:

(In thousands)	Balance Sheet Classification	2022	2021
Assets:
Operating	Operating lease assets	$23,769	$27,569
Finance	Property, plant and equipment, net	4,462	1,709
Total lease assets		$28,231	$29,278
Liabilities:
Current:
Operating	Accrued liabilities	$5,587	$6,494
Finance	Current debt	1,537	682
Noncurrent:
Operating	Noncurrent operating lease liabilities	$19,816	$22,352
Finance	Long-term debt, less current portion	3,462	1,041
Total lease liabilities		$30,402	$30,569
Total operating lease expenses were $27.3 million for 2022, of which $19.1 million related to short-term leases and $8.3 million related to leases recognized in the balance sheet. Total operating lease expenses were $24.4 million and $25.8 million for 2021 and 2020, respectively. Total operating lease expenses approximate cash paid during each period. Amortization and interest for finance leases are not material. Operating lease expenses and amortization of leased assets for finance leases are included in either cost of revenues or selling, general and administrative expenses. Interest for finance leases is included in interest expense, net.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The maturity of lease liabilities as of December 31, 2022 is as follows:

(In thousands)	Operating Leases	Finance Leases	Total
2023	$6,619	$1,803	$8,422
2024	4,501	1,567	6,068
2025	3,422	1,307	4,729
2026	3,245	903	4,148
2027	3,042	61	3,103
Thereafter	9,042	—	9,042
Total lease payments	29,871	5,641	35,512
Less: Interest	4,468	642	5,110
Present value of lease liabilities	$25,403	$4,999	$30,402

During 2022, we entered into $4.8 million and $4.4 million of new operating lease liabilities and finance lease liabilities, respectively, in exchange for leased assets.

Lease Term and Discount Rate	December 31, 2022
Weighted-average remaining lease term (years)
Operating leases	6.6
Finance leases	3.5
Weighted-average discount rate
Operating leases	4.6%
Finance leases	6.6%
Note 9 — Income Taxes
    The provision (benefit) for income taxes was as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Current:
U.S. Federal	$318	$773	$1,591
State	338	525	365
Foreign	7,099	7,204	5,011
Total current	7,755	8,502	6,967
Deferred:
U.S. Federal	(3,204)	547	(16,309)
State	(142)	(545)	598
Foreign	(38)	(1,211)	(3,139)
Total deferred	(3,384)	(1,209)	(18,850)
Total provision (benefit) for income taxes	$4,371	$7,293	$(11,883)

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

 Income (loss) before income taxes was as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
U.S.	$(38,001)	$(36,250)	$(92,838)
Foreign	21,538	18,017	259
Loss before income taxes	$(16,463)	$(18,233)	$(92,579)
The effective income tax rate is reconciled to the statutory federal income tax rate as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Income tax expense (benefit) at federal statutory rate	$(3,457)	$(3,829)	$(19,442)
Tax benefit on restructuring of certain subsidiary legal entities	(3,111)	—	—
Recognition of Brazil cumulative foreign currency translation losses	—	—	2,456
Nondeductible executive compensation	958	999	170
Other nondeductible expenses	684	557	616
Stock-based compensation	5	880	1,602
Different rates on earnings of foreign operations	63	(115)	274
Dividend taxes on unremitted earnings	874	980	322
U.S. tax on foreign earnings	378	—	—
Research and development credits	(649)	(1,093)	(521)
Change in valuation allowance	8,156	10,416	2,226
State tax expense (benefit), net	55	(1,302)	196
Other items, net	415	(200)	218
Total provision (benefit) for income taxes	$4,371	$7,293	$(11,883)
The provision for income taxes was $4.4 million for 2022, which includes an income tax benefit of $3.1 million related to the restructuring of certain subsidiary legal entities within Europe, as the undistributed earnings for an international subsidiary are no longer subject to certain taxes upon future distribution. The provision for income taxes in 2022 was unfavorably impacted as we are unable to recognize a tax benefit related to the $37.3 million of impairment charges. The provision for income taxes was $7.3 million for 2021, despite reporting a pretax loss for the period. In both years, income tax expense primarily reflects earnings from our international operations since we are unable to recognize the tax benefit from our U.S. losses as they may not be realized. The benefit for income taxes was $11.9 million for 2020 reflecting an effective tax benefit rate of 13%. This result primarily reflects the impact of the $11.7 million non-cash recognition of cumulative foreign currency translation losses related to the substantial liquidation of our subsidiary in Brazil and other nondeductible expenses, as well as the impact of the geographic composition of our pretax loss, where the tax benefit from losses in the U.S was partially offset by the tax expense related to earnings from our international operations.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in March 2020 in the United States. The CARES Act contains several tax provisions, including additional carry back opportunities for net operating losses, temporary increases in the interest deductibility threshold, and the acceleration of refunds for any remaining alternative minimum tax (“AMT”) carryforwards. There was no material impact from the CARES Act in our provision for income taxes for 2020. In addition, we filed an amendment to our 2018 U.S. federal income tax return in the second quarter of 2020 and received a refund of $0.7 million for AMT carryforwards in July 2020.
The CARES Act also permitted most companies to defer paying their portion of certain applicable payroll taxes from the date the CARES Act was signed into law through December 31, 2020. The deferred amount was due and paid in two equal installments in December 2021 and 2022.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities consisted of the following at December 31:

(In thousands)	2022	2021
Deferred tax assets:
Net operating losses	$35,430	$38,746
Foreign tax credits	8,836	8,330
Accruals not currently deductible	2,989	4,393
Unrealized foreign exchange losses, net	5,353	4,590
Research and development credits	5,181	4,695
Stock-based compensation	1,359	1,856
Capitalized inventory costs	1,821	1,706
Capitalized research and development expenditures	4,342	—
Other	6,551	5,839
Total deferred tax assets	71,862	70,155
Valuation allowance	(47,280)	(38,406)
Total deferred tax assets, net of allowances	24,582	31,749
Deferred tax liabilities:
Accelerated depreciation and amortization	(24,099)	(31,816)
Tax on unremitted earnings	(5,656)	(8,214)
Other	(673)	(1,222)
Total deferred tax liabilities	(30,428)	(41,252)
Total net deferred tax liabilities	$(5,846)	$(9,503)

Noncurrent deferred tax assets	$2,275	$2,316
Noncurrent deferred tax liabilities	(8,121)	(11,819)
Net deferred tax liabilities	$(5,846)	$(9,503)

We have U.S. federal income tax net operating loss carryforwards (“NOLs”) of approximately $83.7 million available to reduce future U.S. taxable income, which do not expire. We also have state NOLs of approximately $217.8 million available to reduce future state taxable income, including approximately $158.3 million which do not expire and approximately $59.5 million which expire in varying amounts beginning in 2023 through 2042. Foreign NOLs of approximately $22.8 million are available to reduce future taxable income, some of which expire beginning in 2023. Effective January 1, 2022, certain research and development expenditures are now required under regulations enacted as part of the 2017 U.S. Tax Cuts and Jobs Act (“Tax Act”) to be capitalized and amortized over five years, resulting in a $4.3 million deferred tax asset at December 31, 2022.
The realization of our net deferred tax assets is dependent on our ability to generate taxable income in future periods. At December 31, 2022 and 2021, we have recorded a valuation allowance in the amount of $47.3 million and $38.4 million, respectively, primarily related to certain U.S. federal, state, and foreign NOL carryforwards, including Australia, as well as for certain foreign tax credits recognized related to the accounting for the impact of the Tax Act, which may not be realized.
We file income tax returns in the U.S. and several non-U.S. jurisdictions and are subject to examination in the various jurisdictions in which we file. We are no longer subject to income tax examinations for U.S. federal and substantially all state jurisdictions for years prior to 2018 and for substantially all foreign jurisdictions for years prior to 2008.
We are under examination by various tax authorities in countries where we operate, and certain foreign jurisdictions have challenged the amounts of taxes due for certain tax periods. These audits are in various stages of completion. We fully cooperate with all audits but defend existing positions vigorously. We evaluate the potential exposure associated with various filing positions and record a liability for uncertain tax positions as circumstances warrant. Although we believe all tax positions are reasonable and properly reported in accordance with applicable tax laws and regulations in effect during the periods involved, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the beginning and ending provision for uncertain tax positions is as follows:

(In thousands)	2022	2021	2020
Balance at January 1	$485	$213	$291
Additions (reductions) for tax positions of prior years	(8)	(6)	(6)
Additions (reductions) for tax positions of current year	—	306	—
Reductions for settlements with tax authorities	(93)	—	—
Reductions for lapse of statute of limitations	(66)	(28)	(72)
Balance at December 31	$318	$485	$213
Approximately $0.3 million of unrecognized tax benefits at December 31, 2022, if recognized, would favorably impact the effective tax rate.
We recognize accrued interest and penalties related to uncertain tax positions in operating expenses. The amount of interest and penalties was immaterial for all periods presented.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 10 — Capital Stock
Common Stock
Changes in outstanding common stock were as follows:

(In thousands of shares)	2022	2021	2020
Outstanding, beginning of year	109,331	107,588	106,697
Shares issued for exercise of options	—	—	—
Shares issued for time vested restricted stock (net of forfeitures)	1,918	1,368	740
Shares issued for employee stock purchase plan	203	375	151
Outstanding, end of year	111,452	109,331	107,588

Outstanding shares of common stock include shares held as treasury stock totaling 21,751,232, 16,981,147 and 16,781,150 as of December 31, 2022, 2021 and 2020, respectively.
Preferred Stock
We are authorized to issue up to 1,000,000 shares of preferred stock, $0.01 par value. There were no outstanding shares of preferred stock as of December 31, 2022, 2021 or 2020.
Treasury Stock
During 2022, we repurchased an aggregate of 4,437,885 shares of our common stock under our repurchase program for a total cost of $17.5 million. In addition, during 2022, 2021 and 2020, we repurchased 592,539, 419,114 and 153,151 shares, respectively, for an aggregate cost of $2.7 million, $1.4 million and $0.3 million, respectively, representing employee shares surrendered in lieu of taxes under vesting of restricted stock awards. All of the shares repurchased are held as treasury stock.
During 2022, 2021 and 2020, we reissued 260,339, 219,117 and 330,419 shares of treasury stock pursuant to various stock plans.
Repurchase Program
Our Board of Directors authorized a $100.0 million securities repurchase program in November 2018, available for repurchases of any combination of our common stock and our Convertible Notes that matured in 2021. During 2022, we repurchased an aggregate of 4,437,885 shares of our common stock under our repurchase program for a total cost of $17.5 million. Our Convertible Notes matured in 2021. During 2021, we repurchased $28.3 million of our Convertible Notes in the open market under the repurchase program for a total cost of $28.1 million. During 2020, we repurchased $33.1 million of our Convertible Notes in the open market under the repurchase program for a total cost of $29.1 million. As of December 31, 2022, we had $6.2 million remaining under the program.
In February 2023, our Board of Directors approved certain changes to this program and increased the authorization to $50.0 million. Our repurchase program authorizes us to purchase outstanding shares of our common stock or Convertible Notes that matured in 2021 in the open market or as otherwise determined by management, subject to certain limitations under the Amended ABL Facility and other factors. The repurchase program has no specific term. Repurchases are expected to be funded from borrowings under our Amended ABL Facility, operating cash flows, and available cash on hand. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 11 — Earnings Per Share
The following table presents the reconciliation of the numerator and denominator for calculating net loss per share:

	Year Ended December 31,
(In thousands, except per share data)	2022	2021	2020
Numerator
Net loss - basic and diluted	$(20,834)	$(25,526)	$(80,696)

Denominator
Weighted average common shares outstanding - basic	92,712	91,460	90,198
Dilutive effect of stock options and restricted stock awards	—	—	—
Weighted average common shares outstanding - diluted	92,712	91,460	90,198

Net loss per common share
Basic	$(0.22)	$(0.28)	$(0.89)
Diluted	$(0.22)	$(0.28)	$(0.89)

We excluded the following weighted-average potential shares from the calculations of diluted net loss per share during the applicable periods because their inclusion would have been anti-dilutive:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Stock options and restricted stock awards	5,545	5,754	5,238

For 2022, 2021 and 2020, we excluded all potentially dilutive stock options and restricted stock awards in calculating diluted earnings per share as the effect was anti-dilutive due to the net loss incurred for these periods. For 2021 and 2020, the Convertible Notes, which matured in December 2021, did not impact the calculation of diluted earnings per share due to the net loss incurred for those periods.
Note 12 — Stock-Based Compensation and Other Benefit Plans
The following describes stockholder approved plans utilized by us for the issuance of stock-based awards.
2014 Non-Employee Directors’ Restricted Stock Plan
In May 2014, our stockholders approved the 2014 Non-Employee Directors’ Restricted Stock Plan (“2014 Director Plan”) which authorizes grants of restricted stock to non-employee directors. Each restricted share granted to a non-employee director vests in full on the earlier of the day prior to the next annual meeting of stockholders following the grant date or the first anniversary of the grant. In May 2022, our stockholders approved an amendment to the 2014 Director Plan, increasing the number of shares authorized for issuance from 1,200,000 to 1,400,000 shares. At December 31, 2022, 86,188 shares remained available for award under the 2014 Director Plan. During 2022, non-employee directors received 260,339 shares of restricted stock at a weighted average grant-date fair value of $4.11 per share.
2015 Employee Equity Incentive Plan
In May 2015, our stockholders approved the 2015 Employee Equity Incentive Plan (“2015 Plan”) pursuant to which the Compensation Committee of our Board of Directors (“Compensation Committee”) may grant to key employees, including executive officers and other corporate and divisional employees, a variety of forms of equity-based compensation, including options to purchase shares of common stock, shares of restricted common stock, restricted stock units, stock appreciation rights, other stock-based awards, and performance-based awards. In May 2022, our stockholders approved an amendment to the 2015 Plan, increasing the number of shares authorized for issuance from 14,300,000 to 15,300,000 shares. At December 31, 2022, 1,767,893 shares remained available for award under the 2015 Plan.
In June 2017, our Board of Directors approved the Long-Term Cash Incentive Plan (“Cash Plan”), a sub-plan to the 2015 Plan, pursuant to which the Compensation Committee may grant time-based cash awards or performance-based cash awards to key employees, including executive officers and other corporate and divisional employees, to provide an opportunity

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The following table summarizes activity for our outstanding stock options for the year ended December 31, 2022:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at beginning of period	1,796,876	$7.08
Granted	—	—
Exercised	—	—
Expired or canceled	(364,138)	5.71
Outstanding at end of period	1,432,738	$7.39	2.40	$—

Vested or expected to vest at end of period	1,432,738	$7.39	2.40	$—
Options exercisable at end of period	1,432,738	$7.39	2.40	$—
There were no stock options exercised and no compensation cost recognized for stock options during the years ended December 31, 2022, 2021, or 2020.
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

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the activity for our outstanding time-vested restricted stock awards and restricted stock units for the year ended December 31, 2022:

Nonvested Restricted Stock Awards (Time-Vesting)	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2022	235,367	$3.97
Granted	260,339	4.11
Vested	(235,367)	3.97
Forfeited	—	—
Nonvested at December 31, 2022	260,339	$4.11

Nonvested Restricted Stock Units (Time-Vesting)	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2022	4,639,261	$3.29
Granted	1,977,096	4.11
Vested	(1,924,067)	3.67
Forfeited	(313,013)	3.18
Nonvested at December 31, 2022	4,379,277	$3.50
Total compensation cost recognized for restricted stock awards and restricted stock units was $6.7 million, $7.7 million and $6.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Total unrecognized compensation cost at December 31, 2022 related to restricted stock awards and restricted stock units was approximately $10.0 million which is expected to be recognized over the next 1.8 years. During the years ended December 31, 2022, 2021 and 2020, the total fair value of shares vested was $9.4 million, $5.3 million and $1.9 million, respectively. For the years ended December 31, 2022, 2021 and 2020, we recognized tax benefits resulting from the vesting of restricted stock awards and units of $1.8 million, $1.1 million and $0.4 million, respectively.
Cash-Based Awards
The Compensation Committee also approved the issuance of cash-based awards to certain executive officers during 2022, 2021 and 2020. The 2022 awards included a target amount of $2.8 million of performance-based cash awards. The 2021 awards included $1.4 million of time-based cash awards and a target amount of $3.0 million of performance-based cash awards. The 2020 awards included a target amount of $2.6 million of performance-based cash awards.
The performance-based cash awards are settled based on the relative ranking of our TSR as compared to the TSR of our designated peer group over a three-year period. The performance period began June 1, 2022 and ends May 31, 2025 for the 2022 awards, began May 2, 2021 and ends May 31, 2024 for the 2021 awards, and began May 2, 2020 and ends May 31, 2023 for the 2020 awards. The ending TSR price is equal to the average closing price of our shares over the last 30-calendar days of the performance period, and provide for a cash payout ranging from 0% to 200% of target for each eligible executive.
The performance-based cash awards are accrued as a liability award over the performance period based on the estimated fair value. The fair value of the performance-based cash awards is remeasured each period using a Monte Carlo valuation model with changes in fair value recognized in the consolidated statement of operations. As of December 31, 2022 and 2021, the total liability for cash-based awards was $6.5 million and $5.7 million, respectively.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Defined Contribution Plan
Substantially all of our U.S. employees are covered by a defined contribution plan (“401(k) Plan”). Employees may voluntarily contribute up to 50% of compensation, as defined in the 401(k) Plan. Participants’ contributions, up to 3% of compensation, are matched 100% by us, and the participants’ contributions, from 3% to 6% of compensation, are matched 50% by us. Effective January 1, 2023, Participant’s contributions up to 4% are matched 100% by us with contributions from 4% to 6% being matched 50%. In connection with the cost reduction programs implemented in early 2020, we temporarily eliminated our 401(k) matching contribution beginning in April 2020. Beginning in the second quarter of 2021, we reinstituted the matching contribution for our U.S. defined contribution plan. Under the 401(k) Plan, our cash contributions were $2.5 million, $2.2 million and $1.2 million for 2022, 2021 and 2020, respectively.
Note 13 — Segment and Related Information
We currently operate our business through two reportable segments: Fluids Systems and Industrial Solutions. In addition, we had a third reportable segment, Industrial Blending, which was exited in 2022. Prior to 2022, we aggregated our now exited Industrial Blending business and reported it within Industrial Solutions. We have reflected these three reportable segments for all periods presented in this Annual Report on Form 10-K. All intercompany revenues and related profits have been eliminated.
•Fluids Systems — Our Fluids Systems segment provides customized drilling, completion, and stimulation fluids products and related technical services to customers for oil, natural gas, and geothermal projects primarily in North America and EMEA, as well as certain countries in Asia Pacific and Latin America. In the fourth quarter of 2022, we exited two of our Fluids Systems business units, including our U.S.-based mineral grinding business as well as our Gulf of Mexico fluids operations (see Note 2 for additional information).
•Industrial Solutions — Our Industrial Solutions segment provides temporary worksite access solutions, including the rental of our recyclable composite matting systems, along with related site construction and services to customers in various markets including power transmission, E&P, pipeline, renewable energy, petrochemical, construction and other industries, primarily in the United States and Europe. We also manufacture and sell our recyclable composite mats to customers around the world, with power transmission being the primary end-market.
•Industrial Blending — Our Industrial Blending segment began operations in 2020 and supported industrial end-markets, including the production of disinfectants and industrial cleaning products. We completed the wind down of the Industrial Blending business in the first quarter of 2022, and we completed the sale of the industrial blending and warehouse facility and related equipment located in Conroe, Texas in the fourth quarter of 2022 (see Note 2 for additional information).

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summarized financial information for our reportable segments is shown in the following tables:

	Year Ended December 31,
(In thousands)	2022	2021	2020

Revenues
Fluids Systems	$622,601	$420,789	$354,608
Industrial Solutions	192,993	185,171	130,469
Industrial Blending	—	8,821	7,548
Total revenues	$815,594	$614,781	$492,625

Depreciation and amortization
Fluids Systems	$13,875	$17,877	$20,555
Industrial Solutions	21,653	19,304	20,127
Industrial Blending	678	1,095	300
Corporate office	2,404	3,949	4,332
Total depreciation and amortization	$38,610	$42,225	$45,314

Operating income (loss)
Fluids Systems	$(15,566)	$(19,012)	$(66,403)
Industrial Solutions	43,899	42,117	13,030
Industrial Blending	(8,002)	(2,384)	429
Corporate office	(29,365)	(29,546)	(25,690)
Total operating income (loss)	$(9,034)	$(8,825)	$(78,634)

Segment assets
Fluids Systems	$420,039	$458,179	$419,381
Industrial Solutions	247,611	247,531	238,376
Industrial Blending	—	20,139	21,542
Corporate office	47,225	27,037	29,893
Total segment assets	$714,875	$752,886	$709,192

Capital expenditures
Fluids Systems	$3,906	$3,644	$6,237
Industrial Solutions	23,569	15,311	7,831
Industrial Blending	230	2,091	—
Corporate office	568	747	1,726
Total capital expenditures	$28,273	$21,793	$15,794
The increase in Corporate office segment assets primarily relates to the transition in 2022 of our Katy, Texas technology center from the Fluids Systems segment to a multi-purpose facility housing both business headquarters and support personnel, as well as administrative offices for two third-party lessees. The decrease in Fluids Systems segment assets includes the impact of the Excalibar divestiture (see Note 2) and the transfer of the Katy technology center to the Corporate office, as described above, partially offset by an increase in working capital.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Operating results for the Fluids Systems segment include the following charges. See Note 2 for additional information regarding the 2022 charges.

	Year Ended December 31,
(In thousands)	2022	2021	2020
Impairments and other charges	$29,417	$—	$—
Gain on divestitures	(971)	—	—
Fourchon, Louisiana hurricane-related costs	—	2,596	—
Facility exit costs and other	1,000	2,399	(201)
Severance costs	398	1,329	3,729
Kenedy, Texas facility fire (insurance recovery)	—	(849)	—
Brazil exit - Recognition of cumulative foreign currency translation losses	—	—	11,689
Inventory write-downs	—	—	10,345
Property, plant and equipment impairment	—	—	3,038
Total Fluids Systems impairments and other charges	$29,844	$5,475	$28,600
Industrial Blending operating results for 2022 includes a $7.9 million non-cash impairment charge related to the long-lived assets previously used in the now exited Industrial Blending business, as described in Note 2.
The following table presents further disaggregated revenues for the Fluids Systems segment:

	Year Ended December 31,
(In thousands)	2022	2021	2020
United States	$355,435	$227,261	$202,052
Canada	61,069	48,007	24,762
Total North America	416,504	275,268	226,814

EMEA	185,298	132,221	115,891
Other	20,799	13,300	11,903
Total International	206,097	145,521	127,794

Total Fluids Systems revenues	$622,601	$420,789	$354,608
The following table presents further disaggregated revenues for the Industrial Solutions segment:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Product sales revenues	$58,692	$66,796	$29,170
Rental revenues	75,616	68,455	47,341
Service revenues	58,685	49,920	53,958
Total Industrial Solutions revenues	$192,993	$185,171	$130,469

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

	Year Ended December 31,
(In thousands)	2022	2021	2020
Revenues
United States	$535,335	$402,246	$327,598
Canada	61,069	48,007	24,762
EMEA	198,391	151,228	128,362
Asia Pacific	15,722	7,629	6,561
Latin America	5,077	5,671	5,342
Total revenues	$815,594	$614,781	$492,625

Long-lived assets
United States	$250,196	$318,839	$329,719
Canada	1,215	1,209	1,503
EMEA	32,487	38,923	44,577
Asia Pacific	2,392	2,712	3,007
Latin America	344	375	500
Total long-lived assets	$286,634	$362,058	$379,306
For 2022, 2021 and 2020, no single customer accounted for more than 10% of our consolidated revenues.
Note 14 — Supplemental Cash Flow and Other Information
Supplemental disclosures to the statements of cash flows are presented below:

(in thousands)	2022	2021	2020
Cash paid (received) for:
Income taxes (net of refunds)	$9,058	$6,912	$6,350
Interest	$5,945	$5,339	$6,054
Cash, cash equivalents, and restricted cash in the consolidated statements of cash flows consisted of the following:

(in thousands)	2022	2021	2020
Cash and cash equivalents	$23,182	$24,088	$24,197
Restricted cash (included in other current assets)	1,879	5,401	6,151
Cash, cash equivalents, and restricted cash	$25,061	$29,489	$30,348
Accounts payable and accrued liabilities at December 31, 2022, 2021, and 2020, included accruals for capital expenditures of $1.1 million, $0.7 million, and $0.5 million, respectively.
Accrued liabilities at December 31, 2022 and 2021 included accruals for employee incentives and other compensation related expenses of $25.2 million and $23.1 million, respectively.
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
Other

We do not have any special purpose entities. At December 31, 2022, we had $42.3 million in outstanding letters of credit, performance bonds, and other guarantees for which certain of the letters of credit are collateralized by $1.9 million in restricted cash. We also enter into normal short-term operating leases for office and warehouse space, as well as certain operating equipment. None of these off-balance sheet arrangements either had, or is expected to have, a material effect on our financial statements.
We are self-insured for health claims, subject to certain “stop loss” insurance policies. Claims in excess of $250,000 per incident are insured by third-party insurers. Based on historical experience, we had accrued liabilities of $0.7 million for unpaid claims incurred at both December 31, 2022 and 2021. Substantially all of these estimated claims are expected to be paid within six months of their occurrence. In addition, we are self-insured for certain workers’ compensation, auto, and general liability claims up to a certain policy limit. Claims in excess of $750,000 are insured by third-party reinsurers. Based on historical experience, we had accrued liabilities of $3.1 million and $2.5 million for the uninsured portion of claims at December 31, 2022 and 2021, respectively.
We also maintain accrued liabilities for asset retirement obligations, which represent obligations associated with the retirement of tangible long-lived assets that result from the normal operation of the long-lived asset. Our asset retirement obligations primarily relate to required expenditures associated with owned and leased facilities. Upon settlement of the liability, a gain or loss for any difference between the settlement amount and the liability recorded is recognized. We had accrued asset retirement obligations of $1.2 million and $1.1 million at December 31, 2022 and 2021, respectively.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022, the end of the period covered by this annual report.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022 as required by the Securities and Exchange Act of 1934 Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in a report entitled “Internal Control — Integrated Framework (2013).” We concluded that based on our evaluation, our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Matthew S. Lanigan
Matthew S. Lanigan
Chief Executive Officer

/s/ Gregg S. Piontek
Gregg S. Piontek
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Newpark Resources, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Newpark Resources, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 24, 2023, expressed an unqualified opinion on those financial statements.
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
February 24, 2023

ITEM 9B. Other Information
None.
ITEM 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The information required by this Item is incorporated by reference to the “Executive Officers” and “Election of Directors” sections of the definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders.
Compliance with Section 16(a) of the Exchange Act
The information required by this Item, if applicable, is incorporated by reference to the “Delinquent Section 16(a) Reports” section of the definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders.
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
ITEM 11. Executive Compensation
The information required by this Item is incorporated by reference to the “Executive Compensation” section of the definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the “Ownership of Common Stock” and “Equity Compensation Plan Information” sections of the definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the “Related Person Transactions” and “Director Independence” sections of the definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders.

ITEM 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is Deloitte & Touche LLP, Houston, Texas, PCAOB ID No 34.
The information required by this Item is incorporated by reference to the “Independent Auditor” section of the definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders.

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

3.9
Amended and Restated Bylaws of Newpark Resources, Inc., effective November 15, 2022, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 17, 2022 (SEC File No. 001-02960).

4.1
Description of Common Stock of Newpark Resources, Inc., incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 25, 2022 (SEC File No. 001-02960).

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

†10.12
Amended and Restated Employment Agreement effective March 1, 2022, between Newpark Resources, Inc. and Matthew Lanigan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 4, 2022 (SEC File No. 001-02960).

†10.13
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

†10.15
Amendment to Employment Agreement and Change in Control Agreement dated May 19, 2021 between Newpark Resources, Inc. and E. Chipman Earle, incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 24, 2021 (SEC File No. 001-02960).

†10.16
Employment Agreement, dated as of July 2, 2019, between Newpark Resources, Inc. and David Paterson, incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on July 8, 2019 (SEC File No. 001-02960).

†10.17
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

†10.19
Amendment to Employment Agreement and Change in Control Agreement dated May 19, 2021 between Newpark Resources, Inc. and David Paterson, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 24, 2021 (SEC File No. 001-02960).

10.20	Form of Indemnification Agreement, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on July 25, 2014 (SEC File No. 001-02960).
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

†10.24
Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on March 26, 2007 (SEC File No. 333-0141577).

†10.25
Newpark Resources, Inc., 2008 Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.1 the Company’s Registration Statement on Form S-8 filed on December 9, 2008 (SEC File No. 333-156010).

†10.26
Form of Change of Control Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed on May 2, 2008 (SEC File No. 001-02960).

†10.27	Newpark Resources, Inc. 2010 Annual Cash Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2010 (SEC File No. 001-02960).
†10.28
Director Compensation Summary, incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 23, 2018 (SEC File No. 001-02960).

†10.29
Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009), incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on August 14, 2009 (SEC File No. 333-161378).

†10.30
Amendment No. 1 to the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009), incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).

†10.31
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

†10.34
Newpark Resources, Inc. 2014 Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on May 22, 2014 (SEC File No. 333-196164).

†10.35
Amendment No. 1 to the Newpark Resources, Inc. 2014 Non-Employee Directors' Restricted Stock Plan (incorporated by reference to Appendix C to the Registrant’s definitive proxy statement filed on April 8, 2021).

†10.36
Amendment No. 2 to the Newpark Resources, Inc. 2014 Non-Employee Directors’ Restricted Stock Plan (incorporated by reference to Appendix C to the Registrant’s definitive proxy statement filed on April 8, 2022).

†10.37
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

†10.39
Amendment No. 1 to Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-8 filed on May 19, 2016 (333-211459).

†10.40
Amendment No. 2 to Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed on May 18, 2017 (SEC File No. 333-218072).

†10.41
Newpark Resources, Inc. Amended and Restated 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-8 filed on May 23, 2019 (SEC File No. 333-231715).

†10.42
Amendment No. 1 to the Newpark Resources, Inc. Amended and Restated 2015 Employee Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement filed on April 8, 2021).

†10.43
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

†10.61
Newpark Resources, Inc. Amended and Restated Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on May 18, 2017 (SEC File No. 333-218074).

†10.62	Newpark Resources, Inc. Long-Term Cash Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2017 (SEC File No. 001-02960).
†10.63
Form of Time-Based Cash Award Agreement under the Newpark Resources, Inc. Long-Term Cash Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 15, 2017 (SEC File No. 001-02960).

†10.64
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

†10.66	Form of Cash Retention Award Agreement dated August 17, 2021, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 23, 2021 (SEC File No. 001-02960).
†10.67	Form of Non-Employee Director Cash Award Agreement, incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q filed on August 4, 2020 (SEC File No. 001-02960).
†10.68
Newpark Resources, Inc. Retirement Policy for U.S. Employees, as amended, Approved and Adopted April 6, 2015, amended as of May 20, 2020, incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q filed on August 4, 2020 (SEC File No. 001-02960).

†10.69	Newpark Resources, Inc. U.S. Executive Severance Plan, incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on November 4, 2020 (SEC File No. 001-02960).
†10.70
Newpark Resources, Inc. Change in Control Plan, incorporated by reference to Exhibit 10.75 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 26, 2021 (SEC File No. 001-02960).

10.71
Second Amended and Restated Credit Agreement dated as of May 2, 2022 by and among Newpark Resources, Inc., Newpark Drilling Fluids LLC, Newpark Mats & Integrated Services LLC, Excalibar Minerals LLC, Newpark Industrial Blending Solutions LLC, and Dura-Base Nevada, Inc., as borrowers, Bank of America, N.A., as the Administrative Agent, Swing Line Lender and an L/C Issuer, and the other Lenders party hereto, incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed on May 4, 2022 (SEC File No. 001-02960).

10.72
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

NEWPARK RESOURCES, INC.

By:	/s/ Matthew S. Lanigan
Matthew S. Lanigan
Chief Executive Officer

Dated: February 24, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Matthew S. Lanigan	Chief Executive Officer and Director	February 24, 2023
Matthew S. Lanigan	(Principal Executive Officer)

/s/ Gregg S. Piontek	Senior Vice President and Chief Financial Officer	February 24, 2023
Gregg S. Piontek	(Principal Financial Officer)

/s/ Douglas L. White	Vice President, Chief Accounting Officer and Treasurer	February 24, 2023
Douglas L. White	(Principal Accounting Officer)

/s/ Anthony J. Best	Chairman of the Board	February 24, 2023
Anthony J. Best

/s/ Roderick A. Larson	Director	February 24, 2023
Roderick A. Larson

/s/ Michael A. Lewis	Director	February 24, 2023
Michael A. Lewis

/s/ Claudia M. Meer	Director	February 24, 2023
Claudia M. Meer

/s/ John C. Mingé	Director	February 24, 2023
John C. Mingé

/s/ Rose M. Robeson	Director	February 24, 2023
Rose M. Robeson

/s/ Donald W. Young	Director	February 24, 2023
Donald W. Young