Form 10-Q
period 2023-06-30
NEWPARK RESOURCES INC
filed 2023-08-02
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
    Yes ☐     No ☑
As of July 31, 2023, a total of 86,812,902 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2023

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

PART I     FINANCIAL INFORMATION
ITEM 1.    Financial Statements
Newpark Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$22,353	$23,182
Receivables, net of allowance of $5,205 and $4,817, respectively	193,365	242,247
Inventories	147,113	149,571
Prepaid expenses and other current assets	14,231	10,966
Total current assets	377,062	425,966

Property, plant and equipment, net	194,584	193,099
Operating lease assets	22,549	23,769
Goodwill	47,273	47,110
Other intangible assets, net	18,766	20,215
Deferred tax assets	2,480	2,275
Other assets	2,237	2,441
Total assets	$664,951	$714,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$21,654	$22,438
Accounts payable	79,437	93,633
Accrued liabilities	39,327	46,871
Total current liabilities	140,418	162,942

Long-term debt, less current portion	76,466	91,677
Noncurrent operating lease liabilities	18,844	19,816
Deferred tax liabilities	7,780	8,121
Other noncurrent liabilities	7,310	9,291
Total liabilities	250,818	291,847

Commitments and contingencies (Note 9)

Common stock, $0.01 par value (200,000,000 shares authorized and 111,669,464 and 111,451,999 shares issued, respectively)	1,117	1,115
Paid-in capital	637,435	641,266
Accumulated other comprehensive loss	(64,884)	(67,186)
Retained earnings	3,903	2,489
Treasury stock, at cost (24,889,137 and 21,751,232 shares, respectively)	(163,438)	(154,656)
Total stockholders’ equity	414,133	423,028
Total liabilities and stockholders’ equity	$664,951	$714,875

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2023	2022	2023	2022
Revenues	$183,256	$194,144	$383,286	$370,582
Cost of revenues	150,170	168,206	314,908	319,194
Selling, general and administrative expenses	25,576	24,330	50,986	48,763
Other operating (income) loss, net	(1,184)	(80)	(1,445)	(30)
Impairments and other charges	2,816	7,905	2,816	7,905
Operating income (loss)	5,878	(6,217)	16,021	(5,250)

Foreign currency exchange (gain) loss	(102)	(583)	217	(519)
Interest expense, net	2,146	1,638	4,235	2,844
Income (loss) before income taxes	3,834	(7,272)	11,569	(7,575)

Provision (benefit) for income taxes	2,132	480	4,247	(2,344)
Net income (loss)	$1,702	$(7,752)	$7,322	$(5,231)

Net income (loss) per common share - basic:	$0.02	$(0.08)	$0.08	$(0.06)
Net income (loss) per common share - diluted:	$0.02	$(0.08)	$0.08	$(0.06)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022

Net income (loss)	$1,702	$(7,752)	$7,322	$(5,231)

Foreign currency translation adjustments, net of tax benefit (expense) of $(128), $366, $(118), $465	303	(6,093)	2,302	(7,321)

Comprehensive income (loss)	$2,005	$(13,845)	$9,624	$(12,552)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In thousands)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total
Balance at March 31, 2023	$1,115	$643,004	$(65,187)	$8,109	$(169,812)	$417,229
Net income	—	—	—	1,702	—	1,702
Employee stock options, restricted stock and employee stock purchase plan	2	(7,129)	—	(5,908)	11,374	(1,661)
Stock-based compensation expense	—	1,560	—	—	—	1,560
Treasury shares purchased at cost	—	—	—	—	(5,000)	(5,000)
Foreign currency translation, net of tax	—	—	303	—	—	303
Balance at June 30, 2023	$1,117	$637,435	$(64,884)	$3,903	$(163,438)	$414,133

Balance at March 31, 2022	$1,093	$636,397	$(62,708)	$26,866	$(136,505)	$465,143
Net loss	—	—	—	(7,752)	—	(7,752)
Employee stock options, restricted stock and employee stock purchase plan	20	(834)	—	(1,023)	(440)	(2,277)
Stock-based compensation expense	—	1,730	—	—	—	1,730
Foreign currency translation, net of tax	—	—	(6,093)	—	—	(6,093)
Balance at June 30, 2022	$1,113	$637,293	$(68,801)	$18,091	$(136,945)	$450,751

Balance at December 31, 2022	$1,115	$641,266	$(67,186)	$2,489	$(154,656)	$423,028
Net income	—	—	—	7,322	—	7,322
Employee stock options, restricted stock and employee stock purchase plan	2	(7,129)	—	(5,908)	11,367	(1,668)
Stock-based compensation expense	—	3,298	—	—	—	3,298
Treasury shares purchased at cost	—	—	—	—	(20,149)	(20,149)
Foreign currency translation, net of tax	—	—	2,302	—	—	2,302
Balance at June 30, 2023	$1,117	$637,435	$(64,884)	$3,903	$(163,438)	$414,133

Balance at December 31, 2021	$1,093	$634,929	$(61,480)	$24,345	$(136,501)	$462,386
Net loss	—	—	—	(5,231)	—	(5,231)
Employee stock options, restricted stock and employee stock purchase plan	20	(834)	—	(1,023)	(444)	(2,281)
Stock-based compensation expense	—	3,198	—	—	—	3,198
Foreign currency translation, net of tax	—	—	(7,321)	—	—	(7,321)
Balance at June 30, 2022	$1,113	$637,293	$(68,801)	$18,091	$(136,945)	$450,751

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income (loss)	$7,322	$(5,231)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Impairments and other non-cash charges	2,816	7,905
Depreciation and amortization	15,803	20,563
Stock-based compensation expense	3,298	3,198
Provision for deferred income taxes	(916)	(6,918)
Credit loss expense	464	447
Gain on sale of assets	(1,649)	(2,001)
Amortization of original issue discount and debt issuance costs	274	587
Change in assets and liabilities:
(Increase) decrease in receivables	39,324	(5,350)
Increase in inventories	(3,440)	(38,660)
Increase in other assets	(3,187)	(5,196)
Increase (decrease) in accounts payable	(14,453)	12,208
Decrease in accrued liabilities and other	(8,808)	(4,563)
Net cash provided by (used in) operating activities	36,848	(23,011)

Cash flows from investing activities:
Capital expenditures	(15,347)	(9,515)
Proceeds from divestitures	18,086	—
Proceeds from sale of property, plant and equipment	2,304	1,943
Net cash used in investing activities	5,043	(7,572)

Cash flows from financing activities:
Borrowings on lines of credit	149,253	156,420
Payments on lines of credit	(167,435)	(129,914)
Proceeds from term loan	—	3,754
Debt issuance costs	—	(997)
Purchases of treasury stock	(21,966)	(2,537)
Other financing activities	(2,864)	296
Net cash provided by (used in) financing activities	(43,012)	27,022

Effect of exchange rate changes on cash	332	(1,412)

Net decrease in cash, cash equivalents, and restricted cash	(789)	(4,973)
Cash, cash equivalents, and restricted cash at beginning of period	25,061	29,489
Cash, cash equivalents, and restricted cash at end of period	$24,272	$24,516

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Significant Accounting Policies
Newpark Resources, Inc. is a geographically diversified supplier providing environmentally-sensitive products, as well as rentals and services to customers across multiple industries. The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we collectively refer to as the “Company,” “we,” “our,” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission, and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. Our fiscal year end is December 31, our second quarter represents the three month period ended June 30, and our first half represents the six month period ended June 30. The results of operations for the second quarter and first half of 2023 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise noted, all currency amounts are stated in U.S. dollars.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2023, our results of operations for the second quarter and first half of 2023 and 2022, and our cash flows for the first half of 2023 and 2022. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2022 is derived from the audited consolidated financial statements at that date.
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
•Our Fluids Systems segment provides customized drilling and completion fluids products and related technical services to oil and natural gas exploration and production (“E&P”) customers primarily in North America and Europe, the Middle East and Africa (“EMEA”), as well as certain countries in Asia Pacific.
In the fourth quarter of 2022, we exited two of our Fluids Systems business units, including our U.S.-based mineral grinding business as well as our Gulf of Mexico fluids operations (see Note 11 for additional information). Additionally, in June 2023, we announced that we have engaged Lazard to assist us in a review of strategic alternatives for the long-term positioning of our Fluids Systems division.
•Our Industrial Solutions segment provides temporary worksite access solutions, including the rental of our recyclable composite matting systems, along with related site construction and services to customers in various markets including power transmission, E&P, pipeline, renewable energy, petrochemical, construction and other industries, primarily in the United States and United Kingdom. We also manufacture and sell our recyclable composite mats to customers around the world, with power transmission being the primary end-market.
•Our Industrial Blending segment began operations in 2020 and supported industrial end-markets, including the production of disinfectants and industrial cleaning products. We completed the wind down of the Industrial Blending business in the first quarter of 2022, and we completed the sale of the industrial blending assets in the fourth quarter of 2022.

Note 2 – Earnings Per Share
The following table presents the reconciliation of the numerator and denominator for calculating net income (loss) per share:

	Second Quarter		First Half
(In thousands, except per share data)	2023	2022	2023	2022
Numerator
Net income (loss) - basic and diluted	$1,702	$(7,752)	$7,322	$(5,231)

Denominator
Weighted average common shares outstanding - basic	85,761	92,657	87,159	92,389
Dilutive effect of stock options and restricted stock awards	1,712	—	1,853	—
Weighted average common shares outstanding - diluted	87,473	92,657	89,012	92,389

Net income (loss) per common share
Basic	$0.02	$(0.08)	$0.08	$(0.06)
Diluted	$0.02	$(0.08)	$0.08	$(0.06)
We excluded the following weighted-average potential shares from the calculations of diluted net income (loss) per share during the applicable periods because their inclusion would have been anti-dilutive:

	Second Quarter		First Half
(In thousands)	2023	2022	2023	2022
Stock options and restricted stock awards	1,330	5,169	1,035	5,432
For the second quarter and first half of 2022, we excluded all potentially dilutive stock options and restricted stock awards in calculating diluted earnings per share as the effect was anti-dilutive due to the net loss incurred for these periods.
Note 3 – Repurchase Program
In February 2023, our Board of Directors approved certain changes to our repurchase program and increased the total authorization available to $50.0 million. Our repurchase program authorizes us to purchase outstanding shares of our common stock in the open market or as otherwise determined by management, subject to certain limitations under the Amended ABL Facility (as defined in Note 7) and other factors. The repurchase program has no specific term. Repurchases are expected to be funded from borrowings under our Amended ABL Facility, operating cash flows, and available cash on hand. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. As of June 30, 2023, we had $30.1 million remaining under the program.
During the first half of 2023, we repurchased an aggregate of 4.6 million shares of our common stock under the repurchase program for a total cost of $20.1 million, inclusive of commissions and excise taxes. There were no shares of common stock repurchased under the repurchase program during the first half of 2022.
Note 4 – Stock-Based and Other Long-Term Incentive Compensation
During the second quarter of 2023, our stockholders approved the Company’s Second Amended and Restated 2015 Employee Equity Incentive Plan (“2015 Plan”), increasing the number of shares authorized for issuance under the 2015 Plan from 15.3 million to 16.5 million shares, and also approved the Company’s Amended and Restated 2014 Non-Employee Directors’ Restricted Stock Plan (“2014 Director Plan”), increasing the number of shares authorized for issuance under the 2014 Director Plan from 1.4 million to 2.0 million shares.
During the second quarter of 2023, the Compensation Committee of our Board of Directors (“Compensation Committee”) approved equity-based compensation awards to executive officers and other key employees consisting of an aggregate of 1.7 million restricted stock units, which will vest in equal installments over a three-year period. In addition, non-employee directors received grants of an aggregate of 0.2 million restricted stock awards, which will vest in full on the earlier of the day prior to the next annual meeting of stockholders following the grant date or the first anniversary of the grant date. The weighted average grant-date fair value was $3.89 per share for both the restricted stock units and restricted stock awards. At June 30, 2023, 2.2 million shares remained available for award under the 2015 Plan and 0.7 million shares remained available for award under the 2014 Director Plan.

Also during the second quarter of 2023, the Compensation Committee approved the issuance of performance-based cash awards to certain executive officers with an aggregate target value of $2.5 million. Of the $2.5 million, $1.8 million will be settled based on the relative ranking of our total shareholder return (“TSR”) as compared to the TSR of our designated peer group and $0.7 million will be settled based on the consolidated return on net capital employed (“RONCE”), each measured over a three-year performance period. The cash payout for each executive ranges from 0% to 200% of target. TSR performance for the 2023 grants will be determined based upon the Company’s and peer group’s average closing share price for the 30 calendar day period ending May 31, 2026, adjusted for dividends, as compared to the 30 calendar day period ending May 31, 2023. RONCE performance for the 2023 grants will be determined based upon the Company’s average three-year RONCE performance for the fiscal years ending December 31, 2023, 2024 and 2025. The performance-based cash awards are accrued as a liability award over the performance period based on the estimated fair value. The fair value of the TSR performance-based cash awards is remeasured each period using a Monte-Carlo valuation model with changes in fair value recognized in the consolidated statements of operations.
Note 5 – Receivables
Receivables consisted of the following:

(In thousands)	June 30, 2023	December 31, 2022
Trade receivables:
Gross trade receivables	$189,393	$227,762
Allowance for credit losses	(5,205)	(4,817)
Net trade receivables	184,188	222,945
Income tax receivables	2,543	2,697
Other receivables	6,634	16,605
Total receivables, net	$193,365	$242,247
The decrease in trade receivables in 2023 was primarily attributable to the decrease in revenues in the second quarter of 2023 compared to the fourth quarter of 2022, as well as collection of trade receivable amounts outstanding related to our divestitures (as described in Note 11). Other receivables included $0.9 million and $10.8 million for non-trade receivables related to our divestitures as of June 30, 2023 and December 31, 2022, respectively. Other receivables also included $4.9 million and $3.5 million for value added, goods and service taxes related to foreign jurisdictions as of June 30, 2023 and December 31, 2022, respectively.
Changes in our allowance for credit losses were as follows:

	First Half
(In thousands)	2023	2022
Balance at beginning of period	$4,817	$4,587
Credit loss expense	464	447
Write-offs, net of recoveries	(76)	(431)
Balance at end of period	$5,205	$4,603
Note 6 – Inventories
Inventories consisted of the following:

(In thousands)	June 30, 2023	December 31, 2022
Raw materials:
Fluids Systems	$111,317	$110,623
Industrial Solutions	5,432	3,966
Total raw materials	116,749	114,589
Blended fluids systems components	19,292	29,244
Finished goods - mats	11,072	5,738
Total inventories	$147,113	$149,571
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
The Fluids Systems segment operating results for the second quarter of 2023 includes $2.6 million of total charges for inventory write-downs (as described in Note 11).
Note 7 – Financing Arrangements and Fair Value of Financial Instruments
Financing arrangements consisted of the following:

	June 30, 2023			December 31, 2022
(In thousands)	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt
Amended ABL Facility	$62,800	$—	$62,800	$80,300	$—	$80,300
Foreign subsidiary facilities	14,390	—	14,390	16,081	—	16,081
Finance leases	8,191	—	8,191	4,999	—	4,999
U.K. term loan	6,665	(75)	6,590	7,201	(99)	7,102
Other debt	6,169	(20)	6,149	5,668	(35)	5,633
Total debt	98,215	(95)	98,120	114,249	(134)	114,115
Less: current portion	(21,654)	—	(21,654)	(22,438)	—	(22,438)
Long-term debt	$76,561	$(95)	$76,466	$91,811	$(134)	$91,677
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
As of June 30, 2023, our total availability under the Amended ABL Facility was $145.9 million, of which $62.8 million was drawn and $3.4 million was used for outstanding letters of credit, resulting in remaining availability of $79.7 million.
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
As of June 30, 2023, the applicable margin for borrowings under the Amended ABL Facility was 1.50% with respect to BSBY borrowings and 0.50% with respect to base rate borrowings. As of June 30, 2023, the weighted average interest rate for the Amended ABL Facility was 6.8% and the applicable commitment fee on the unused portion of the Amended ABL Facility was 0.375% per annum.
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
Other Debt. Certain of our foreign subsidiaries maintain local credit arrangements consisting primarily of lines of credit or overdraft facilities which are generally renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. In addition, in April 2022, a U.K. subsidiary entered a £7.0 million term loan and a £2.0 million revolving credit facility. Both the term loan and revolving credit facility mature in April 2025 and bear interest at a rate of Sterling Overnight Index Average plus a margin of 3.25% per year. As of June 30, 2023, the interest rate for the U.K. facilities was 8.2%. The term loan is payable in quarterly installments of £350,000 plus interest beginning June 2022 and a £2.8 million payment due at maturity. We also maintain finance leases primarily related to transportation equipment.
In addition, at June 30, 2023, we had $45.0 million in outstanding letters of credit, performance bonds, and other guarantees for which certain of the letters of credit are collateralized by $1.9 million in restricted cash.
Our financial instruments include cash and cash equivalents, receivables, payables, and debt. We believe the carrying values of these instruments approximated their fair values at June 30, 2023 and December 31, 2022.
Note 8 – Income Taxes
The provision for income taxes was $4.2 million for the first half of 2023, reflecting an effective tax rate of 37%. The 2023 provision for income taxes reflects the impact from the geographic composition of our earnings and was unfavorably impacted by losses in certain international jurisdictions in which we are unable to recognize a related tax benefit, partially offset by the benefit associated with a partial valuation allowance release to recognize a portion of previously unbenefited U.S. net operating losses. The benefit for income taxes was $2.3 million for the first half of 2022, which includes an income tax benefit of $3.1 million related to the restructuring of certain subsidiary legal entities within Europe, as the undistributed earnings for an international subsidiary are no longer subject to certain taxes upon future distribution.
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

	First Half
(In thousands)	2023	2022
Cash paid for:
Income taxes (net of refunds)	$4,503	$5,508
Interest	$4,025	$2,110
Cash, cash equivalents, and restricted cash in the consolidated statements of cash flows consisted of the following:

(In thousands)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$22,353	$23,182
Restricted cash (included in prepaid expenses and other current assets)	1,919	1,879
Cash, cash equivalents, and restricted cash	$24,272	$25,061
Note 11 – Segment Data
Summarized operating results for our reportable segments are shown in the following table (net of inter-segment transfers):

	Second Quarter		First Half
(In thousands)	2023	2022	2023	2022
Revenues
Fluids Systems	$135,181	$145,261	$279,355	$286,275
Industrial Solutions	48,075	48,883	103,931	84,307
Industrial Blending	—	—	—	—
Total revenues	$183,256	$194,144	$383,286	$370,582

Operating income (loss)
Fluids Systems	$1,965	$425	$5,431	$3,799
Industrial Solutions	12,774	9,754	27,257	16,112
Industrial Blending	—	(8,912)	—	(9,798)
Corporate office	(8,861)	(7,484)	(16,667)	(15,363)
Total operating income (loss)	$5,878	$(6,217)	$16,021	$(5,250)

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
Summarized operating results of our now exited Excalibar business and Gulf of Mexico operations, both included in the Fluids Systems segment historical results, are shown in the following table:

	Second Quarter		First Half
(In thousands)	2023	2022	2023	2022
Revenues
Excalibar	$—	$12,099	$—	$26,445
Gulf of Mexico	—	7,412	—	10,106
Total revenues	$—	$19,511	$—	$36,551

Operating income (loss)
Excalibar	$—	$817	$(77)	$1,650
Gulf of Mexico	(2,107)	(3,643)	(4,418)	(6,260)
Total operating income (loss)	$(2,107)	$(2,826)	$(4,495)	$(4,610)
Summarized net assets remaining from the business units exited in 2022 are shown in the following table:

(In thousands)	June 30, 2023	December 31, 2022
Receivables, net	$1,845	$27,798
Inventories	1,207	5,805
Accounts payable	(73)	(2,060)
Accrued liabilities	—	(311)
Total net assets	$2,979	$31,232
The net assets remaining as of June 30, 2023 primarily reflect remaining Gulf of Mexico working capital, the majority of which we expect to realize in the third quarter of 2023.
The Fluids Systems segment includes the following facility exit and other recent developments in 2023:
•In the first half of 2023, we incurred $4.4 million in net facility exit and other costs related to the exit from our Gulf of Mexico operations.
•In the first half of 2023, we incurred $1.6 million of total charges (included in impairments and other charges) related to our 2023 decision to exit the stimulation chemicals product line. These charges related to inventory write-downs to reduce the carrying values of certain inventory related to the exit of our stimulation chemicals product line to their net realizable value. At June 30, 2023, we had $2.3 million of inventory remaining related to the stimulation chemicals product line that we expect to monetize in the second half of 2023.
•In the first half of 2023, we incurred $1.2 million of total charges (included in impairments and other charges) related to our 2023 decision to exit certain operations for offshore Australia. These charges include $1.0 million related to inventory write-downs to reduce the carrying values of certain inventory related to the exit of our offshore Australia operations to their net realizable value, as well as impairments related to the long-lived assets previously used in the now exited business. At June 30, 2023, we had $0.5 million of assets related to our offshore Australia operations that we expect to monetize in the second half of 2023.
•In the first quarter of 2023, we completed our customer contract in Chile and are in the process of winding down our in-country operations. At June 30, 2023, we had $3 million of net assets and $0.5 million of accumulated translation losses related to our subsidiary in Chile. As we monetize these assets in 2023, we will reclassify the translation losses and recognize a charge to income at such time when we have substantially liquidated our subsidiary in Chile.

As a result of the above, operating results for the Fluids Systems segment include the following charges.

	Second Quarter		First Half
(In thousands)	2023	2022	2023	2022
Impairments and other charges	$2,816	$—	$2,816	$—
Facility exit costs and other, net	2,107	—	4,399	—
Severance costs	148	84	1,103	236
Total Fluids Systems impairments and other charges	$5,071	$84	$8,318	$236
The following table presents further disaggregated revenues for the Fluids Systems segment:

	Second Quarter		First Half
(In thousands)	2023	2022	2023	2022
United States	$59,955	$85,355	$128,853	$156,198
Canada	10,399	11,344	29,764	33,579
Total North America	70,354	96,699	158,617	189,777

EMEA	60,913	42,870	113,490	87,045
Other	3,914	5,692	7,248	9,453
Total International	64,827	48,562	120,738	96,498

Total Fluids Systems revenues	$135,181	$145,261	$279,355	$286,275
The following table presents further disaggregated revenues for the Industrial Solutions segment:

	Second Quarter		First Half
(In thousands)	2023	2022	2023	2022
Product sales revenues	$8,126	$18,539	$27,622	$22,962
Rental revenues	21,743	17,546	42,874	35,161
Service revenues	18,206	12,798	33,435	26,184
Total Industrial Solutions revenues	$48,075	$48,883	$103,931	$84,307

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
While the Fluids Systems segment has historically been the primary driver of revenues, the Industrial Solutions segment has for several years been the primary driver of operating income, cash flows, and financial returns. Industrial Solutions also represents our primary focus for capital investments. The relative revenues, operating income, and capital expenditures for the Industrial Solutions and Fluids Systems segments for the first half of 2023 are as follows (amounts in millions):

* Fluids Systems segment operating income for the first half of 2023 includes $8.3 million in net charges for certain impairments, facility exit and severance costs as described further below.
2023 Priorities
Following the completion of several divestiture transactions in the fourth quarter of 2022 (as described further below), the following priorities have been established for 2023:
•Accelerate Industrial Solutions Growth – We plan to continue to prioritize investment capital in the growth of our Industrial Solutions business, where over the past several years, we have seen the strong market adoption of our specialty rental products and differentiated service offering. For the first half of 2023, Industrial Solutions revenues were $103.9 million, reflecting a 23% increase from the first half of 2022. Substantially all of the increase in revenues is attributable to our continued expansion in the power transmission sector.
•Operational Excellence – We plan to increase our focus on efficiency improvements and operating cost optimization across every aspect of our global footprint. With our simplified business model and enhanced focus on balance sheet optimization, we seek to improve returns and consistency in cash flow generation. During the first half of 2023, we generated $36.8 million of operating cash flow, which was partially driven by the effects of the 2022 divestitures in Fluids Systems as described further below. In 2023, we initiated certain organizational changes, which are expected to provide annualized recurring cost savings of approximately $6 million, with the benefits beginning to be realized in the second quarter of 2023. In addition, we made the decision to exit our U.S. stimulation fluids product line and initiated the winddown of our Fluids Systems operations in both Chile and offshore Australia.
In June 2023, we announced that we initiated a review of strategic alternatives for the long-term positioning of the Fluids Systems division. We have retained Lazard to serve as our exclusive financial advisor in connection with the strategic review. As part of the strategic review, we will continue to evaluate under-performing areas within our business and anticipate additional actions may be necessary to optimize our operational footprint and invested capital within the Fluids Systems segment. There can be no assurance that any transaction will take place. As a result, we may incur future charges related to these efforts or potential asset impairments, which may negatively impact our future results.
•Prioritize Return of Capital – We are committed to maintaining a strong balance sheet, using excess cash generation to reduce our debt and return value to our shareholders. During the first half of 2023, we utilized $21 million of cash generation for debt repayments and another $20 million to repurchase 4.6 million (5%) of our outstanding shares under our repurchase program.
Segment Overview
Industrial Solutions – Our Industrial Solutions segment provides temporary worksite access solutions, including the rental of our manufactured recyclable composite matting systems, along with related site construction and services to customers in various markets including power transmission, E&P, pipeline, renewable energy, petrochemical, construction and other industries, primarily in the United States and United Kingdom. We also sell our manufactured recyclable composite mats to customers around the world, with power transmission being the primary end-market. For the Industrial Solutions segment, approximately 75% of first half 2023 revenues were derived from power transmission and other industrial markets.
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
Fluids Systems – Our Fluids Systems segment provides drilling and completion fluids products and related technical services to customers for oil, natural gas, and geothermal projects primarily in North America and Europe, the Middle East and Africa (“EMEA”), as well as certain countries in Asia Pacific. Over the past few years, our primary focus within Fluids Systems has been the transformation into a more agile and simplified business focused on key markets, while monetizing assets in underperforming or sub-scale markets and reducing our invested capital.
Our Fluids Systems operating results remain dependent on oil and natural gas drilling activity levels in the markets we serve and the nature of the drilling operations, which governs the revenue potential of each well. Drilling activity levels depend on a variety of factors, including oil and natural gas commodity pricing, inventory levels, product demand, and regulatory restrictions. Rig count data remains the most widely accepted indicator of drilling activity. Average North American rig count data for the second quarter and first half of 2023 as compared to the same periods of 2022 is as follows:

	Second Quarter		2023 vs 2022
	2023	2022	Count	%
U.S. Rig Count	719	713	6	1%
Canada Rig Count	117	113	4	4%
North America Rig Count	836	826	10	1%

	First Half		2023 vs 2022
	2023	2022	Count	%
U.S. Rig Count	740	675	65	10%
Canada Rig Count	169	154	15	10%
North America Rig Count	909	829	80	10%
_______________________________________________________
Source: Baker Hughes Company
Oil and natural gas prices and activity are cyclical and volatile, and this market volatility has a significant impact on our Fluids Systems operating results. We anticipate that market activity in the U.S. will remain fairly stable in the near-term, as many of our customers maintain strong capital discipline and prioritize cash flow generation over growth. The Canada rig count reflects normal seasonality for this market, with the highest rig count levels generally observed in the first quarter of each year, prior to Spring break-up. Outside of North America, drilling activity is generally more stable as this drilling activity is based on longer-term economic projections and multi-year drilling programs, which typically reduces the impact of short-term changes in commodity prices on overall drilling activity. Further, the combination of geopolitical events and elevated oil prices are causing several markets to increase drilling activity levels, to help ensure reliable energy supply in the coming years, while reducing their dependency on Russia-sourced oil and natural gas. Consequently, the outlook for several markets within the EMEA region continues to strengthen, with growth in activity expected over the next few years.
Industrial Blending – Our Industrial Blending segment began operations in 2020 and supported industrial end-markets, including the production of disinfectants and industrial cleaning products. In the first quarter of 2022, we completed the wind down of the Industrial Blending business, and in November 2022 we completed the sale of the industrial blending assets.
2023 Strategic Actions
The following strategic actions were taken in 2023.
Exit of Stimulation Chemicals Product Line
In 2023, we made the decision to exit the stimulation chemicals product line. The Fluids Systems segment operating results for the first half of 2023 includes $1.6 million of total charges (included in impairments and other charges) for inventory write-downs to reduce the carrying values of certain inventory related to the exit of our stimulation chemicals product line to their net realizable value. At June 30, 2023, we had $2.3 million of inventory remaining related to the stimulation chemicals product line that we expect to monetize in the second half of 2023.
Exit of Offshore Australia Operations
In 2023, we made the decision to exit certain operations for offshore Australia. The Fluids Systems segment operating results for the first half of 2023 includes $1.2 million of total charges (included in impairments and other charges) for inventory write-downs to reduce the carrying values of certain inventory related to the exit of our offshore Australia operations to their net realizable value as well as impairments related to the long-lived assets previously used in the now exited business. At June 30, 2023, we had $0.5 million of assets related to our offshore Australia operations that we expect to monetize in the second half of 2023. In addition, we expect to incur certain exit related costs of approximately $1 million as we complete the exit of our offshore Australia operations in the second half of 2023.
Exit of Chile Operations
We completed our customer contract in Chile in the first quarter of 2023 and are in the process of winding down our in-country operations. At June 30, 2023, we had $3 million of net assets and $0.5 million of accumulated translation losses related to our subsidiary in Chile. As we monetize these assets in 2023, we will reclassify the translation losses and recognize a charge to income at such time when we have substantially liquidated our subsidiary in Chile.
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
Exit of Gulf of Mexico Operations
In the third quarter of 2022, our Board of Directors approved management’s plan to exit our Fluids Systems Gulf of Mexico operations, including the potential sale of related assets. In December 2022, we completed the sale of substantially all assets associated with our Gulf of Mexico completion fluids operations. Separately, we entered into a seven-year arrangement to sublease our Fourchon, LA drilling fluids shorebase and blending facility to a leading global energy services provider. As part of this arrangement, substantially all of our Gulf of Mexico drilling fluids inventory will be sold as consumed by the lessee or no later than nine months from the closing of the transaction. These transactions provided cash generation of approximately $6 million in the fourth quarter of 2022, approximately $26 million in the first half of 2023, and is expected to provide additional cash generation of approximately $3 million, primarily in the third quarter of 2023. Fluids Systems segment operating income for the first half of 2023 includes $4.4 million in net charges related to the exit of our Gulf of Mexico operations, which was substantially completed during the second quarter of 2023.
Summarized operating results of the business units exited in 2022 are shown in the following table:

	Second Quarter		First Half
(In thousands)	2023	2022	2023	2022
Revenues
Excalibar	$—	$12,099	$—	$26,445
Gulf of Mexico	—	7,412	—	10,106
Total revenues	$—	$19,511	$—	$36,551

Operating income (loss)
Excalibar	$—	$817	$(77)	$1,650
Gulf of Mexico	(2,107)	(3,643)	(4,418)	(6,260)
Total operating income (loss)	$(2,107)	$(2,826)	$(4,495)	$(4,610)
Summarized net assets remaining from the business units exited in 2022 are shown in the following table:

(In thousands)	June 30, 2023	December 31, 2022
Receivables, net	$1,845	$27,798
Inventories	1,207	5,805
Accounts payable	(73)	(2,060)
Accrued liabilities	—	(311)
Total net assets	$2,979	$31,232
The net assets remaining as of June 30, 2023 primarily reflect remaining Gulf of Mexico working capital, the majority of which we expect to realize in the third quarter of 2023.
We also continue to evaluate strategic alternatives for our Fluids Systems portfolio, which may result in additional divestitures. As a result, we may incur future charges related to these efforts or potential asset impairments, which may negatively impact our future results.

Second Quarter of 2023 Compared to Second Quarter of 2022
Consolidated Results of Operations
Summarized results of operations for the second quarter of 2023 compared to the second quarter of 2022 are as follows:

	Second Quarter		2023 vs 2022
(In thousands)	2023	2022	$	%
Revenues	$183,256	$194,144	$(10,888)	(6)%
Cost of revenues	150,170	168,206	(18,036)	(11)%
Selling, general and administrative expenses	25,576	24,330	1,246	5%
Other operating (income) loss, net	(1,184)	(80)	(1,104)	NM
Impairments and other charges	2,816	7,905	(5,089)	NM
Operating income (loss)	5,878	(6,217)	12,095	NM

Foreign currency exchange gain	(102)	(583)	481	83%
Interest expense, net	2,146	1,638	508	31%
Income (loss) before income taxes	3,834	(7,272)	11,106	NM

Provision for income taxes	2,132	480	1,652	NM
Net income (loss)	$1,702	$(7,752)	$9,454	NM
Revenues
Revenues decreased 6% to $183.3 million for the second quarter of 2023, compared to $194.1 million for the second quarter of 2022. The $10.9 million decrease in revenues includes a $28.0 million (20%) decrease in North America, comprised of a $26.3 million decrease in the Fluids Systems segment and a $1.7 million decrease in the Industrial Solutions segment. In our Fluids Systems segment, revenues from our North America operations decreased primarily due to a $19.5 million impact from the divested business units, as well as lower market share. In our Industrial Solutions segment, revenues from our North America operations decreased primarily due to lower product sales, which typically fluctuate based on the timing of customer projects and orders, including sales to support power transmission projects. Revenues from our international operations increased by $17.1 million (33%), driven by higher activity in Europe and Africa. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues decreased 11% to $150.2 million for the second quarter of 2023, compared to $168.2 million for the second quarter of 2022 which included $21.7 million of cost of revenues from divested business units. This $18.0 million decrease in cost of revenues was primarily driven by the 6% decrease in revenues described above, partially offset by the impact of segment mix, with Industrial Solutions representing a higher proportion of revenues for the second quarter of 2023, as compared to the prior year.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $1.2 million to $25.6 million for the second quarter of 2023, compared to $24.3 million for the second quarter of 2022. This increase was primarily driven by higher severance expense, including actions taken as a result of an organizational design project, as well as second quarter 2023 project spending related to strategic planning activities. Selling, general and administrative expenses as a percentage of revenues was 14.0% for the second quarter of 2023 compared to 12.5% for the second quarter of 2022. Consolidated selling, general and administrative expenses included $0.5 million of costs related to divested business units for the second quarter of 2022.

Other operating income, net
Other operating income, net in the second quarter of 2023 includes gains associated with the sale of assets, including assets previously used in divested businesses.
Impairments and Other Charges
The Fluids Systems segment includes $2.8 million of non-cash charges in the second quarter of 2023, including $1.6 million to reduce the carrying values of certain inventory related to the exit of our stimulation chemicals product line to their net realizable value, and $1.2 million of total charges to reduce the carrying values of certain offshore Australia inventory to their net realizable value as well as impairments related to the long-lived assets previously used in this now exited business.
The Industrial Blending segment included a $7.9 million non-cash impairment charge in the second quarter of 2022 related to the process to sell the assets previously used in this now exited business.
Foreign currency exchange
Foreign currency exchange was a $0.1 million gain for the second quarter of 2023 compared to a $0.6 million gain for the second quarter of 2022, and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.
Interest expense, net
Interest expense was $2.1 million for the second quarter of 2023 compared to $1.6 million for the second quarter of 2022. The increase in interest expense was primarily due to an increase in benchmark borrowing rates partially offset by a decrease in average debt outstanding.
Provision (benefit) for income taxes
The provision for income taxes was $2.1 million for the second quarter of 2023. The 2023 provision for income taxes reflects the impact from the geographic composition of our earnings and was unfavorably impacted by losses in certain international jurisdictions in which we are unable to recognize a related tax benefit. The provision for income taxes was $0.5 million for the second quarter of 2022, despite reporting a pretax loss for the period, as we are unable to recognize a tax benefit for the $7.9 million impairment charge and reflecting the impact of the geographic composition of our earnings.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Second Quarter		2023 vs 2022
(In thousands)	2023	2022	$	%
Revenues
Fluids Systems	$135,181	$145,261	$(10,080)	(7)%
Industrial Solutions	48,075	48,883	(808)	(2)%
Industrial Blending	—	—	—	—%
Total revenues	$183,256	$194,144	$(10,888)	(6)%

Operating income (loss)
Fluids Systems	$1,965	$425	$1,540
Industrial Solutions	12,774	9,754	3,020
Industrial Blending	—	(8,912)	8,912
Corporate office	(8,861)	(7,484)	(1,377)
Total operating income (loss)	$5,878	$(6,217)	$12,095

Segment operating margin
Fluids Systems	1.5%	0.3%
Industrial Solutions	26.6%	20.0%
Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	Second Quarter		2023 vs 2022
(In thousands)	2023	2022	$	%
United States	$59,955	$85,355	$(25,400)	(30)%
Canada	10,399	11,344	(945)	(8)%
Total North America	70,354	96,699	(26,345)	(27)%

EMEA	60,913	42,870	18,043	42%
Other	3,914	5,692	(1,778)	(31)%
Total International	64,827	48,562	16,265	33%

Total Fluids Systems revenues	$135,181	$145,261	$(10,080)	(7)%
North America revenues decreased 27% to $70.4 million for the second quarter of 2023, compared to $96.7 million for the second quarter of 2022, primarily related to the divested business units. For the second quarter of 2022, U.S. revenues included $12.1 million from the U.S. mineral grinding business and $7.4 million from offshore Gulf of Mexico, which were exited in 2022. Revenues from U.S. land decreased $5.7 million, primarily as a result of lower market share. In addition, Canada revenues decreased $0.9 million driven primarily by a decline in market share, which typically fluctuates based on customer mix and timing of projects.
Internationally, revenues increased 33% to $64.8 million for the second quarter of 2023, compared to $48.6 million for the second quarter of 2022. The increase was primarily driven by higher activity in Europe and Africa.

Operating income (loss)
The Fluids Systems segment generated operating income of $2.0 million for the second quarter of 2023 compared to $0.4 million for the second quarter of 2022. The second quarter of 2023 includes $5.1 million in charges including $2.8 million of impairments and other charges, as well as net facility exit costs in the Gulf of Mexico and severance costs. The second quarter of 2022 included operating losses of $2.8 million related to the divested business units. Excluding these items, the improvement in operating income primarily reflects the impact of the increase in revenues in EMEA and benefits of cost reduction efforts in the U.S.
Industrial Solutions
Revenues
Total revenues for this segment consisted of the following:

	Second Quarter		2023 vs 2022
(In thousands)	2023	2022	$	%
Product sales revenues	$8,126	$18,539	$(10,413)	(56)%
Rental and service revenues	39,949	30,344	9,605	32%
Total Industrial Solutions revenues	$48,075	$48,883	$(808)	(2)%
Revenues from product sales, which typically fluctuate based on the timing of customer projects and orders, decreased by $10.4 million from the second quarter of 2022, with the majority of sales in both periods supporting projects in the power transmission sector. Rental and service revenues increased by 32% from the second quarter of 2022, driven by the continued market penetration of the power transmission sector in the U.S., reflecting higher service revenues, growth in rental volume, and improved pricing.
Operating income
The Industrial Solutions segment generated operating income of $12.8 million for the second quarter of 2023 compared to $9.8 million for the second quarter of 2022, the increase being primarily attributable to improved profitability on all revenue streams, along with improved operating cost leverage from increased manufacturing, rental, and service activity.
Corporate Office
Corporate office expenses increased $1.4 million to $8.9 million for the second quarter of 2023, compared to $7.5 million for the second quarter of 2022. This increase was primarily driven by $0.9 million of severance expense associated with second quarter 2023 restructuring actions, as well as $0.8 million of costs related to strategic planning projects.

First Half of 2023 Compared to First Half of 2022
Consolidated Results of Operations
Summarized results of operations for the first half of 2023 compared to the first half of 2022 are as follows:

	First Half		2023 vs 2022
(In thousands)	2023	2022	$	%
Revenues	$383,286	$370,582	$12,704	3%
Cost of revenues	314,908	319,194	(4,286)	(1)%
Selling, general and administrative expenses	50,986	48,763	2,223	5%
Other operating (income) loss, net	(1,445)	(30)	(1,415)	NM
Impairments and other charges	2,816	7,905	(5,089)	NM
Operating income (loss)	16,021	(5,250)	21,271	NM

Foreign currency exchange (gain) loss	217	(519)	736	NM
Interest expense, net	4,235	2,844	1,391	49%
Income (loss) before income taxes	11,569	(7,575)	19,144	NM

Provision (benefit) for income taxes	4,247	(2,344)	6,591	NM
Net income (loss)	$7,322	$(5,231)	$12,553	NM
Revenues
Revenues increased 3% to $383.3 million for the first half of 2023, compared to $370.6 million for the first half of 2022. The $12.7 million increase in revenues includes a $25.2 million (25%) increase from our international operations, driven by higher activity in Europe and Africa, partially offset by a $12.5 million (5%) decrease in North America. The decrease in North America is comprised of a $31.2 million decrease in the Fluids Systems segment partially offset by a $18.7 million increase in the Industrial Solutions segment. In our Fluids Systems segment, revenues from our North America operations decreased primarily due to a $36.6 million impact from the divested business units, as well as lower market share, partially offset by the benefit of an improvement in North America rig count. In our Industrial Solutions segment, revenues from our North America operations increased primarily due to an increase in rentals and services from the continued market penetration of the utilities sector in the U.S., as well as an increase in product sales to support power transmission projects. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues decreased 1% to $314.9 million for the first half of 2023, compared to $319.2 million for the first half of 2022 which included $40.1 million of cost of revenues from divested business units. The $4.3 million decrease in cost of revenues was primarily driven by the impact of segment mix, with Industrial Solutions representing a higher proportion of revenues for the first half of 2023, as compared to the prior year, partially offset by the 3% increase in revenues described above.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $2.2 million to $51.0 million for the first half of 2023, compared to $48.8 million for the first half of 2022. This increase was primarily driven by higher severance expense, including actions taken as a result of an organizational design project, as well as 2023 project spending related to strategic planning activities. Selling, general and administrative expenses as a percentage of revenues was 13.3% for the first half of 2023 compared to 13.2% for the first half of 2022. Consolidated selling, general and administrative expenses included $1.0 million of costs related to divested business units for the first half of 2022.

Other operating income, net
Other operating income, net in the second quarter of 2023 includes gains associated with the sale of assets, including assets previously used in divested businesses.
Impairments and Other Charges
The Fluids Systems segment includes $2.8 million of non-cash charges in the first half of 2023 for inventory write-downs and asset impairments, and the Industrial Blending segment included a $7.9 million non-cash impairment charge in the first half of 2022 related to the process to sell the assets previously used in this now exited business.
Foreign currency exchange
Foreign currency exchange was a $0.2 million loss for the first half of 2023 compared to a $0.5 million gain for the first half of 2022, and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.
Interest expense, net
Interest expense was $4.2 million for the first half of 2023 compared to $2.8 million for the first half of 2022. The increase in interest expense is primarily due to an increase in benchmark borrowing rates partially offset by a decrease in average debt outstanding.
Provision (benefit) for income taxes
The provision for income taxes was $4.2 million for the first half of 2023, reflecting an effective tax rate of 37%. The 2023 provision for income taxes reflects the impact from the geographic composition of our earnings and was unfavorably impacted by losses in certain international jurisdictions in which we are unable to recognize a related tax benefit, partially offset by the benefit associated with a partial valuation allowance release to recognize a portion of previously unbenefited net operating losses. The benefit for income taxes was $2.3 million for the first half of 2022, which includes an income tax benefit of $3.1 million related to the restructuring of certain subsidiary legal entities within Europe, as the undistributed earnings for an international subsidiary are no longer subject to certain taxes upon future distribution. The provision for income taxes in the first half of 2022 reflects the impact from the geographic composition of our earnings and was unfavorably impacted as we are unable to recognize a tax benefit related to the $7.9 million impairment charge.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Half		2023 vs 2022
(In thousands)	2023	2022	$	%
Revenues
Fluids Systems	$279,355	$286,275	$(6,920)	(2)%
Industrial Solutions	103,931	84,307	19,624	23%
Industrial Blending	—	—	—	—%
Total revenues	$383,286	$370,582	$12,704	3%

Operating income (loss)
Fluids Systems	$5,431	$3,799	$1,632
Industrial Solutions	27,257	16,112	11,145
Industrial Blending	—	(9,798)	9,798
Corporate office	(16,667)	(15,363)	(1,304)
Total operating loss	$16,021	$(5,250)	$21,271

Segment operating margin
Fluids Systems	1.9%	1.3%
Industrial Solutions	26.2%	19.1%
Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	First Half		2023 vs 2022
(In thousands)	2023	2022	$	%
United States	$128,853	$156,198	$(27,345)	(18)%
Canada	29,764	33,579	(3,815)	(11)%
Total North America	158,617	189,777	(31,160)	(16)%

EMEA	113,490	87,045	26,445	30%
Other	7,248	9,453	(2,205)	(23)%
Total International	120,738	96,498	24,240	25%

Total Fluids Systems revenues	$279,355	$286,275	$(6,920)	(2)%
North America revenues decreased 16% to $158.6 million for the first half of 2023, compared to $189.8 million for the first half of 2022, primarily related to the divested business units. For the first half of 2022, U.S. revenues included $26.4 million from the U.S. mineral grinding business and $10.1 million from offshore Gulf of Mexico, which were exited in 2022. Revenues from U.S. land increased $9.4 million primarily reflecting the benefit of an improvement in rig count. In addition, Canada decreased $3.8 million driven primarily by a decline in market share, which typically fluctuates based on customer mix and timing of projects.
Internationally, revenues increased 25% to $120.7 million for the first half of 2023, compared to $96.5 million for the first half of 2022. The increase was primarily driven by higher activity in Europe and Africa.

Operating income (loss)
The Fluids Systems segment generated operating income of $5.4 million for the first half of 2023 compared to $3.8 million for the first half of 2022. The first half of 2023 includes $8.3 million in total charges including $5.5 million of net facility exit costs in the Gulf of Mexico and severance costs, as well as $2.8 million of impairments and other charges. The first half of 2022 included operating losses of $4.6 million related to the divested business units. Excluding these items, the improvement in operating income primarily reflects the impact of the increase in revenues in EMEA and benefits of cost reduction efforts in the U.S.
Industrial Solutions
Revenues
Total revenues for this segment consisted of the following:

	First Half		2023 vs 2022
(In thousands)	2023	2022	$	%
Product sales revenues	$27,622	$22,962	$4,660	20%
Rental and service revenues	76,309	61,345	14,964	24%
Total Industrial Solutions revenues	$103,931	$84,307	$19,624	23%
Rental and service revenues increased by 24% from the first half of 2022, driven by the continued market penetration of the power transmission sector in the U.S., reflecting higher service revenues, growth in rental volume, and improved pricing. Revenues from product sales, which typically fluctuate based on the timing of customer projects and orders, increased by $4.7 million from the first half of 2022, reflective of robust demand from the power generation sector.
Operating income
The Industrial Solutions segment generated operating income of $27.3 million for the first half of 2023 compared to $16.1 million for the first half of 2022, the increase being primarily attributable to improved margins on all revenue streams, along with improved operating cost leverage related to increased manufacturing, rental, and service activity.
Industrial Blending
We completed the wind down of the Industrial Blending business in the first quarter of 2022 and completed the sale of the industrial blending and warehouse facility and related equipment located in Conroe, Texas in the fourth quarter of 2022. The Industrial Blending operating loss for the first half of 2022 included a $7.9 million non-cash charge for the impairment of the long-lived assets as well as exit and other costs related to the process to sell these assets.
Corporate Office
Corporate office expenses increased $1.3 million to $16.7 million for the first half of 2023, compared to $15.4 million for the first half of 2022. The first half of 2023 includes approximately $1.7 million of costs related to strategic planning projects and $0.9 million of severance expense associated with second quarter 2023 restructuring actions, while the first half of 2022 included $0.8 million associated with shareholder matters and acquisition and divestiture efforts.

Liquidity and Capital Resources
Net cash provided by operating activities was $36.8 million for the first half of 2023 compared to net cash used in operating activities of $23.0 million for the first half of 2022. During the first half of 2023, net income adjusted for non-cash items provided cash of $27.4 million and changes in working capital provided cash of $9.4 million, which is primarily related to the wind down of working capital associated with the fourth quarter 2022 divestiture transactions.
Net cash provided by investing activities was $5.0 million for the first half of 2023, including $18.1 million in proceeds received related to our fourth quarter of 2022 divestitures, as well as $2.3 million in proceeds from the sale of assets, which includes the sale of used mats from our Industrial Solutions rental fleet. These proceeds were partially offset by capital expenditures of $15.3 million in the first half of 2023, nearly all of which was directed to supporting our Industrial Solutions segment growth in the power transmission sector.
Net cash used in financing activities was $43.0 million for the first half of 2023, which includes $21.0 million in net repayments on our Amended ABL Facility and other financing arrangements and $20.0 million in share purchases under our repurchase program.
Substantially all our $22.4 million of cash on hand at June 30, 2023 resides in our international subsidiaries. We primarily manage our liquidity utilizing availability under our Amended ABL Facility and other existing financing arrangements. Under our Amended ABL Facility, we manage daily cash requirements by utilizing borrowings or repayments under this revolving credit facility, while maintaining minimal cash on hand in the U.S.
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
We anticipate that future working capital requirements for our operations will generally fluctuate directionally with revenues. We expect capital expenditures in 2023 will remain fairly in line with 2022 levels, with spending heavily focused on the expansion of our mat rental fleet to further support the utilities market penetration. As of August 1, 2023, our total borrowing availability under the Amended ABL Facility was $131.4 million, of which $54.3 million was drawn and $3.4 million was used for outstanding letters of credit, resulting in remaining availability of $73.7 million.
Our capitalization is as follows:

(In thousands)	June 30, 2023	December 31, 2022
Amended ABL Facility	62,800	80,300
Other debt	35,415	33,949
Unamortized discount and debt issuance costs	(95)	(134)
Total debt	$98,120	$114,115

Stockholder’s equity	414,133	423,028
Total capitalization	$512,253	$537,143

Total debt to capitalization	19.2%	21.2%
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
As of June 30, 2023, our total availability under the Amended ABL Facility was $145.9 million, of which $62.8 million was drawn and $3.4 million was used for outstanding letters of credit, resulting in remaining availability of $79.7 million.
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
As of June 30, 2023, the applicable margin for borrowings under the Amended ABL Facility was 1.50% with respect to BSBY borrowings and 0.50% with respect to base rate borrowings. As of June 30, 2023, the weighted average interest rate for the Amended ABL Facility was 6.8% and the applicable commitment fee on the unused portion of the Amended ABL Facility was 0.375% per annum.
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
Other Debt. Certain of our foreign subsidiaries maintain local credit arrangements consisting primarily of lines of credit or overdraft facilities which are generally renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. In addition, in April 2022, a U.K. subsidiary entered a £7.0 million term loan and a £2.0 million revolving credit facility. Both the term loan and revolving credit facility mature in April 2025 and bear interest at a rate of Sterling Overnight Index Average plus a margin of 3.25% per year. As of June 30, 2023, the interest rate for the U.K. facilities was 8.2%. The term loan is payable in quarterly installments of £350,000 plus interest beginning June 2022 and a £2.8 million payment due at maturity. We also maintain finance leases primarily related to transportation equipment.
In addition, at June 30, 2023, we had $45.0 million in outstanding letters of credit, performance bonds, and other guarantees for which certain of the letters of credit are collateralized by $1.9 million in restricted cash.

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
Interest Rate Risk
At June 30, 2023, we had total principal amounts outstanding under financing arrangements of $98.2 million, including $62.8 million of borrowings under our Amended ABL Facility, $9.0 million of borrowings under a U.K. term loan and credit facility, and $7.5 million under certain other international credit facilities, which are subject to variable interest rates as determined by the respective debt agreements. The weighted average interest rates at June 30, 2023 for the Amended ABL Facility, U.K. debt, and other international credit facilities was 6.8%, 8.2%, and 8.7% respectively. Based on the balance of variable rate debt at June 30, 2023, a 100 basis-point increase in short-term interest rates would have increased annual pre-tax interest expense by $0.8 million.
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
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023, the end of the period covered by this quarterly report.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    Risk Factors
Set forth below are changes during the period ended June 30, 2023 to our “Risk Factors” as discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.
Risks Related to our Announcement of our Exploration of Strategic Alternatives for the Long-Term Positioning of our Fluids Systems Division
In June 2023, we announced that we initiated a review of strategic alternatives for the long-term positioning of the Fluids Systems division. As part of the strategic review, we will continue to evaluate under-performing areas within our business and anticipate additional actions may be necessary to optimize our operational footprint and invested capital within the Fluids Systems segment. There is no set timetable for completion of the evaluation process, and we do not intend to disclose developments with respect to the progress of our evaluation of any strategic options until such time as our Board of Directors has approved a specific transaction or we otherwise deem disclosure is required or appropriate.
There can be no assurance that any such transaction will be pursued or consummated. We may also incur significant costs in connection with the pursuit of strategic alternatives which are not ultimately consummated. There are risks inherent with the consummation of any such transaction, such as the risks that the anticipated benefits of such transaction may not be realized, that unexpected liabilities may result from such transaction and that the process of consummating or the effects of consummating such a transaction may cause interruption of or slow down the operations of our existing or continuing businesses.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
a)Not applicable
b)Not applicable
c)The following table details our repurchases of shares of our common stock for the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs ($ in Millions)
April 2023	1,291,703	$4.00	1,243,170	$30.1
May 2023	—	$—	—	$30.1
June 2023	481,066	$3.67	—	$30.1
Total	1,772,769		1,243,170
Our Board of Directors authorized a securities repurchase program in November 2018, available for repurchases of any combination of our common stock and our unsecured convertible senior notes, which matured in December 2021. In February 2023, our Board of Directors approved certain changes to the repurchase program and increased the total authorization available to $50.0 million.
Our repurchase program is available to purchase outstanding shares of our common stock in the open market or as otherwise determined by management, subject to certain limitations under the Amended ABL Facility and other factors. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows, available cash on hand, and borrowings under our Amended ABL Facility. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. As of June 30, 2023, we had $30.1 million remaining under the program.
There were 1.2 million shares of common stock repurchased under the repurchase program during the three months ended June 30, 2023 for a cost of $5.0 million.
During the three months ended June 30, 2023, we purchased an aggregate of 529,599 shares surrendered in lieu of taxes under vesting of restricted shares.
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
Insider Trading Arrangements
During the quarter ended June 30, 2023, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.    Exhibits
The exhibits listed are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

†*10.1	Newpark Resources, Inc. Second Amended and Restated 2015 Equity Incentive Plan
†*10.2	Newpark Resources, Inc. Amended and Restated 2014 Non-Employee Directors’ Restricted Stock Plan
†*10.3	Newpark Resources, Inc. Amended and Restated Employee Stock Purchase Plan
†*10.4	Amendment No. 1 to the Newpark Resources, Inc. Amended and Restated Employee Stock Purchase Plan
†*10.5	Form of Participation Agreement under the Newpark Resources, Inc. U.S. Executive Severance Plan (Participants With Employment Agreements)
†*10.6	Form of Participation Agreement under the Newpark Resources, Inc. U.S. Executive Severance Plan (Participants Without Employment Agreements)
†*10.7	Newpark Resources, Inc. Amended and Restated Long-Term Cash Incentive Plan
†*10.8	Form of Non-Employee Director Restricted Stock Agreement under the Newpark Resources, Inc. 2014 Non-Employee Directors’ Restricted Stock Plan
†*10.9	Form of Performance-Based Cash Award Agreement under the Newpark Resources, Inc. Long-Term Cash Incentive Plan
†*10.10	Form of Restricted Stock Unit Agreement under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan
*31.1	Certification of Matthew S. Lanigan pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Gregg S. Piontek pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of Matthew S. Lanigan pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of Gregg S. Piontek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*101.SCH	Inline XBRL Schema Document
*101.CAL	Inline XBRL Calculation Linkbase Document
*101.DEF	Inline XBRL Definition Linkbase Document
*101.LAB	Inline XBRL Label Linkbase Document
*101.PRE	Inline XBRL Presentation Linkbase Document
*104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
†     Management compensation plan or agreement.
*     Filed herewith.
**   Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2023

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