Form 10-Q
period 2023-09-30
NEWPARK RESOURCES INC
filed 2023-11-01
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
    Yes ☐     No ☑
As of October 30, 2023, a total of 85,088,163 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2023

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
For further information regarding these and other factors, risks, and uncertainties that could cause actual results to differ, we refer you to the risk factors set forth in Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the period ended June 30, 2023, and our Annual Report on Form 10-K for the year ended December 31, 2022.

PART I     FINANCIAL INFORMATION
ITEM 1.    Financial Statements
Newpark Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$26,611	$23,182
Receivables, net	195,269	242,247
Inventories	143,252	149,571
Prepaid expenses and other current assets	12,961	10,966
Total current assets	378,093	425,966

Property, plant and equipment, net	192,718	193,099
Operating lease assets	21,950	23,769
Goodwill	47,138	47,110
Other intangible assets, net	17,750	20,215
Deferred tax assets	2,282	2,275
Other assets	2,104	2,441
Total assets	$662,035	$714,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$24,818	$22,438
Accounts payable	81,423	93,633
Accrued liabilities	46,815	46,871
Total current liabilities	153,056	162,942

Long-term debt, less current portion	60,896	91,677
Noncurrent operating lease liabilities	18,219	19,816
Deferred tax liabilities	7,183	8,121
Other noncurrent liabilities	8,714	9,291
Total liabilities	248,068	291,847

Commitments and contingencies (Note 9)

Common stock, $0.01 par value (200,000,000 shares authorized and 111,669,464 and 111,451,999 shares issued, respectively)	1,117	1,115
Paid-in capital	638,338	641,266
Accumulated other comprehensive loss	(68,309)	(67,186)
Retained earnings	11,441	2,489
Treasury stock, at cost (25,792,378 and 21,751,232 shares, respectively)	(168,620)	(154,656)
Total stockholders’ equity	413,967	423,028
Total liabilities and stockholders’ equity	$662,035	$714,875

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Revenues	$198,498	$219,853	$581,784	$590,435
Cost of revenues	159,133	187,884	474,041	507,078
Selling, general and administrative expenses	26,821	24,207	77,807	72,970
Other operating (income) loss, net	(703)	(345)	(2,148)	(375)
Impairments and other charges	—	29,417	2,816	37,322
Operating income (loss)	13,247	(21,310)	29,268	(26,560)

Foreign currency exchange gain	(445)	(1,424)	(228)	(1,943)
Interest expense, net	2,027	1,875	6,262	4,719
Income (loss) before income taxes	11,665	(21,761)	23,234	(29,336)

Provision for income taxes	3,995	2,834	8,242	490
Net income (loss)	$7,670	$(24,595)	$14,992	$(29,826)

Net income (loss) per common share - basic:	$0.09	$(0.26)	$0.17	$(0.32)
Net income (loss) per common share - diluted:	$0.09	$(0.26)	$0.17	$(0.32)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022

Net income (loss)	$7,670	$(24,595)	$14,992	$(29,826)

Foreign currency translation adjustments, net of tax benefit (expense) of $121, $(125), $3, $340	(3,425)	(6,006)	(1,123)	(13,327)

Comprehensive income (loss)	$4,245	$(30,601)	$13,869	$(43,153)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In thousands)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total
Balance at June 30, 2023	$1,117	$637,435	$(64,884)	$3,903	$(163,438)	$414,133
Net income	—	—	—	7,670	—	7,670
Employee stock options, restricted stock and employee stock purchase plan	—	(766)	—	(132)	836	(62)
Stock-based compensation expense	—	1,669	—	—	—	1,669
Treasury shares purchased at cost	—	—	—	—	(6,018)	(6,018)
Foreign currency translation, net of tax	—	—	(3,425)	—	—	(3,425)
Balance at September 30, 2023	$1,117	$638,338	$(68,309)	$11,441	$(168,620)	$413,967

Balance at June 30, 2022	$1,113	$637,293	$(68,801)	$18,091	$(136,945)	$450,751
Net loss	—	—	—	(24,595)	—	(24,595)
Employee stock options, restricted stock and employee stock purchase plan	1	(1)	—	—	(82)	(82)
Stock-based compensation expense	—	1,904	—	—	—	1,904
Foreign currency translation, net of tax	—	—	(6,006)	—	—	(6,006)
Balance at September 30, 2022	$1,114	$639,196	$(74,807)	$(6,504)	$(137,027)	$421,972

Balance at December 31, 2022	$1,115	$641,266	$(67,186)	$2,489	$(154,656)	$423,028
Net income	—	—	—	14,992	—	14,992
Employee stock options, restricted stock and employee stock purchase plan	2	(7,895)	—	(6,040)	12,203	(1,730)
Stock-based compensation expense	—	4,967	—	—	—	4,967
Treasury shares purchased at cost	—	—	—	—	(26,167)	(26,167)
Foreign currency translation, net of tax	—	—	(1,123)	—	—	(1,123)
Balance at September 30, 2023	$1,117	$638,338	$(68,309)	$11,441	$(168,620)	$413,967

Balance at December 31, 2021	$1,093	$634,929	$(61,480)	$24,345	$(136,501)	$462,386
Net loss	—	—	—	(29,826)	—	(29,826)
Employee stock options, restricted stock and employee stock purchase plan	21	(835)	—	(1,023)	(526)	(2,363)
Stock-based compensation expense	—	5,102	—	—	—	5,102
Foreign currency translation, net of tax	—	—	(13,327)	—	—	(13,327)
Balance at September 30, 2022	$1,114	$639,196	$(74,807)	$(6,504)	$(137,027)	$421,972

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income (loss)	$14,992	$(29,826)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Impairments and other non-cash charges	2,816	37,322
Depreciation and amortization	23,507	30,259
Stock-based compensation expense	4,967	5,102
Provision for deferred income taxes	(1,031)	(5,717)
Credit loss expense	827	721
Gain on sale of assets	(2,176)	(2,550)
Amortization of original issue discount and debt issuance costs	409	724
Change in assets and liabilities:
(Increase) decrease in receivables	33,917	(26,494)
Increase in inventories	(2,160)	(58,722)
Increase in other assets	(2,133)	(3,976)
Increase (decrease) in accounts payable	(11,179)	24,751
Increase in accrued liabilities and other	1,086	313
Net cash provided by (used in) operating activities	63,842	(28,093)

Cash flows from investing activities:
Capital expenditures	(20,134)	(17,720)
Proceeds from divestitures	19,355	—
Proceeds from sale of property, plant and equipment	2,952	2,497
Net cash provided by (used in) investing activities	2,173	(15,223)

Cash flows from financing activities:
Borrowings on lines of credit	198,486	241,487
Payments on lines of credit	(229,657)	(199,549)
Proceeds from term loan	—	3,754
Debt issuance costs	—	(999)
Purchases of treasury stock	(28,226)	(2,619)
Proceeds from employee stock plans	179	—
Other financing activities	(2,950)	(2,251)
Net cash provided by (used in) financing activities	(62,168)	39,823

Effect of exchange rate changes on cash	(504)	(2,083)

Net increase (decrease) in cash, cash equivalents, and restricted cash	3,343	(5,576)
Cash, cash equivalents, and restricted cash at beginning of period	25,061	29,489
Cash, cash equivalents, and restricted cash at end of period	$28,404	$23,913

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Significant Accounting Policies
Newpark Resources, Inc. is a geographically diversified supplier providing environmentally-sensitive products, as well as rentals and services to customers across multiple industries. The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we collectively refer to as the “Company,” “we,” “our,” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. Our fiscal year end is December 31, our third quarter represents the three-month period ended September 30, and our first nine months represents the nine-month period ended September 30. The results of operations for the third quarter and first nine months of 2023 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise noted, all currency amounts are stated in U.S. dollars.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2023, our results of operations for the third quarter and first nine months of 2023 and 2022, and our cash flows for the first nine months of 2023 and 2022. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2022 is derived from the audited consolidated financial statements at that date.
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
In the fourth quarter of 2022, we exited two of our Fluids Systems business units, including our U.S.-based mineral grinding business as well as our Gulf of Mexico fluids operations (see Note 11 for additional information). Additionally, in June 2023, we announced that we engaged Lazard to assist us in a review of strategic alternatives for the long-term positioning of our Fluids Systems division. See Note 11 for further information.
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

Note 2 – Earnings Per Share
The following table presents the reconciliation of the numerator and denominator for calculating net income (loss) per share:

	Third Quarter		First Nine Months
(In thousands, except per share data)	2023	2022	2023	2022
Numerator
Net income (loss) - basic and diluted	$7,670	$(24,595)	$14,992	$(29,826)

Denominator
Weighted average common shares outstanding - basic	86,310	93,737	86,873	92,843
Dilutive effect of stock options and restricted stock awards	1,724	—	1,810	—
Weighted average common shares outstanding - diluted	88,034	93,737	88,683	92,843

Net income (loss) per common share
Basic	$0.09	$(0.26)	$0.17	$(0.32)
Diluted	$0.09	$(0.26)	$0.17	$(0.32)
We excluded the following weighted-average potential shares from the calculations of diluted net income (loss) per share during the applicable periods because their inclusion would have been anti-dilutive:

	Third Quarter		First Nine Months
(In thousands)	2023	2022	2023	2022
Stock options and restricted stock awards	539	5,711	868	5,526
For the third quarter and first nine months of 2022, we excluded all potentially dilutive stock options and restricted stock awards in calculating diluted earnings per share as the effect was anti-dilutive due to the net loss incurred for these periods.
Note 3 – Repurchase Program
In February 2023, our Board of Directors approved certain changes to our repurchase program and increased the total authorization available to $50.0 million. Our repurchase program authorizes us to purchase outstanding shares of our common stock in the open market or as otherwise determined by management, subject to certain limitations under the Amended ABL Facility (as defined in Note 7) and other factors. The repurchase program has no specific term. Repurchases are expected to be funded from borrowings under our Amended ABL Facility, operating cash flows, and available cash on hand. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. As of September 30, 2023, we had $24.1 million remaining under the program.
During the first nine months of 2023, we repurchased an aggregate of 5.6 million shares of our common stock under the repurchase program for a total cost of $26.2 million, inclusive of commissions and excise taxes. There were no shares of common stock repurchased under the repurchase program during the first nine months of 2022.
In October 2023, we repurchased an additional 0.9 million shares of our common stock pursuant to the repurchase program under a Rule 10b5-1 trading plan for a total cost of $6.0 million, leaving $18.1 million of authorization remaining under the program as of October 31, 2023.
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
During the second quarter of 2023, the Compensation Committee of our Board of Directors (“Compensation Committee”) approved equity-based compensation awards to executive officers and other key employees consisting of an aggregate of 1.7 million restricted stock units, which will vest in equal installments over a three-year period. In addition, non-

employee directors received grants of an aggregate of 0.2 million restricted stock awards, which will vest in full on the earlier of the day prior to the next annual meeting of stockholders following the grant date or the first anniversary of the grant date. The weighted average grant-date fair value was $3.89 per share for both the restricted stock units and restricted stock awards. At September 30, 2023, we had 3.4 million shares of nonvested restricted stock units outstanding with 2.5 million shares remaining available for award under the 2015 Plan, as well as 0.5 million shares remaining available for award under the 2014 Director Plan. In addition, at September 30, 2023, we had 1.2 million shares of vested stock options outstanding, with a weighted average exercise price of $6.88 per share and weighted average remaining contractual life of 2.0 years.
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
Note 5 – Receivables
Receivables consisted of the following:

(In thousands)	September 30, 2023	December 31, 2022
Trade receivables:
Gross trade receivables	$193,083	$227,762
Allowance for credit losses	(5,556)	(4,817)
Net trade receivables	187,527	222,945
Income tax receivables	2,267	2,697
Other receivables	5,475	16,605
Total receivables, net	$195,269	$242,247
The decrease in trade receivables in 2023 was primarily attributable to the decrease in Fluids Systems revenues in the third quarter of 2023 compared to the fourth quarter of 2022, as well as collection of trade receivable amounts outstanding related to our divestitures (as described in Note 11). Other receivables included $0.5 million and $10.8 million for non-trade receivables related to our divestitures as of September 30, 2023 and December 31, 2022, respectively. Other receivables also included $3.8 million and $3.5 million for value added, goods and service taxes related to foreign jurisdictions as of September 30, 2023 and December 31, 2022, respectively.
Changes in our allowance for credit losses were as follows:

	First Nine Months
(In thousands)	2023	2022
Balance at beginning of period	$4,817	$4,587
Credit loss expense	827	721
Write-offs, net of recoveries	(88)	(507)
Balance at end of period	$5,556	$4,801

Note 6 – Inventories
Inventories consisted of the following:

(In thousands)	September 30, 2023	December 31, 2022
Raw materials:
Fluids Systems	$107,152	$110,623
Industrial Solutions	4,304	3,966
Total raw materials	111,456	114,589
Blended fluids systems components	19,655	29,244
Finished goods - mats	12,141	5,738
Total inventories	$143,252	$149,571
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
The Fluids Systems segment operating results for the first nine months of 2023 includes $2.6 million of total charges for inventory write-downs (as described in Note 11). The Fluids Systems segment operating results for the first nine months of 2022 included $8.0 million of total charges for inventory write-downs, primarily attributable to the reduction in carrying values of certain inventory related to the exit of our Gulf of Mexico operations to their net realizable value.
Note 7 – Financing Arrangements and Fair Value of Financial Instruments
Financing arrangements consisted of the following:

	September 30, 2023			December 31, 2022
(In thousands)	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt
Amended ABL Facility	$48,000	$—	$48,000	$80,300	$—	$80,300
Foreign subsidiary facilities	18,130	—	18,130	16,081	—	16,081
Finance leases	8,867	—	8,867	4,999	—	4,999
U.K. term loan	5,980	(59)	5,921	7,201	(99)	7,102
Other debt	4,811	(15)	4,796	5,668	(35)	5,633
Total debt	85,788	(74)	85,714	114,249	(134)	114,115
Less: Current portion	(24,818)	—	(24,818)	(22,438)	—	(22,438)
Long-term debt	$60,970	$(74)	$60,896	$91,811	$(134)	$91,677
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
As of September 30, 2023, our total availability under the Amended ABL Facility was $120.4 million, of which $48.0 million was drawn and $4.0 million was used for outstanding letters of credit, resulting in remaining availability of $68.4 million.
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
As of September 30, 2023, the applicable margin for borrowings under the Amended ABL Facility was 1.50% with respect to BSBY borrowings and 0.50% with respect to base rate borrowings. As of September 30, 2023, the weighted average interest rate for the Amended ABL Facility was 6.9% and the applicable commitment fee on the unused portion of the Amended ABL Facility was 0.375% per annum.
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
Other Financing Arrangements. Certain of our foreign subsidiaries maintain local credit arrangements consisting primarily of lines of credit or overdraft facilities which are generally renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. In addition, in April 2022, a U.K. subsidiary entered a £7.0 million term loan and a £2.0 million revolving credit facility. Both the term loan and revolving credit facility mature in April 2025 and bear interest at a rate of Sterling Overnight Index Average plus a margin of 3.25% per year. As of September 30, 2023, the interest rate for the U.K. facilities was 8.4%. The term loan is payable in quarterly installments of £350,000 plus interest beginning June 2022 and a £2.8 million payment due at maturity. We also maintain finance leases primarily related to transportation equipment. During the first nine months of 2023, we entered $5.7 million of new finance lease liabilities in exchange for leased assets.
In addition, at September 30, 2023, we had $46.8 million in outstanding letters of credit, performance bonds, and other guarantees for which certain of the letters of credit are collateralized by $1.8 million in restricted cash.
Our financial instruments include cash and cash equivalents, receivables, payables, and debt. We believe the carrying values of these instruments approximated their fair values at September 30, 2023 and December 31, 2022.
Note 8 – Income Taxes
The provision for income taxes was $8.2 million for the first nine months of 2023, reflecting an effective tax rate of 35%. The provision for income taxes reflects the impact from the geographic composition of our earnings and was unfavorably impacted by losses in certain international jurisdictions in which we are unable to recognize a related tax benefit, partially offset by the benefit associated with a partial valuation allowance release to recognize a portion of previously unbenefited U.S. net operating losses. The provision for income taxes was $0.5 million for the first nine months of 2022, which includes an income tax benefit of $3.1 million related to the restructuring of certain subsidiary legal entities within Europe, as the undistributed earnings for an international subsidiary are no longer subject to certain taxes upon future distribution.

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

	First Nine Months
(In thousands)	2023	2022
Cash paid for:
Income taxes (net of refunds)	$6,008	$7,207
Interest	$5,976	$3,881
Cash, cash equivalents, and restricted cash in the consolidated statements of cash flows consisted of the following:

(In thousands)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$26,611	$23,182
Restricted cash (included in prepaid expenses and other current assets)	1,793	1,879
Cash, cash equivalents, and restricted cash	$28,404	$25,061

Note 11 – Segment Data
Summarized operating results for our reportable segments are shown in the following table (net of inter-segment transfers):

	Third Quarter		First Nine Months
(In thousands)	2023	2022	2023	2022
Revenues
Fluids Systems	$141,236	$168,621	$420,591	$454,896
Industrial Solutions	57,262	51,232	161,193	135,539
Industrial Blending	—	—	—	—
Total revenues	$198,498	$219,853	$581,784	$590,435

Operating income (loss)
Fluids Systems	$7,573	$(24,193)	$13,004	$(20,394)
Industrial Solutions	14,336	10,036	41,593	26,148
Industrial Blending	—	(526)	—	(10,324)
Corporate office	(8,662)	(6,627)	(25,329)	(21,990)
Total operating income (loss)	$13,247	$(21,310)	$29,268	$(26,560)
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
Summarized operating results of our now exited Excalibar business and Gulf of Mexico operations, both included in the Fluids Systems segment historical results, are shown in the following table:

	Third Quarter		First Nine Months
(In thousands)	2023	2022	2023	2022
Revenues
Excalibar	$—	$17,623	$—	$44,068
Gulf of Mexico	—	8,591	—	18,697
Total revenues	$—	$26,214	$—	$62,765

Operating income (loss)
Excalibar	$—	$888	$—	$2,538
Gulf of Mexico	(358)	(32,931)	(4,776)	(39,191)
Total operating income (loss)	$(358)	$(32,043)	$(4,776)	$(36,653)

Summarized net assets remaining from the business units exited in 2022 are shown in the following table:

(In thousands)	December 31, 2022
Receivables, net	$27,798
Inventories	5,805
Accounts payable	(2,060)
Accrued liabilities	(311)
Total net assets	$31,232
During the first nine months of 2023, we have substantially settled the above net assets related to the now exited Excalibar business and Gulf of Mexico operations.
The Fluids Systems segment includes the following facility exit and other recent developments in the first nine months of 2023:
•We incurred $4.8 million in net facility exit and other costs related to the exit from our Gulf of Mexico operations.
•We incurred $1.6 million of total charges (included in impairments and other charges) related to our 2023 decision to exit the stimulation chemicals product line. These charges related to inventory write-downs to reduce the carrying values of certain inventory related to the exit of our stimulation chemicals product line to their net realizable value. As of September 30, 2023, we had $2.2 million of inventory remaining related to the stimulation chemicals product line.
•We incurred $1.2 million of total charges (included in impairments and other charges) related to our 2023 decision to exit certain operations for offshore Australia. These charges include $1.0 million related to inventory write-downs to reduce the carrying values of certain inventory related to the exit of our offshore Australia operations to their net realizable value, as well as impairments related to the long-lived assets previously used in the now exited business. As of September 30, 2023, we had $0.4 million of assets related to our offshore Australia operations.
•We completed our customer contract in Chile and are in the process of winding down our in-country operations. As of September 30, 2023, we had $1.8 million of net assets and $0.8 million of accumulated translation losses related to our subsidiary in Chile. As we monetize these assets in 2023, we will reclassify the translation losses and recognize a charge to income at such time when we have substantially liquidated our subsidiary in Chile.
•We initiated a review of strategic alternatives for the long-term positioning of the Fluids Systems division in June 2023 and in September 2023, we launched a formal sale process for substantially all the Fluids Systems business as part of this strategic review. While the sale process remains in the early stages, we anticipate substantially completing the process in the first half of 2024, although it is not certain that any such transaction will be consummated. As of September 30, 2023, the Fluids Systems business had approximately $234 million of net assets, including approximately $196 million of net working capital.
In addition, in the first nine months of 2022, Fluids Systems operating results included $29.4 million of total non-cash impairment charges related to the long-lived assets and inventory associated with the exit of our Gulf of Mexico operations.
As a result of the above, operating results for the Fluids Systems segment include the following charges.

	Third Quarter		First Nine Months
(In thousands)	2023	2022	2023	2022
Impairments and other charges	$—	$29,417	$2,816	$29,417
Facility exit costs and other, net	358	—	4,594	—
Severance costs	40	—	1,143	235
Total Fluids Systems impairments and other charges	$398	$29,417	$8,553	$29,652

The following table presents further disaggregated revenues for the Fluids Systems segment:

	Third Quarter		First Nine Months
(In thousands)	2023	2022	2023	2022
United States	$49,685	$98,431	$178,538	$254,629
Canada	17,404	15,452	47,168	49,031
Total North America	67,089	113,883	225,706	303,660

EMEA	68,274	47,633	181,764	134,678
Other	5,873	7,105	13,121	16,558
Total International	74,147	54,738	194,885	151,236

Total Fluids Systems revenues	$141,236	$168,621	$420,591	$454,896
The following table presents further disaggregated revenues for the Industrial Solutions segment:

	Third Quarter		First Nine Months
(In thousands)	2023	2022	2023	2022
Rental revenues	$20,370	$17,195	$63,244	$52,356
Service revenues	17,695	15,731	51,130	41,915
Product sales revenues	19,197	18,306	46,819	41,268
Total Industrial Solutions revenues	$57,262	$51,232	$161,193	$135,539

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
While the Fluids Systems segment has historically been the primary driver of revenues, the Industrial Solutions segment has for several years been the primary driver of operating income, cash flows, and financial returns. Industrial Solutions also represents our primary focus for capital investments. The relative revenues, operating income, and capital expenditures for the Industrial Solutions and Fluids Systems segments for the first nine months of 2023 are as follows (amounts in millions):

* Fluids Systems segment operating income for the first nine months of 2023 includes $8.6 million in net charges for certain impairments, facility exit and severance costs as described further below.
2023 Priorities
Following the completion of several divestiture transactions in the fourth quarter of 2022 (as described further below), the following priorities have been established for 2023:
•Accelerate Industrial Solutions Growth – We plan to continue to prioritize investment capital in the growth of our Industrial Solutions business, where over the past several years, we have seen the strong market adoption of our specialty rental products and differentiated service offering. For the first nine months of 2023, Industrial Solutions segment revenues were $161.2 million, reflecting a 19% increase from the first nine months of 2022. The substantial majority of the increase in revenues is attributable to our continued expansion in the power transmission sector.
•Operational Excellence – We plan to increase our focus on efficiency improvements and operating cost optimization across every aspect of our global footprint. With our simplified business model and enhanced focus on balance sheet optimization, we seek to improve returns and consistency in cash flow generation. During the first nine months of 2023, we generated $63.8 million of operating cash flow, which was partially driven by the effects of the 2022 divestitures in Fluids Systems as described further below. In 2023, we initiated certain organizational changes, which are expected to provide annualized recurring cost savings of approximately $6 million, with the benefits beginning to be realized in the second quarter of 2023.
In June 2023, we announced that we initiated a review of strategic alternatives for the long-term positioning of the Fluids Systems division. We have retained Lazard to serve as our exclusive financial advisor in connection with the strategic review. As part of the strategic review, we will continue to evaluate under-performing areas within our business and anticipate additional actions may be necessary to optimize our operational footprint and invested capital within the Fluids Systems segment. See further information below.
•Prioritize Return of Capital – We are committed to maintaining a strong balance sheet, using excess cash generation to reduce our debt and return value to our shareholders. During the first nine months of 2023, we utilized $34 million of cash generation for debt repayments and another $26 million to repurchase 5.6 million (6%) of our outstanding shares under our repurchase program.
Segment Overview
Industrial Solutions – Our Industrial Solutions segment provides temporary worksite access solutions, including the rental of our manufactured recyclable composite matting systems, along with related site construction and services to customers in various markets including power transmission, E&P, pipeline, renewable energy, petrochemical, construction and other industries, primarily in the United States and United Kingdom. We also sell our manufactured recyclable composite mats to customers around the world, with power transmission being the primary end-market. For the Industrial Solutions segment, approximately 75% of first nine months 2023 revenues were derived from power transmission and other industrial markets.
Our Industrial Solutions segment has been the primary source of operating income and cash generation for us in recent years, as illustrated above, and has also been the primary focus for growth investments. The growth of the business in the power transmission and other industrial markets remains a strategic priority for us due to the relative stability of such markets compared to E&P, as well as the magnitude of growth opportunity in these markets, including the potential positive impact from the energy transition and future legislation and regulations related to greenhouse gas emissions and climate change. We expect customer activity, particularly in the power transmission sector, will remain robust in the coming years, driven in part by the impacts of the U.S. energy transition and the increasing investment in grid reliance initiatives.
Fluids Systems – Our Fluids Systems segment provides drilling and completion fluids products and related technical services to customers for oil, natural gas, and geothermal projects primarily in North America and Europe, the Middle East and Africa (“EMEA”), as well as certain countries in Asia Pacific. Over the past few years, our primary focus within Fluids Systems has been the transformation into a more agile and simplified business focused on key markets, while monetizing assets in underperforming or sub-scale markets and reducing our invested capital. As of September 30, 2023, the net assets of the Fluids Systems segment were $234 million, which reflects a $51 million reduction in net assets from December 31, 2022.
Our Fluids Systems operating results remain dependent on oil and natural gas drilling activity levels in the markets we serve and the nature of the drilling operations, which governs the revenue potential of each well. Drilling activity levels depend on a variety of factors, including oil and natural gas commodity pricing, inventory levels, product demand, and regulatory restrictions. Rig count data remains the most widely accepted indicator of drilling activity. Average North American rig count data for the third quarter and first nine months of 2023 as compared to the same periods of 2022 is as follows:

	Third Quarter		2023 vs 2022
	2023	2022	Count	%
U.S. Rig Count	649	761	(112)	(15)%
Canada Rig Count	188	199	(11)	(6)%
North America Rig Count	837	960	(123)	(13)%

	First Nine Months		2023 vs 2022
	2023	2022	Count	%
U.S. Rig Count	709	706	3	—%
Canada Rig Count	175	170	5	3%
North America Rig Count	884	876	8	1%
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
Review of Strategic Alternatives for Fluids Systems Business
As described above, we initiated a review of strategic alternatives for the long-term positioning of the Fluids Systems division in June 2023. In September 2023, we launched a formal sale process for substantially all the Fluids Systems business as part of this strategic review. While the sale process remains in the early stages, we anticipate substantially completing the process in the first half of 2024, although it is not certain that any such transaction will be consummated. As of September 30, 2023, the Fluids Systems business had approximately $234 million of net assets, including approximately $196 million of net working capital.
As we continue to evaluate strategic alternatives for our Fluids Systems portfolio, we may incur future charges related to these efforts or potential asset impairments, which may negatively impact our future results.
Exit of Stimulation Chemicals Product Line
In 2023, we made the decision to exit the stimulation chemicals product line. The Fluids Systems segment operating results for the first nine months of 2023 includes $1.6 million of total charges (included in impairments and other charges) for inventory write-downs to reduce the carrying values of certain inventory related to the exit of our stimulation chemicals product line to their net realizable value. As of September 30, 2023, we had $2.2 million of inventory remaining related to the stimulation chemicals product line.
Exit of Offshore Australia Operations
In 2023, we made the decision to exit certain operations for offshore Australia. The Fluids Systems segment operating results for the first nine months of 2023 includes $1.2 million of total charges (included in impairments and other charges) for inventory write-downs to reduce the carrying values of certain inventory related to the exit of our offshore Australia operations to their net realizable value as well as impairments related to the long-lived assets previously used in the now exited business. As of September 30, 2023, we had $0.4 million of assets related to our offshore Australia operations. We expect to incur certain exit related costs of approximately $1 million as we substantially complete the exit of our offshore Australia operations in 2023.
Exit of Chile Operations
We completed our customer contract in Chile in 2023 and are in the process of winding down our in-country operations. As of September 30, 2023, we had $1.8 million of net assets and $0.8 million of accumulated translation losses related to our subsidiary in Chile. As we monetize these assets in 2023, we will reclassify the translation losses and recognize a charge to income at such time when we have substantially liquidated our subsidiary in Chile.
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
Sale of Excalibar U.S. Mineral Grinding Business
In November 2022, we completed the sale of substantially all the long-lived assets, inventory, and operations of our Excalibar U.S. mineral grinding business (“Excalibar”), which was reported within our Fluids Systems segment, to Cimbar Resources, INC. (“Cimbar”), and received cash proceeds (after purchase price adjustments) of approximately $51 million. The Company retained certain assets and liabilities, including accounts receivable and accounts payable, the wind down of which was substantially completed in the first quarter of 2023. Such working capital provided approximately $10 million of cash generation in the fourth quarter of 2022 and approximately $6 million of additional cash generation in the first quarter of 2023. In connection with the sale, the Company and Cimbar have entered into a long-term barite supply agreement for certain regions of our U.S. drilling fluids business, with an initial term of four years following the closing of the transaction.

Exit of Gulf of Mexico Operations
In December 2022, we completed the sale of substantially all assets associated with our Gulf of Mexico completion fluids operations. Separately, we entered into a seven-year arrangement to sublease our Fourchon, LA drilling fluids shorebase and blending facility to a leading global energy services provider. As part of this arrangement, substantially all of our Gulf of Mexico drilling fluids inventory has been sold to the lessee as consumed. These transactions provided cash generation of approximately $6 million in the fourth quarter of 2022 and approximately $28 million in the first nine months of 2023. Fluids Systems segment operating income for the first nine months of 2023 includes $4.6 million in net charges related to the exit of our Gulf of Mexico operations, which was substantially completed during the second quarter of 2023.
Summarized operating results of the business units exited in 2022 are shown in the following table:

	Third Quarter		First Nine Months
(In thousands)	2023	2022	2023	2022
Revenues
Excalibar	$—	$17,623	$—	$44,068
Gulf of Mexico	—	8,591	—	18,697
Total revenues	$—	$26,214	$—	$62,765

Operating income (loss)
Excalibar	$—	$888	$—	$2,538
Gulf of Mexico	(358)	(32,931)	(4,776)	(39,191)
Total operating income (loss)	$(358)	$(32,043)	$(4,776)	$(36,653)
Summarized net assets remaining from the business units exited in 2022 are shown in the following table:

(In thousands)	December 31, 2022
Receivables, net	$27,798
Inventories	5,805
Accounts payable	(2,060)
Accrued liabilities	(311)
Total net assets	$31,232
During 2023, we have substantially settled the above net assets related to the now exited Excalibar business and Gulf of Mexico operations.

Third Quarter of 2023 Compared to Third Quarter of 2022
Consolidated Results of Operations
Summarized results of operations for the third quarter of 2023 compared to the third quarter of 2022 are as follows:

	Third Quarter		2023 vs 2022
(In thousands)	2023	2022	$	%
Revenues	$198,498	$219,853	$(21,355)	(10)%
Cost of revenues	159,133	187,884	(28,751)	(15)%
Selling, general and administrative expenses	26,821	24,207	2,614	11%
Other operating income, net	(703)	(345)	(358)	NM
Impairments and other charges	—	29,417	(29,417)	NM
Operating income (loss)	13,247	(21,310)	34,557	NM

Foreign currency exchange gain	(445)	(1,424)	979	69%
Interest expense, net	2,027	1,875	152	8%
Income (loss) before income taxes	11,665	(21,761)	33,426	NM

Provision for income taxes	3,995	2,834	1,161	NM
Net income (loss)	$7,670	$(24,595)	$32,265	NM
Revenues
Revenues decreased 10% to $198.5 million for the third quarter of 2023, compared to $219.9 million for the third quarter of 2022. This $21.4 million decrease in revenues includes a $41.0 million (25%) decrease in North America, comprised of a $46.8 million decrease in the Fluids Systems segment partially offset by a $5.8 million increase in the Industrial Solutions segment. In our Fluids Systems segment, revenues from North America operations decreased primarily due to a $26.2 million impact from the divested business units, as well as lower U.S. activity. In our Industrial Solutions segment, revenues from North America operations increased primarily due to an increase in rental and services revenues. Revenues from our international operations increased by $19.6 million (34%), driven primarily by higher activity in Europe and Africa. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues decreased 15% to $159.1 million for the third quarter of 2023, compared to $187.9 million for the third quarter of 2022 which included $27.9 million of cost of revenues from divested business units. This $28.8 million decrease was primarily driven by the 10% decrease in revenues described above, partially offset by the impact of segment mix, with Industrial Solutions representing a higher proportion of revenues for the third quarter of 2023, as compared to the prior year.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $2.6 million to $26.8 million for the third quarter of 2023, compared to $24.2 million for the third quarter of 2022. This increase was primarily driven by a $1.9 million charge to reflect higher projected long-term management incentives driven by our relative total shareholder return versus our peer group, as well as $0.5 million of third quarter 2023 expenses related to strategic planning projects, and $0.5 million of severance costs associated with restructuring actions. Selling, general and administrative expenses as a percentage of revenues was 13.5% for the third quarter of 2023 compared to 11.0% for the third quarter of 2022. Consolidated selling, general and administrative expenses included $0.4 million of costs related to divested business units for the third quarter of 2022.

Impairments and other charges
The Fluids Systems segment includes $29.4 million of total non-cash impairment charges in the third quarter of 2022 related to the long-lived assets and inventory associated with the exit of our Gulf of Mexico operations.
Foreign currency exchange
Foreign currency exchange was a $0.4 million gain for the third quarter of 2023 compared to a $1.4 million gain for the third quarter of 2022, and reflects the impact of currency translation for assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.
Interest expense, net
Interest expense was $2.0 million for the third quarter of 2023 compared to $1.9 million for the third quarter of 2022. The increase in interest expense was primarily due to an increase in benchmark borrowing rates partially offset by a decrease in average debt outstanding.
Provision for income taxes
The provision for income taxes was $4.0 million for the third quarter of 2023. The 2023 provision for income taxes primarily reflects the impact from the geographic composition of our earnings. The provision for income taxes was $2.8 million for the third quarter of 2022, despite reporting a pretax loss for the period, as we were unable to recognize a tax benefit for the $29.4 million of impairment charges and reflecting the impact of the geographic composition of our earnings.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Third Quarter		2023 vs 2022
(In thousands)	2023	2022	$	%
Revenues
Fluids Systems	$141,236	$168,621	$(27,385)	(16)%
Industrial Solutions	57,262	51,232	6,030	12%
Industrial Blending	—	—	—	—%
Total revenues	$198,498	$219,853	$(21,355)	(10)%

Operating income (loss)
Fluids Systems	$7,573	$(24,193)	$31,766
Industrial Solutions	14,336	10,036	4,300
Industrial Blending	—	(526)	526
Corporate office	(8,662)	(6,627)	(2,035)
Total operating income (loss)	$13,247	$(21,310)	$34,557

Segment operating margin
Fluids Systems	5.4%	(14.3)%
Industrial Solutions	25.0%	19.6%
Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	Third Quarter		2023 vs 2022
(In thousands)	2023	2022	$	%
United States	$49,685	$98,431	$(48,746)	(50)%
Canada	17,404	15,452	1,952	13%
Total North America	67,089	113,883	(46,794)	(41)%

EMEA	68,274	47,633	20,641	43%
Other	5,873	7,105	(1,232)	(17)%
Total International	74,147	54,738	19,409	35%

Total Fluids Systems revenues	$141,236	$168,621	$(27,385)	(16)%
North America revenues decreased 41% to $67.1 million for the third quarter of 2023, compared to $113.9 million for the third quarter of 2022, primarily related to the divested business units as well as a decline in U.S. land activity. For the third quarter of 2022, U.S. revenues included $17.6 million from the U.S. mineral grinding business and $8.6 million from offshore Gulf of Mexico, which were exited in 2022. Revenues from U.S. land decreased $22.5 million, primarily as a result of the 15% decline in U.S. rig count as well as lower market share. Canada revenues increased $2.0 million driven primarily by an increase in market share, which typically fluctuates based on customer mix and timing of projects.
International revenues increased 35% to $74.1 million for the third quarter of 2023, compared to $54.7 million for the third quarter of 2022. The increase was primarily driven by higher customer drilling activity and elevated product consumption per rig in Europe and Africa.

Operating income (loss)
The Fluids Systems segment generated operating income of $7.6 million for the third quarter of 2023 compared to an operating loss of $24.2 million for the third quarter of 2022. The third quarter of 2022 included $29.4 million of total non-cash impairment charges as well as $2.6 million of operating losses related to the divested business units. Excluding these items, the operating income is relatively unchanged, primarily reflecting the impact of the improved profitability on revenue growth in EMEA, offset by the effects of the decrease in U.S. revenues.
Industrial Solutions
Revenues
Total revenues for this segment consisted of the following:

	Third Quarter		2023 vs 2022
(In thousands)	2023	2022	$	%
Rental and service revenues	$38,065	$32,926	$5,139	16%
Product sales revenues	19,197	18,306	891	5%
Total Industrial Solutions revenues	$57,262	$51,232	$6,030	12%
Rental and service revenues increased by $5.1 million from the third quarter of 2022, driven by our continued market penetration of the power transmission sector in the U.S., reflecting growth in rental volume along with higher associated service revenues. Revenues from product sales, which typically fluctuate based on the timing of customer projects and orders, increased by $0.9 million from the third quarter of 2022, reflecting strong demand from various sectors, including utilities.
Operating income
The Industrial Solutions segment generated operating income of $14.3 million for the third quarter of 2023, compared to $10.0 million for the third quarter of 2022, the increase being primarily attributable to incremental profitability associated with revenue growth, including the effects of improved operating cost leverage from increased rental and service activity.
Corporate Office
Corporate office expenses increased $2.0 million to $8.7 million for the third quarter of 2023, compared to $6.6 million for the third quarter of 2022. This increase was primarily driven by a $1.5 million charge to reflect higher projected long-term management incentives driven by our relative total shareholder return versus our peer group, as well as $0.5 million of third quarter 2023 expenses related to strategic planning projects, and $0.3 million of severance costs associated with restructuring actions.

First Nine Months of 2023 Compared to First Nine Months of 2022
Consolidated Results of Operations
Summarized results of operations for the first nine months of 2023 compared to the first nine months of 2022 are as follows:

	First Nine Months		2023 vs 2022
(In thousands)	2023	2022	$	%
Revenues	$581,784	$590,435	$(8,651)	(1)%
Cost of revenues	474,041	507,078	(33,037)	(7)%
Selling, general and administrative expenses	77,807	72,970	4,837	7%
Other operating income, net	(2,148)	(375)	(1,773)	NM
Impairments and other charges	2,816	37,322	(34,506)	NM
Operating income (loss)	29,268	(26,560)	55,828	NM

Foreign currency exchange gain	(228)	(1,943)	1,715	88%
Interest expense, net	6,262	4,719	1,543	33%
Income (loss) before income taxes	23,234	(29,336)	52,570	NM

Provision for income taxes	8,242	490	7,752	NM
Net income (loss)	$14,992	$(29,826)	$44,818	NM
Revenues
Revenues decreased 1% to $581.8 million for the first nine months of 2023, compared to $590.4 million for the first nine months of 2022. The $8.7 million decrease in revenues includes a $53.5 million (12%) decrease in North America partially offset by a $44.8 million (28%) increase from our international operations, driven by higher activity in Europe and Africa. The decrease in North America is comprised of a $78.0 million decrease in the Fluids Systems segment partially offset by a $24.5 million increase in the Industrial Solutions segment. In our Fluids Systems segment, revenues from North America operations decreased primarily due to a $62.8 million impact from the divested business units, as well as lower U.S. activity. In our Industrial Solutions segment, revenues from North America operations increased primarily due to an increase in rental and services revenues, as well as higher product sales, including sales to support power transmission projects. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues decreased 7% to $474.0 million for the first nine months of 2023, compared to $507.1 million for the first nine months of 2022 which included $68.0 million of cost of revenues from divested business units. The $33.0 million decrease in cost of revenues was primarily driven by the impact of segment mix, with Industrial Solutions representing a higher proportion of revenues for the first nine months of 2023, as compared to the prior year, as well as the 1% decrease in revenues described above.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $4.8 million to $77.8 million for the first nine months of 2023, compared to $73.0 million for the first nine months of 2022. This increase was primarily driven by $2.2 million in higher projected long-term management incentives driven by our relative total shareholder return versus our peer group, as well as a $1.9 million increase in severance costs, and a $1.5 million increase in expenses related to strategic planning projects. Selling, general and administrative expenses as a percentage of revenues was 13.4% for the first nine months of 2023 compared to 12.4% for the first nine months of 2022. Consolidated selling, general and administrative expenses included $1.4 million of costs related to divested business units for the first nine months of 2022.
Other operating income, net
Other operating income, net for the first nine months of 2023 includes gains associated with the sale of assets, including assets previously used in divested businesses.

Impairments and other charges
The Fluids Systems segment includes $2.8 million of non-cash charges in the first nine months of 2023 for inventory write-downs and asset impairments.
For the first nine months of 2022, the Fluids Systems segment included $29.4 million of total non-cash impairment charges related to the long-lived assets and inventory associated with the exit of our Gulf of Mexico operations. In addition, the Industrial Blending segment included a $7.9 million non-cash impairment charge for the first nine months of 2022 related to the process to sell the assets previously used in this now exited business.
Foreign currency exchange
Foreign currency exchange was a $0.2 million gain for the first nine months of 2023 compared to a $1.9 million gain for the first nine months of 2022, and reflects the impact of currency translation for assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.
Interest expense, net
Interest expense was $6.3 million for the first nine months of 2023 compared to $4.7 million for the first nine months of 2022. The increase in interest expense is primarily due to an increase in benchmark borrowing rates partially offset by a decrease in average debt outstanding.
Provision for income taxes
The provision for income taxes was $8.2 million for the first nine months of 2023, reflecting an effective tax rate of 35%. The 2023 provision for income taxes reflects the impact from the geographic composition of our earnings and was unfavorably impacted by losses in certain international jurisdictions in which we are unable to recognize a related tax benefit, partially offset by the benefit associated with a partial valuation allowance release to recognize a portion of previously unbenefited net operating losses. The provision for income taxes was $0.5 million for the first nine months of 2022, which includes an income tax benefit of $3.1 million related to the restructuring of certain subsidiary legal entities within Europe, as the undistributed earnings for an international subsidiary are no longer subject to certain taxes upon future distribution. The provision for income taxes in the first nine months of 2022 reflects the impact from the geographic composition of our earnings and was unfavorably impacted as we are unable to recognize a tax benefit related to the $37.3 million in total impairment charges.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Nine Months		2023 vs 2022
(In thousands)	2023	2022	$	%
Revenues
Fluids Systems	$420,591	$454,896	$(34,305)	(8)%
Industrial Solutions	161,193	135,539	25,654	19%
Industrial Blending	—	—	—	—%
Total revenues	$581,784	$590,435	$(8,651)	(1)%

Operating income (loss)
Fluids Systems	$13,004	$(20,394)	$33,398
Industrial Solutions	41,593	26,148	15,445
Industrial Blending	—	(10,324)	10,324
Corporate office	(25,329)	(21,990)	(3,339)
Total operating loss	$29,268	$(26,560)	$55,828

Segment operating margin
Fluids Systems	3.1%	(4.5)%
Industrial Solutions	25.8%	19.3%
Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	First Nine Months		2023 vs 2022
(In thousands)	2023	2022	$	%
United States	$178,538	$254,629	$(76,091)	(30)%
Canada	47,168	49,031	(1,863)	(4)%
Total North America	225,706	303,660	(77,954)	(26)%

EMEA	181,764	134,678	47,086	35%
Other	13,121	16,558	(3,437)	(21)%
Total International	194,885	151,236	43,649	29%

Total Fluids Systems revenues	$420,591	$454,896	$(34,305)	(8)%
North America revenues decreased 26% to $225.7 million for the first nine months of 2023, compared to $303.7 million for the first nine months of 2022, primarily related to the divested business units as well as a decline in U.S. land activity. For the first nine months of 2022, U.S. revenues included $44.1 million from the U.S. mineral grinding business and $18.7 million from offshore Gulf of Mexico, which were exited in 2022. Revenues from U.S. land decreased $13.1 million, primarily as a result of lower market share. In addition, Canada decreased $1.9 million driven primarily by a decline in market share, which typically fluctuates based on customer mix and timing of projects.
International revenues increased 29% to $194.9 million for the first nine months of 2023, compared to $151.2 million for the first nine months of 2022. The increase was primarily driven by higher customer activity and elevated product consumption per rig in Europe and Africa.

Operating income (loss)
The Fluids Systems segment generated operating income of $13.0 million for the first nine months of 2023 compared to an operating loss of $20.4 million incurred for the first nine months of 2022, which included $29.4 million of total non-cash impairment charges. The first nine months of 2023 includes $8.6 million in total charges including $5.8 million of net facility exit costs in the Gulf of Mexico and severance costs, as well as $2.8 million of impairments and other charges. The first nine months of 2022 included operating losses of $7.2 million related to the divested business units. Excluding these items, the $5.4 million improvement in operating income primarily reflects the impact of the increase in revenues in EMEA and benefits of cost reduction efforts in the U.S., partially offset by the decrease in U.S. revenues.
Industrial Solutions
Revenues
Total revenues for this segment consisted of the following:

	First Nine Months		2023 vs 2022
(In thousands)	2023	2022	$	%
Rental and service revenues	$114,374	$94,271	$20,103	21%
Product sales revenues	46,819	41,268	5,551	13%
Total Industrial Solutions revenues	$161,193	$135,539	$25,654	19%
Rental and service revenues increased by 21% from the first nine months of 2022, driven by our continued market penetration of the power transmission sector in the U.S., reflecting higher service revenues, growth in rental volume, and improved pricing. Revenues from product sales, which typically fluctuate based on the timing of customer projects and orders, increased by $5.6 million from the first nine months of 2022, reflecting strong demand from various sectors, including utilities.
Operating income
The Industrial Solutions segment generated operating income of $41.6 million for the first nine months of 2023 compared to $26.1 million for the first nine months of 2022, the increase being primarily attributable to incremental profitability associated with revenue growth, including the effects of improved operating cost leverage from increased manufacturing, rental, and service activity.
Industrial Blending
We completed the wind down of the Industrial Blending business in the first quarter of 2022 and completed the sale of the industrial blending and warehouse facility and related equipment located in Conroe, Texas in the fourth quarter of 2022. The Industrial Blending operating loss for the first nine months of 2022 included a $7.9 million non-cash charge for the impairment of the long-lived assets as well as exit and other costs related to the process to sell these assets.
Corporate Office
Corporate office expenses increased $3.3 million to $25.3 million for the first nine months of 2023, compared to $22.0 million for the first nine months of 2022. The first nine months of 2023 includes approximately $2.2 million of expenses related to strategic planning projects and $1.2 million of severance costs, while the first nine months of 2022 included $1.1 million associated with shareholder matters and acquisition and divestiture efforts. This increase was also driven by $1.8 million in higher projected long-term management incentives driven by our relative total shareholder return versus our peer group.

Liquidity and Capital Resources
Net cash provided by operating activities was $63.8 million for the first nine months of 2023 compared to net cash used in operating activities of $28.1 million for the first nine months of 2022. During the first nine months of 2023, net income adjusted for non-cash items provided cash of $44.3 million and changes in working capital provided cash of $19.5 million, which is primarily related to the wind down of working capital associated with the fourth quarter 2022 divestiture transactions.
Net cash provided by investing activities was $2.2 million for the first nine months of 2023, including $19.4 million in proceeds received related to our fourth quarter of 2022 divestitures, as well as $3.0 million in proceeds from the sale of assets, which includes the sale of used mats from our Industrial Solutions rental fleet. These proceeds were partially offset by capital expenditures of $20.1 million in the first nine months of 2023, the substantial majority of which was directed to supporting our Industrial Solutions segment growth in the power transmission sector.
Net cash used in financing activities was $62.2 million for the first nine months of 2023, which includes $34.1 million in net repayments on our Amended ABL Facility and other financing arrangements and $26.0 million in share purchases under our repurchase program.
Substantially all our $26.6 million of cash on hand at September 30, 2023 resides in our international subsidiaries. We primarily manage our liquidity utilizing availability under our Amended ABL Facility and other existing financing arrangements. Under our Amended ABL Facility, we manage daily cash requirements by utilizing borrowings or repayments under this revolving credit facility, while maintaining minimal cash on hand in the U.S.
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
We anticipate that future working capital requirements for our operations will generally fluctuate directionally with revenues. We expect capital expenditures in 2023 will remain fairly in line with 2022 levels, with spending heavily focused on the expansion of our mat rental fleet to further support the utilities market penetration. In October 2023, we used $6.0 million for share repurchases under our repurchase program. As of October 31, 2023, our total borrowing availability under the Amended ABL Facility was $115.3 million, of which $50.0 million was drawn and $4.0 million was used for outstanding letters of credit, resulting in remaining availability of $61.3 million.
Our capitalization is as follows:

(In thousands)	September 30, 2023	December 31, 2022
Amended ABL Facility	$48,000	$80,300
Other debt	37,788	33,949
Unamortized discount and debt issuance costs	(74)	(134)
Total debt	$85,714	$114,115

Stockholders’ equity	413,967	423,028
Total capitalization	$499,681	$537,143

Total debt to capitalization	17.2%	21.2%
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
As of September 30, 2023, our total availability under the Amended ABL Facility was $120.4 million, of which $48.0 million was drawn and $4.0 million was used for outstanding letters of credit, resulting in remaining availability of $68.4 million.
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
As of September 30, 2023, the applicable margin for borrowings under the Amended ABL Facility was 1.50% with respect to BSBY borrowings and 0.50% with respect to base rate borrowings. As of September 30, 2023, the weighted average interest rate for the Amended ABL Facility was 6.9% and the applicable commitment fee on the unused portion of the Amended ABL Facility was 0.375% per annum.
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
Other Financing Arrangements. Certain of our foreign subsidiaries maintain local credit arrangements consisting primarily of lines of credit or overdraft facilities which are generally renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. In addition, in April 2022, a U.K. subsidiary entered a £7.0 million term loan and a £2.0 million revolving credit facility. Both the term loan and revolving credit facility mature in April 2025 and bear interest at a rate of Sterling Overnight Index Average plus a margin of 3.25% per year. As of September 30, 2023, the interest rate for the U.K. facilities was 8.4%. The term loan is payable in quarterly installments of £350,000 plus interest beginning June 2022 and a £2.8 million payment due at maturity. We also maintain finance leases primarily related to transportation equipment.
In addition, at September 30, 2023, we had $46.8 million in outstanding letters of credit, performance bonds, and other guarantees for which certain of the letters of credit are collateralized by $1.8 million in restricted cash.
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
Interest Rate Risk
At September 30, 2023, we had total principal amounts outstanding under financing arrangements of $85.8 million, including $48.0 million of borrowings under our Amended ABL Facility, $7.9 million of borrowings under a U.K. term loan and credit facility, and $9.8 million under certain other international credit facilities, which are subject to variable interest rates as determined by the respective debt agreements. The weighted average interest rates at September 30, 2023 for the Amended ABL Facility, U.K. debt, and other international credit facilities was 6.9%, 8.4%, and 9.4%, respectively. Based on the balance of variable rate debt at September 30, 2023, a 100 basis-point increase in short-term interest rates would have increased annual pre-tax interest expense by $0.7 million.
Foreign Currency Risk
Our principal foreign operations are conducted in certain areas of EMEA, Canada, and Asia Pacific. We have foreign currency exchange risks associated with these operations, which are conducted principally in the foreign currency of the jurisdictions in which we operate including European euros, Canadian dollars, Kuwaiti dinar, Algerian dinar, Romanian leu, British pounds, and Australian dollars. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023, the end of the period covered by this quarterly report.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    Risk Factors
Set forth below are changes during the period ended September 30, 2023 to our “Risk Factors” as discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and updated in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended June 30, 2023.
Risks Related to the Ongoing Conflicts in Europe and the Middle East
Given the nature of our business and our global operations, the current conflicts in Europe and the Middle East may adversely affect our business and results of operations. Although we do not have any operations in Russia, Ukraine, the Gaza Strip or Israel, the broader consequences of these conflicts, which may include: sanctions, embargoes, supply chain disruptions, regional instability, and geopolitical shifts; and the extent of the conflicts’ effect on our business and results of operations as well as the global economy, cannot be predicted.
The ongoing conflicts may also have the effect of heightening many of the other risks specified in our Risk Factors or disclosed in our public filings, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, the volatility of oil and natural gas prices that can adversely affect demand for our products and services; our customers’ activity levels, spending for our products and services, and their ability to pay amounts owed us that could be impacted by the ability of our customers to access equity or credit markets; the price and availability of raw materials; the cost and continued availability of borrowed funds; and cybersecurity breaches or business system disruptions.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
a)Not applicable
b)Not applicable
c)The following table details our repurchases of shares of our common stock for the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs ($ in Millions)
July 2023	17,425	$5.26	—	$30.1
August 2023	500,219	$5.58	499,245	$27.3
September 2023	547,996	$6.16	524,264	$24.1
Total	1,065,640		1,023,509
Our Board of Directors authorized a securities repurchase program in November 2018, available for repurchases of any combination of our common stock and our unsecured convertible senior notes, which matured in December 2021. In February 2023, our Board of Directors approved certain changes to the repurchase program and increased the total authorization available to $50.0 million.
Our repurchase program is available to purchase outstanding shares of our common stock in the open market or as otherwise determined by management, subject to certain limitations under the Amended ABL Facility and other factors. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows, available cash on hand, and borrowings under our Amended ABL Facility. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. As of September 30, 2023, we had $24.1 million remaining under the program.
There were 1,023,509 million shares of common stock repurchased under the repurchase program during the three months ended September 30, 2023 for a cost of $6.0 million. In October 2023, we repurchased an additional 0.9 million shares of our common stock pursuant to the repurchase program under a Rule 10b5-1 trading plan for a total cost of $6.0 million, leaving $18.1 million of authorization remaining under the program as of October 31, 2023.
During the three months ended September 30, 2023, we purchased an aggregate of 42,131 shares surrendered in lieu of taxes under vesting of restricted shares.
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
Insider Trading Arrangements
During the quarter ended September 30, 2023, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 1, 2023

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