Form 10-K
period 2023-12-31
NEWPARK RESOURCES INC
filed 2024-02-23
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Yes ☐      No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of June 30, 2023, was $453.3 million. The aggregate market value has been computed by reference to the closing sales price on such date, as reported by The New York Stock Exchange.
As of February 16, 2024, a total of 85,201,652 shares of common stock, $0.01 par value per share, were outstanding.
Documents Incorporated by Reference:
Pursuant to General Instruction G(3) to this Form 10-K, the information required by Items 10, 11, 12, 13 and 14 of Part III hereof is incorporated by reference from the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders.

NEWPARK RESOURCES, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2023

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
For additional information regarding these and other factors, risks, and uncertainties that could cause actual results to differ, we refer you to the risk factors set forth in Item 1A “Risk Factors” in this Annual Report on Form 10-K.

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
Our Fluids Systems segment provides drilling and completion fluids products and related technical services to customers for oil, natural gas, and geothermal projects primarily in North America and Europe, the Middle East and Africa (“EMEA”), as well as certain countries in Asia Pacific. Over the past few years, our primary focus within Fluids Systems has been the transformation into a more agile and simplified business focused on key markets, while monetizing assets in underperforming or sub-scale markets and reducing our invested capital, particularly in the U.S.
In the fourth quarter of 2022, we exited two of our Fluids Systems business units, including our U.S.-based mineral grinding business as well as our Gulf of Mexico fluids operations. In 2023, we exited our stimulation chemicals product line, certain operations for offshore Australia, and our Latin America operations in Chile. In June 2023, we initiated a review of strategic alternatives for the long-term positioning of the Fluids Systems division, and in September 2023, we launched a formal sale process for substantially all the Fluids Systems business as part of this strategic review. While the sale process is ongoing, we anticipate substantially completing the process in mid-2024, although it is not certain that any such transaction will be consummated on that timeline or at all.
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
Industry Fundamentals
Our Industrial Solutions segment, which has been our primary source of operating income and cash generation in recent years, provides temporary worksite access products and services to various markets including power transmission, E&P, pipeline, renewable energy, petrochemical, construction and other industries. The demand for our products and services from customers in these industries is driven, in part, by infrastructure construction and maintenance activity levels within the United States and United Kingdom, including required infrastructure investments to support energy transition efforts. Product sales largely reflect sales to power transmission customers and other industrial markets, and typically fluctuate based on the timing of customer projects and orders. The power transmission sector contributes the majority of our Industrial Solutions segment revenues, and we expect customer activity in this sector will grow over the next several years, driven in part by the impacts of the U.S. energy transition and the increasing investment in grid reliance initiatives.
Our Fluids Systems segment operating results remain dependent on oil and natural gas drilling activity levels in the markets we serve and the nature of the drilling operations, which governs the revenue potential of each well. Drilling activity levels depend on a variety of factors, including oil and natural gas commodity pricing, inventory levels, product demand, and regulatory restrictions. Oil and natural gas prices and activity are cyclical and volatile, and this market volatility has a significant impact on our Fluids Systems segment operating results.
Rig count data remains the most widely accepted indicator of drilling activity. During 2021, oil prices and the average U.S. rig count steadily improved in the wake of the COVID-19 pandemic, and during 2022, oil prices and rig counts further increased due in part to global economic recovery and geopolitical events. In 2023, market activity in the U.S. steadily declined, ending the year at 622 active rigs, down 20% from the end of 2022. With recent instability in oil prices, the 2024 outlook for U.S. market activity generally remains below the 2023 average level, as many of our customers maintain strong capital discipline and prioritize cash flow generation over growth.
Outside of North America, drilling activity is generally more stable as this drilling activity is based on longer-term economic projections and multi-year drilling programs, which typically reduces the impact of short-term changes in commodity prices on overall drilling activity. Operations in several countries in the EMEA region experienced activity disruptions and project delays continuing through 2021, driven by government-imposed restrictions on movements of personnel, quarantines of staffing, and logistical limitations as a result of the COVID-19 pandemic. Drilling activity within international markets gradually recovered in 2021 and 2022, though the combination of increasing activity levels combined with the impacts of global supply chain disruptions caused significant cost inflation to many hydrocarbon-based products and chemicals used in our fluids systems. While we worked with customers to mitigate the inflationary impact, in some cases, we were unable to adjust our customer pricing on certain international contracts due to the long-term contracts in place negatively impacting the profitability of our international operations in 2022 and into 2023. In recent years, geopolitical events have caused several markets to increase drilling activity levels, to help ensure reliable energy supply in the coming years, while reducing their dependency on Russia-sourced oil and natural gas. Consequently, the outlook for several markets within the EMEA region remains strong, with growth in activity expected over the next few years.
Strategy
Our long-term strategy includes key foundational elements that are intended to enhance long-term shareholder value creation:
•Simplify our business model and accelerate Industrial Solutions growth – We have prioritized investment capital in the growth of our Industrial Solutions business, which has been our primary source of operating income and cash generation in recent years, the majority of which has been derived from the utilities and other industrial end-markets. In addition, we divested certain underperforming business units in 2022 and 2023 within our Fluids Systems segment, and in September 2023, we launched a formal sale process for substantially all the Fluids Systems division.
•Drive operational excellence through all aspects of our business – As our business transforms, we are enhancing our focus on efficiency improvements and operating cost optimization across every aspect of our global footprint. With our simplified business model and enhanced focus on balance sheet optimization, we seek to improve returns and consistency in cash flow generation.
•Focus on value creation, balancing growth with return of capital to shareholders – We are committed to a disciplined growth strategy, balancing our investments in high-returning business activities with the return of capital through a share repurchase program.
Segment Overview
Industrial Solutions
Our Industrial Solutions segment provides temporary worksite access solutions, including the rental of our recyclable composite matting systems, along with related site construction and services to customers in various markets including power transmission, E&P, pipeline, renewable energy, petrochemical, construction and other industries, primarily in the United States and United Kingdom (72% of 2023 segment revenues represented rental and service). We also manufacture and sell our recyclable composite mats to customers around the world, with power transmission being the primary end-market (28% of 2023 segment revenues represented product sales).
Raw Materials — The resins, chemicals, and other materials used to manufacture our recyclable composite mats are widely available. Resin is the largest material component in the manufacturing of our recyclable composite mat products. We believe that our sources of supply for materials used in our business are adequate for our needs. We are not dependent upon any one supplier, and we have encountered no significant shortages or delays in obtaining any raw materials. In recent years, we have also expanded the use of alternative materials, including recycled materials in our manufacturing process, which we believe provides further protection against potential shortages of virgin raw materials. During 2023, our manufacturing operations consumed over 750,000 pounds of recycled resin.

Technology — We have patents related to the design and manufacturing of our recyclable DURA-BASE® mats and several of the components, as well as other products and systems related to these mats (including the connecting pins and the EPZ Grounding System™), although certain key patents expired in 2020. Using proprietary technology and systems is an important aspect of our business strategy. In 2023, we launched our newest generation matting system, the DURA-BASE 800 seriesTM, which fully integrates into our DURABASE® format and offers a nearly 15% reduction in weight. We believe the lightweight design of our recyclable matting system provides a distinct environmental benefit for our customers as compared to alternative wood mat products in the market, by eliminating deforestation required to produce wood mat products and also reducing CO2 emissions associated with product transportation. While we continue to enhance the performance, environmental, and safety benefits of our products and add to our patent portfolio, we believe that our scale, responsiveness to customers, reputation in the industry with respect to our technical development and know-how, understanding of regulatory requirements, and our ability to deliver superior worksite access solutions also have competitive significance in the markets we serve.
Competition — The rental and services market is fragmented and competitive, with many competitors providing various forms of worksite access products and services. Wood mats and stone continue to be the primary solutions utilized for temporary worksite access across industries, though composite matting solutions continue to gain market share. The competitive landscape for composite mat sales is less fragmented than rental and services, with only a few competitors providing various alternatives to our DURA-BASE® composite mat products, including Signature Systems Group and Spartan Mat. This is due to many factors, including large capital start-up costs and proprietary technology associated with these products. We believe that the principal competitive factors in our businesses include reputation, product capabilities, price, innovation through R&D, and reliability, and that our competitive position is enhanced by our proprietary products, manufacturing expertise, services, and experience.
Customers — Our customers are principally utility companies, infrastructure construction companies, and oil and natural gas E&P companies operating in the markets that we serve. During 2023, approximately 67% of our segment revenues were derived from our 20 largest segment customers. No single customer accounted for more than 10% of our segment revenues. The segment also generated 93% of its revenues domestically during 2023. Typically, we perform services either under short-term contracts or rental service agreements. As most agreements with our customers are cancellable upon short notice, our backlog is not significant. We do not derive a significant portion of our revenues from government contracts.

Fluids Systems
Our Fluids Systems segment provides drilling and completion fluids products and related technical services to customers for oil, natural gas, and geothermal projects primarily in North America (52% of 2023 segment revenues) and EMEA (44% of 2023 segment revenues), as well as certain countries in Asia Pacific. We offer customized solutions for complex subsurface conditions such as horizontal, directional, geologically deep, or drilling in deep water. These projects require high levels of monitoring and technical support of the fluids system during the drilling process. Over the past few years, our primary focus within Fluids Systems has been the transformation into a more agile and simplified business focused on key markets, while monetizing assets in underperforming or sub-scale markets and reducing our invested capital, particularly in the U.S. (see Note 2 for additional information). As of December 31, 2023, the net working capital of the Fluids Systems segment was $171 million, which reflects a $69 million reduction from December 31, 2022.
Raw Materials — We believe that our sources of supply for materials and equipment used in our fluids business are adequate for our needs. In connection with the sale of our U.S.-based mineral grinding business in November 2022 (see Note 2), we entered into a four-year barite supply agreement for certain regions of our U.S. drilling fluids business. We also obtain barite and other materials used in the fluids business from various third-party suppliers. In 2022, as a result of the global supply chain disruptions, including the effect of the ongoing conflict between Russia and Ukraine, we experienced shortages and significant cost increases associated with many of our raw materials, however, none of the product shortages materially impacted our operations.
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
Competition — Globally, we face competition from larger companies, including Halliburton, SLB, and Baker Hughes, which compete vigorously on fluids performance and/or price. Moreover, these companies have broad product and service offerings in addition to their fluids systems. Within North America, the drilling fluids market is more fragmented, with many smaller regional competitors competing with us primarily on price and local relationships. We believe that the principal competitive factors in our businesses include a combination of technical proficiency, reputation, price, reliability, quality, and experience, and that our competitive position is enhanced by our best-in-class customer experience and value enhancing products and services.
Customers — Our customers are principally major integrated and independent oil and natural gas E&P companies operating in the markets that we serve. During 2023, approximately 52% of segment revenues were derived from our 20 largest segment customers, of which our largest customer represented 11% of our segment revenues. The segment also generated 40% of its revenues domestically during 2023. In North America, we primarily perform services either under short-term standard contracts or under “master” service agreements. Internationally, some customers issue multi-year contracts, but many are on a well-by-well or project basis. As most agreements with our customers can be terminated upon short notice, our backlog is not significant. We do not derive a significant portion of our revenues from government contracts.
Industrial Blending
Our Industrial Blending segment began operations in 2020 and supported industrial end-markets, including the production of disinfectants and industrial cleaning products. We completed the wind down of the Industrial Blending business in the first quarter of 2022 and the sale of the industrial blending assets in the fourth quarter of 2022 (see Note 2 for additional information).

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
As a global company, the Newpark team supporting our customers spans more than 20 countries, and more than half of our employees reside outside of the United States. Our global footprint provides natural diversity within our organization and serves as a foundation to support an inclusive approach to everything that we do. At December 31, 2023, we employed approximately 1,550 full and part-time personnel, none of which are represented by labor unions. We consider our relations with our employees to be satisfactory and through various company-culture initiatives, strive to reinforce our commitment to our Core Values of safety, integrity, respect, excellence, and accountability. The following charts present the geographic composition of our revenues and workforce.
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
We have implemented various procedures designed to ensure compliance with applicable regulations and reduce the risk of damage or loss. These include specified handling procedures and guidelines for waste, ongoing employee training, and monitoring, as well as maintaining insurance coverage. We also utilize company-wide health, safety, and environmental management systems (“HSEMS”). The HSEMS is designed to capture information related to the planning, decision-making, and general operations of environmental regulatory activities within our operations. We also use the HSEMS to capture the information generated by regularly scheduled independent audits that are performed to validate the findings of our internal monitoring and auditing procedures.

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
Business and Industry Risks
Risks Related to our Exploration of Strategic Alternatives for the Long-Term Positioning of our Fluids Systems Division
In June 2023, we announced that we initiated a review of strategic alternatives for the long-term positioning of the Fluids Systems division in June 2023. In September 2023, we launched a formal sale process for substantially all the Fluids Systems business as part of this strategic review. While the sale process is ongoing, we anticipate substantially completing the process in mid-2024, although it is not certain that any such transaction will be consummated on that timeline or at all. We do not intend to disclose developments with respect to the progress of our evaluation of any strategic options until such time as our Board of Directors has approved a specific transaction or we otherwise deem disclosure is required or appropriate.
We may also incur significant costs and management’s attention may be diverted in connection with the pursuit of strategic alternatives which are not ultimately consummated. There are risks inherent with the consummation of any such transaction, such as the risks that the anticipated benefits of such transaction may not be realized, that unexpected liabilities may result from such transaction and that the process of consummating or the effects of consummating such a transaction may cause interruption of or slow down the operations of our existing or continuing businesses.
Risks Related to Divestitures
Any divestitures made as part of the Fluids Systems sale process or otherwise could impact us in several ways, including (i) impacting relationships with our customers and vendors, (ii) restricting our operations due to certain specified terms of the agreements, and (iii) diminishing our ability to retain or attract employees due to concerns over future job security or responsibilities.
As a result of any such divestitures, we may incur or experience (i) greater costs or realize fewer benefits than anticipated under the agreements, (ii) operational or commercial difficulties segregating the divested assets from our retained assets, (iii) disputes with the purchasers regarding the nature and sufficiency of the transition services we provide or the terms and conditions of our commercial agreements with the purchasers, (iv) higher vendor costs due to reduced economies of scale or operational dis-synergies, or (v) losses or increased inefficiencies from stranded or underutilized assets. Any of these risks could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
In addition, any divestitures we make could reduce our future cash flows. If our remaining businesses fail to perform as expected, such divestitures could exacerbate certain of the other risks specified in this Annual Report on Form 10-K.
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
Volatility of oil and natural gas prices can adversely affect demand for our products and services
Volatility of oil and natural gas prices can also impact our customers’ activity levels and spending for our products and services. The level of energy prices is important to the cash flow for our customers and their ability to fund exploration and development activities. Expectations about future commodity prices and volatility are important for determining future spending levels. Our customers also consider the volatility of energy prices and other risk factors by requiring higher returns for individual projects if there is higher perceived risk.
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
Risks Related to Customer Concentration and Reliance on the U.S. E&P Market
In 2023, approximately 42% of our consolidated revenues were derived from our 20 largest customers, although no customer accounted for more than 10% of our consolidated revenues. While we are not dependent on any one customer or group of customers, the loss of one or more of our significant customers could have an adverse effect on our results of operations and cash flows. In addition, approximately 55% of our consolidated revenues in 2023 were derived from our U.S. operations, including approximately $270 million from the exploration and production market.
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
We have engaged in a number of activities intended to reduce our dependency on the cyclical U.S. oil and natural gas market, including the 2022 divestitures of the Excalibar U.S. mineral grinding business and Gulf of Mexico drilling fluids operations, the geographic diversification in select foreign E&P markets, and the review of strategic alternatives for Fluids Systems. However, these efforts may not be successful or sufficient to offset any volatility in our U.S. operating results.
Risks Related to International Operations
Our Fluids Systems business has significant operations outside of the U.S., including Canada and certain areas of Europe, the Middle East and Africa. In 2023, our international operations generated approximately 45% of consolidated revenues. Substantially all of our cash balance at December 31, 2023 resides within our international subsidiaries, including Congo (31%), Romania (11%), and Algeria (10%). Algeria represented our largest international market outside of North America, with our Algerian operations representing 8% of our consolidated revenues for 2023 and 8% of our total assets at December 31, 2023.
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
▪health emergencies or pandemics;
▪fluctuations in foreign currency exchange rates;
▪political and economic instability; and
▪acts of terrorism.
In addition, several North African markets in which we operate, including Algeria, Tunisia, Egypt, and Libya have experienced social and political unrest in past years, which, when they occur, negatively impact our operating results and can include the temporary suspension of our operations.
Risks Related to the Ongoing Conflicts in Europe and the Middle East
Given the nature of our business and our global operations, the current conflicts in Europe and the Middle East may adversely affect our business and results of operations. Although we do not have any operations in Russia, Ukraine, the Gaza Strip or Israel, the broader consequences of these conflicts, which may include sanctions, embargoes, supply chain disruptions, regional instability, and geopolitical shifts, and the extent of the conflicts’ effect on our business and results of operations as well as the global economy, cannot be predicted.
The ongoing conflicts may also have the effect of heightening many of the other risks specified in our risk factors or disclosed in our public filings, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, the volatility of oil and natural gas prices that can adversely affect demand for our products and services; our customers’ activity levels, spending for our products and services, and their ability to pay amounts owed us that could be impacted by the ability of our customers to access equity or credit markets; the price and availability of raw materials; the cost and continued availability of borrowed funds; and cybersecurity incidents or business system disruptions.
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
Risks Related to Product Offering and Market Expansion
As a key component of our long-term strategy to diversify our revenue streams, we seek to continue to expand our product and service offerings and enter new customer markets with our existing products. As with any market expansion effort, new customer and product markets require additional capital investment and include inherent uncertainties regarding customer expectations, industry-specific regulatory requirements, product performance, and customer-specific risk profiles. In addition, we likely will not have the same level of operational experience with respect to the new customer and product markets as will our competitors. As such, new market entry is subject to a number of risks and uncertainties, which could have an adverse effect on our business, financial condition, or results of operations.
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
Our Industrial Solutions business is highly dependent on the availability of high-density polyethylene (“HDPE”), which is the primary raw material used in the manufacture of our recyclable composite mats. The cost of HDPE increased significantly in 2021, but returned to more historical levels in 2022 and 2023. Our costs can vary based on the energy costs of the producers of HDPE, demand for this material, and the capacity or operations of the plants used to make HDPE. We may not be able to increase our customer pricing to cover the cost increases that we have experienced, which could result in a reduction in future profitability.
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
Risks Related to Inflation
Increases in the cost of wages, materials, equipment and other operational components has the potential to adversely affect our results of operations, cash flows and financial position by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers for our products and services. In addition, inflation has also resulted in higher interest rates, which could cause an increase in the cost of debt borrowing in the future, as well as supply chain shortages, an increase in the costs of labor, currency fluctuations and other similar effects.
Risks Related to Capital Investments and Business Acquisitions
Our ability to successfully execute our business strategy will depend, among other things, on our ability to make capital investments and complete acquisitions which provide us with financial benefits. These investments and acquisitions are subject to a number of risks and uncertainties, including:
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
Risks Related to Market Competition
We face competition and compete vigorously on product performance and/or price. Our competition in the North America Fluids Systems business and U.S. Industrial Solutions business is fragmented. The smaller regional competitors compete with us mainly on price and local relationships. Our competition in the international Fluids Systems business includes larger companies, such as Halliburton, SLB, and Baker Hughes. These larger companies have broad product and service offerings in addition to their drilling and completion fluids, and at times, attempt to compete by offering discounts to customers to use multiple products and services, some of which we do not offer.
In the Industrial Solutions business, many competitors provide various forms of worksite access products and services. More recently, several competitors have begun marketing composite products to compete with our DURA-BASE® matting system. While we believe the design and manufacturing quality of our products provide a differentiated value to our customers, many of our competitors seek to compete on pricing. In addition, certain patents related to our DURA-BASE® matting system have expired, and competitors may begin offering mats that include features described in those patents. We have filed additional patent applications on improvements to the structure of, features of, and uses of the DURA-BASE® matting system, but there is no assurance that our competitors will not be able to offer products that are similar to these improvements, features, or uses of the DURA-BASE® matting system.
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
These severe weather events or natural disasters, such as excessive rains, hurricanes, fires, or droughts, could disrupt our operations and result in damage to our properties, including the manufacturing facilities and technology center for our Industrial Solutions business located in Carencro, Louisiana, or our leased fluids industrial space in Fourchon, Louisiana. Additionally, there are market areas around the world in which our operations are subject to seasonality such as Canada where the Spring “break-up” (an industry term used to describe the time of year when the frost comes out of the ground causing the earth to become soft and muddy and strict weight restrictions are implemented by the government to prevent potholes forming on roads) results in a significant slowdown in the oil and natural gas industry and our fluids business each year, or in the summer in the U.S., where utility companies typically reduce maintenance project activity on the transmission grid due to elevated consumer electricity demand.
Severe weather, natural disasters, and seasonality could adversely affect our or our customers’ financial condition, results of operations and cash flows.
Risks Related to Public Health Crises, Epidemics, and Pandemics
The effects of public health crises, epidemics, and pandemics have resulted and may in the future result in a significant and swift reduction in U.S. and international economic activity, including adversely affecting the demand for and price of oil and natural gas, as well as the demand for our products and services. In response to reduced demand for our products and services, we would take (and have in the past taken) actions aimed at protecting our liquidity and reshaping the business for the new market realities, including reducing our workforce and cost structure. However, our business contains high levels of fixed costs, including significant facility and personnel expenses, which limits the effectiveness of such actions. The extent to which our operating and financial results are affected by a public health crisis, epidemic or pandemic will depend on various factors beyond our control, such as the duration and scope of such event, including any resurgences and the emergence and spread of a subject pathogen; actions taken by businesses and governments in response to such event; and the speed and effectiveness of responses to combat the subject pathogen, including the availability and public acceptance of effective treatments or vaccines, and how quickly and to what extent normal economic activity can resume, all of which are highly uncertain and cannot be predicted. Any such public health crisis, epidemic or pandemic could also materially and adversely impact our operating and financial results in a manner that is not currently known to us or that we do not currently consider as presenting material risks to our operations.
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
Many of the markets for our products and services are dependent on the continued exploration for and production of fossil fuels (predominantly oil and natural gas). In recent years, the topic of climate change has received increased attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide attributed to the use of fossil fuels, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The Environmental Protection Agency (the “EPA”) and other domestic and foreign regulatory agencies have adopted regulations that potentially limit greenhouse gas emissions and impose reporting obligations on large greenhouse gas emission sources. In addition, the EPA has adopted rules that could require the reduction of certain air emissions during exploration and production of oil and natural gas. President Biden’s administration officially reentered the U.S. into the Paris Agreement in February 2021 and committed the U.S. to reducing its greenhouse gas emissions by 50-52% from 2005 levels by 2030. In November 2021, the U.S. and other countries entered into the Glasgow Climate Pact, which includes a range of measures designed to address climate change, including but not limited to the phase-out of fossil fuel subsidies, reducing methane emissions 30% by 2030, and cooperating toward the advancement of the development of clean energy. In August 2022, President Biden also signed into law the Inflation Reduction Act, which contains tax inducements and other provisions that incentivize investment, development, and deployment of alternative energy sources and technologies and created a methane emissions reduction program, which provided significant funding to reduce emissions of methane from the oil and gas sector and requires the EPA to impose a charge on certain oil and gas sources. The implementation of the Inflation Reduction Act could increase operating costs within the oil and gas industry and accelerate the transition away from fossil fuels. To the extent that laws and regulations enacted as part of climate change legislation increase the costs of drilling for or producing such fossil fuels, limit or restrict oil and natural gas exploration and production, or reduce the demand for fossil fuels, such legislation could have a material adverse effect on our operations and profitability.
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
There have also been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds, promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations, and ability to access capital. Furthermore, members of the investment community are increasing their focus on Environmental, Social, and Governance (“ESG”) practices and disclosures by public companies. Concerns over climate change have resulted in, and are expected to continue to result in, the adoption of regulatory requirements for climate-related disclosures, which could increase our compliance burden and costs. As a result, we may continue to face increasing pressure regarding our ESG disclosures and practices. We have published and may continue to publish a Sustainability Report, which outlines our progress and ongoing efforts to advance our ESG initiatives. Our disclosures on these matters rely on management’s expectations as of the date the statements are first made, as well as standards for measuring progress that are still in development, and may change or fail to be realized. These expectations and standards may continue to evolve. If our ESG disclosures and practices do not meet regulatory, investor or other stakeholder expectations and standards, which continue to evolve, it could have a material adverse effect on our business or demand for our services.
In addition, hydraulic fracturing is a common practice used by E&P operators to stimulate production of hydrocarbons, particularly from shale oil and natural gas formations in the U.S. The process of hydraulic fracturing, which involves the injection of sand (or other forms of proppants) laden fluids into oil and natural gas bearing zones, has come under increased scrutiny from a variety of regulatory agencies, including the EPA and various state authorities. Several states have adopted regulations requiring operators to identify the chemicals used in fracturing operations, others have adopted moratoriums on the use of fracturing, and the State of New York has banned the practice altogether. In addition, concerns have been raised about whether injection of waste associated with hydraulic fracturing operations, or from the fracturing operations themselves, may cause or increase the impact of earthquakes. Although we do not provide hydraulic fracturing services, we have offered stimulation chemicals used in the hydraulic fracturing process. Regulations which have the effect of prohibiting, limiting the use, or significantly increasing the costs of hydraulic fracturing could have a material adverse effect on both the drilling and stimulation activity levels of our customers, and, therefore, the demand for our products and services.
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
Risks Related to Income Taxes
Our future effective tax rates could be adversely affected by changes in tax laws, both domestically and internationally, or the interpretation or application thereof. From time to time, U.S. and foreign tax authorities, including state and local governments, consider legislation that could increase our effective tax rate. For example, effective for costs paid or incurred in tax years beginning after December 31, 2021, the 2017 U.S. Tax Cuts and Jobs Act enacted legislation that requires certain research and development expenditures to be capitalized and amortized over five years, rather than being deducted as incurred. While the Ways and Means Committee of the U.S. House of Representatives recently passed a bill that, if enacted, would allow for the continued immediate deduction of research and development expenditures incurred in tax years beginning after December 31, 2021, and before January 1, 2026, there can be no assurance that this proposed legislation will be enacted. Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are subject to potential evolution. For example, the Organization for Economic Co-operation and Development (“OECD”), a global coalition of member countries, proposed a two-pillar plan to reform international taxation. The proposals aim to ensure a fairer distribution of profits among countries and to impose a floor on tax competition through the introduction of a global minimum tax. While the European Union agreed in December 2022 to implement the global minimum tax on larger companies in 2024, and other countries are actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals, we cannot determine whether, or in what form, such legislation will be implemented or ultimately be enacted or what the impact of any such legislation could have on our profitability. If such changes to tax laws are enacted, our profitability could be negatively impacted.
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
General Risks
Risks Related to Cybersecurity Incidents or Business System Disruptions
We utilize various management information systems and information technology infrastructure to manage or support a variety of our business operations, and to maintain various records, which may include confidential business or proprietary information as well as information regarding our customers, business partners, employees or other third parties. We also utilize third-party vendors and their systems and technology to support our business activities, including secure processing of confidential, sensitive, proprietary and other types of information. Failures of or interference with access to these systems, such as communication disruptions, could have an adverse effect on our ability to conduct operations or directly impact financial reporting. In addition, our information systems and information technology infrastructure are subject to security threats and sophisticated cyber-based attacks, including, but not limited to, denial-of-service attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, employee or insider error, malfeasance, social engineering, or physical breaches, that can cause deliberate or unintentional damage, destruction or misuse, manipulation, denial of access to or disclosure of confidential or important information or intellectual property. A failure of or breach in our information systems and information technology infrastructure, or those of our third-party vendors, could expose us and our employees, customers, and suppliers to risks of misuse of information or systems, transaction errors, the compromise of confidential information, manipulation and destruction of data, the loss of sales and customers and operations disruptions. There can be no assurance that security incidents will not occur. In addition, there can be no assurance that the policies and procedures we or our third-party vendors have in place, including system monitoring and data back-up processes, to prevent or mitigate the effects of these potential disruptions or incidents will be sufficient to prevent, detect and limit the impact of disruptions or incidents. We do not carry insurance against these risks, although we do invest in security technology, perform penetration tests from time to time, and design our business processes to attempt to mitigate the risk of such incidents. Our processes require continuous monitoring as technologies change and efforts to overcome security measures evolve.
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
Our Amended and Restated Bylaws, Which Designate the Court of Chancery of the State of Delaware as the Sole and Exclusive Forum for Certain Types of Actions and Proceedings that May Be Initiated by Our Stockholders, and the U.S. Federal District Courts in Wilmington County, Delaware as the Exclusive Forum for Securities Act Claims, Could Limit Our Stockholders’ Ability to Obtain What Such Stockholders Believe To Be a Favorable Judicial Forum for Disputes with Us or Our Directors, Officers or Other Employees
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, (i) the Delaware Court of Chancery or, if such court lacks subject matter jurisdiction, another state or federal court located within the State of Delaware, will be the sole and exclusive forum with respect to (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, stockholders, employees or agents to us or our stockholders, including a claim alleging the aiding and abetting of such a breach of fiduciary duty, (c) any action asserting a claim against us or any of our current or former directors, officers, stockholders, employees or agents arising out of or relating to any provision of the Delaware General Corporation Law (“DGCL”), our certificate of incorporation or its amended and restated bylaws, (d) any action asserting a claim related to or involving us or any of our directors, officers, stockholders, employees or agents that is governed by the internal affairs doctrine of the State of Delaware, or (e) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL, and (ii) the U.S. Federal District Court in Wilmington County, Delaware will be the sole and exclusive forum for any action arising under the Securities Act. Our choice-of-forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.
Any person or entity purchasing or otherwise acquiring an interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our amended and restated bylaws. These choice-of-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that he, she or it believes to be favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find these provisions of our amended and restated bylaws inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations.
ITEM 1B. Unresolved Staff Comments
None.
ITEM 1C. Cybersecurity
We believe that cybersecurity is a critical component of our enterprise risk management process, and as such, we have implemented a cybersecurity program to assess, identify, and manage risks from cybersecurity threats that may result in adverse effects on the confidentiality, integrity, and availability of our information systems.
Our Board of Directors oversees management’s enterprise risk management process, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Senior leadership, including our Chief Information Officer (CIO), regularly briefs the Board of Directors on our cybersecurity and information security, and we have processes by which certain cybersecurity incidents are escalated to the Board of Directors.
Our CIO, who reports to our Senior VP & Chief Financial Officer, oversees our cybersecurity function. The Cybersecurity Manager reports to the CIO, and the CIO and Cybersecurity Manager are responsible for assessing and managing risks from cybersecurity threats, as well as our overall information security strategy, policy, security engineering, operations, and cybersecurity threat detection and response, and reporting on cybersecurity matters to the Board and executive management.
Our CIO has a Master of Science in Information Systems and has served in various roles in information technology for over 25 years. Our Cybersecurity Manager has served in various roles in information technology and information security for over 25 years, with 10 of those years as the leader responsible for enterprise cybersecurity, including serving as the Information Security Officer at another larger publicly traded company.
Our CIO receives reports on cybersecurity threats from experienced information security personnel and third-party consultants and resources, and regularly reviews risk management measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. Our processes and systems include automated tools and technical safeguards managed and monitored by our cybersecurity team. Additionally, we have a set of Company-wide policies and procedures regarding cybersecurity matters, which include an Information Security best practices intranet site, as well as other policies that directly or indirectly relate to cybersecurity, such as policies related to email usage, remote network access, internet usage, passphrase usage, information technology acceptable use, data governance and privacy, and information security. These policies go through an internal review process and are approved by appropriate members of management. We periodically conduct penetration and vulnerability testing, data recovery testing, and security audits. We also conduct regular employee training on cybersecurity. With respect to our incident response, we have adopted a plan that applies in the event of a cybersecurity threat or incident to provide a framework for responding to such threats and incidents. Our plan sets out a coordinated approach to investigating, containing, documenting, and mitigating incidents, including reporting findings and keeping senior management and other key stakeholders informed and involved as appropriate. We also employ processes designed to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers.
Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations, or financial condition, but we face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to have such an affect.
ITEM 2. Properties
We lease office space to support our operating segments, as well as our corporate offices. We also own a facility containing approximately 108,000 square feet of office space (approximately 21,000 square feet of which is currently being leased to third parties) on approximately 11 acres of land in Katy, Texas, which houses our division headquarters and general and administrative support personnel for both operating segments, the laboratory and technology center for the Fluids Systems segment, as well as administrative offices for third-party lessees.
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
Industrial Solutions.  We own a facility containing approximately 93,000 square feet of industrial and office space on approximately 34 acres of land in Carencro, Louisiana, which houses our manufacturing facilities and technology center for this segment. We also own or lease various facilities and warehouses throughout the U.S., as well as facilities in the U.K., to support our field operations.
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
Not applicable.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange under the symbol “NR.”
As of February 1, 2024, we had 1,072 stockholders of record as determined by our transfer agent.
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
Stock Performance Graph
The following graph reflects a comparison of the cumulative total stockholder return of our common stock from January 1, 2019 through December 31, 2023, with the New York Stock Exchange Market Value Index, a broad equity market index, and the Philadelphia Oil Service Sector Index. The graph assumes the investment of $100 on January 1, 2019 in our common stock and each index and the reinvestment of all dividends, if any. This information shall be deemed furnished but not filed in this Form 10-K, and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference.

180
160
140
120
100
80
60
40
20
0
1/1/2019
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Newpark Resources, Inc.
NYSE Composite Index
Philadelphia Oil Service Sector Index

NOTE: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2024.

Issuer Purchases of Equity Securities
The following table details our repurchases of shares of our common stock for the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs ($ in Millions)
October 2023	878,923	$6.85	878,923	$18.1
November 2023	3,043	$7.19	—	$18.1
December 2023	—	$—	—	$18.1
Total	881,966		878,923

During the three months ended December 31, 2023, we purchased an aggregate of 3,043 shares surrendered in lieu of taxes under vesting of restricted stock awards. During 2023, we purchased an aggregate of 576,967 shares surrendered in lieu of taxes under vesting of restricted stock awards. These shares were not acquired pursuant to our securities repurchase program described below. All of the shares purchased are held as treasury stock.
In November 2018, our Board of Directors authorized a securities repurchase program available for repurchases of any combination of our common stock and our unsecured convertible senior notes, which matured in December 2021. In February 2023, our Board of Directors approved certain changes to the repurchase program as well as additional capacity to increase the total authorization then available to $50.0 million. During the three months ended December 31, 2023, we repurchased 878,923 shares of our common stock under our repurchase program for a total cost of $6.0 million. During 2023, we repurchased 6,522,797 shares of our common stock under our repurchase program for a total cost of $31.9 million.
As of December 31, 2023, we had $18.1 million remaining under the program. In February 2024, our Board of Directors replaced the existing program with a new repurchase program for repurchases of common stock up to $50.0 million.
Our repurchase program is available to purchase outstanding shares of our common stock in the open market or as otherwise determined by management, subject to certain limitations under the Amended ABL Facility and other factors. The repurchase program has no specific term. Future repurchases are expected to be funded from operating cash flows, available cash on hand, and borrowings under our Amended ABL Facility. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934.
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
Over much of the past decade, while the Fluids Systems segment has been the primary driver of revenues, the Industrial Solutions segment has been the primary driver of operating income, cash flows, and financial returns. Consequently, our growth investments in recent years have been heavily concentrated in the Industrial Solutions segment. For 2023, the relative revenues, operating income, and capital expenditures for the Industrial Solutions and Fluids Systems segments for 2023 are as follows (amounts in millions):

* Fluids Systems segment operating income for 2023 includes $12.7 million in total charges for certain impairments, facility exit, severance costs, and transaction related expenses for the ongoing Fluids Systems segment sale process as described further below.
In June 2023, we announced that we initiated a review of strategic alternatives for the long-term positioning of the Fluids Systems division. We have retained Lazard to serve as our exclusive financial advisor in connection with the strategic review. In September 2023, we launched a formal sale process for substantially all the Fluids Systems business as part of this strategic review. While the sale process is ongoing, we anticipate substantially completing the process in mid-2024, although it is not certain that any such transaction will be consummated on that timeline or at all. As part of the strategic review, we will continue to evaluate under-performing areas within our business and anticipate additional actions may be necessary to optimize our operational footprint and invested capital within the Fluids Systems segment. If we successfully complete the process to substantially exit the Fluids Systems segment, our remaining operations will primarily reflect a specialty rental and service business, serving the utilities sector and other critical infrastructure markets. See further information below.
2023 Priorities
The following summarizes our performance against key priorities established for 2023:
•Accelerate Industrial Solutions Growth – We continued to prioritize investment capital in the growth of our Industrial Solutions business, where over the past several years, we have seen the strong market adoption of our specialty rental products and differentiated service offering. For 2023, 90% of our capital expenditures were directed to the Industrial Solutions segment. Industrial Solutions segment revenues were $207.6 million in 2023, reflecting an 8% increase from 2022, including a 12% increase in rental and services, with higher revenues seen broadly across all major industries served.
•Operational Excellence – We increased our focus on efficiency improvements and operating cost optimization across every aspect of our global footprint. With our simplified business model and enhanced focus on balance sheet optimization, we seek to improve returns and consistency in cash flow generation. During 2023, we generated $100.0 million of operating cash flow, which was partially driven by the effects of the 2022 divestitures and ongoing efforts to restructure or reduce the level of invested capital in underperforming business activities within the Fluids Systems segment. In addition, we have continually evaluated and executed actions intended to streamline the organization and our cost structure, driving reductions in overhead costs and improvements in profitability.

•Prioritize Return of Capital – We are committed to maintaining a strong balance sheet, using excess cash generation to reduce our debt and return value to our shareholders. During 2023, we utilized $47 million of cash generation for debt repayments and another $32 million to repurchase 6.5 million (7%) of our outstanding shares under our repurchase program.
Segment Overview
Industrial Solutions – Our Industrial Solutions segment, which generated 28% of our consolidated revenues and $53.0 million of operating income for 2023, provides temporary worksite access solutions, including the rental of our manufactured recyclable composite matting systems, along with related site construction and services to customers in various markets including power transmission, E&P, pipeline, renewable energy, petrochemical, construction and other industries, primarily in the United States and United Kingdom. We also sell our manufactured recyclable composite mats to customers around the world, with power transmission being the primary end-market. For the Industrial Solutions segment, approximately 75% of 2023 revenues were derived from power transmission and other industrial markets.
Our Industrial Solutions segment has been our primary source of operating income and cash generation in recent years, and has also been the primary focus for growth investments. The growth of our business in the power transmission and other industrial markets remains a strategic priority for us due to the relative stability of such markets compared to E&P, as well as the magnitude of growth opportunity in these markets, including the potential positive impact from the energy transition and future legislation and regulations related to greenhouse gas emissions and climate change. We expect customer activity, particularly in the power transmission sector, will remain robust in the coming years, driven in part by the impacts of the U.S. energy transition and the increasing investment in grid reliance initiatives.
Fluids Systems – Our Fluids Systems segment, which generated 72% of our consolidated revenues and $11.9 million of operating income for 2023 (including $12.7 million in total charges for certain impairments, facility exit, severance costs, and transaction related expenses for the ongoing Fluids Systems segment sale process), provides drilling and completion fluids products and related technical services to customers for oil, natural gas, and geothermal projects primarily in North America and EMEA, as well as certain countries in Asia Pacific. Over the past few years, our primary focus within Fluids Systems has been the transformation into a more agile and simplified business focused on key markets, while monetizing assets in underperforming or sub-scale markets and reducing our invested capital to drive improvements in segment profitability and returns. As of December 31, 2023, the net working capital of the Fluids Systems segment was $171 million, which reflects a $69 million reduction from December 31, 2022.
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
Rig count data remains the most widely accepted indicator of drilling activity. Average North American rig count data for the last three years is as follows:

	Year Ended December 31,			2023 vs 2022		2022 vs 2021
	2023	2022	2021	Count	%	Count	%
U.S. Rig Count	687	723	475	(36)	(5)%	248	52%
Canada Rig Count	177	175	131	2	1%	44	34%
North America Rig Count	864	898	606	(34)	(4)%	292	48%
_______________________________________________________
Source: Baker Hughes
During 2021, oil prices and the average U.S. rig count steadily improved in the wake of COVID-19, and during 2022, oil prices and rig counts further increased due in part to global economic recovery and geopolitical events. In 2023, market activity in the U.S. steadily declined, ending the year at 622 active rigs, down 20% from the end of 2022. With recent instability in oil prices, the 2024 outlook for U.S. market activity generally remains below the 2023 average level, as many of our customers maintain strong capital discipline and prioritize cash flow generation over growth.
Outside of North America, drilling activity is generally more stable as this drilling activity is based on longer-term economic projections and multi-year drilling programs, which typically reduces the impact of short-term changes in commodity prices on overall drilling activity. Further, geopolitical events in recent years are causing several markets to increase drilling activity levels, to help ensure reliable energy supply in the coming years, while reducing their dependency on Russia-sourced oil and natural gas. Consequently, the outlook for several markets within the EMEA region remains strong, with growth in activity expected over the next few years.

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
Review of Strategic Alternatives for Fluids Systems Business
As described above, we initiated a review of strategic alternatives for the long-term positioning of the Fluids Systems division in June 2023, and in September 2023, we launched a formal sale process for substantially all the Fluids Systems business as part of this strategic review. While the sale process is ongoing, we anticipate substantially completing the process in mid-2024, although it is not certain that any such transaction will be consummated on that timeline or at all. As part of this review, in the fourth quarter of 2023 we recognized a $2.5 million impairment charge (included in impairments and other charges) related to certain long-lived assets utilized in our U.S. operations. We also incurred $1.2 million and $0.6 million of transaction related costs in 2023 included in Corporate Office expenses and Fluids Systems segment operating income, respectively. As of December 31, 2023, the Fluids Systems business had approximately $227 million of net assets, including $38 million in cash, $13 million of debt, and $171 million of net working capital.
As we continue to evaluate strategic alternatives for our Fluids Systems portfolio, we may incur future charges related to these efforts or potential asset impairments, which may negatively impact our future results.
Exit of Stimulation Chemicals Product Line
In 2023, we made the decision to exit the stimulation chemicals product line. The Fluids Systems segment operating results for 2023 includes $1.6 million of total charges (included in impairments and other charges) for inventory write-downs to reduce the carrying values of certain inventory related to the exit of our stimulation chemicals product line to their net realizable value. As of December 31, 2023, we had $2.1 million of inventory remaining related to the stimulation chemicals product line.
Exit of Offshore Australia Operations
In 2023, we made the decision to exit our offshore Australia operations. The Fluids Systems segment operating results for 2023 includes $1.5 million of total charges (included in impairments and other charges) for inventory write-downs to reduce the carrying values of certain inventory related to the exit of our offshore Australia operations to their net realizable value as well as impairments related to the long-lived assets previously used in the now exited business. We expect to incur certain exit related costs of approximately $1 million from the exit of our offshore Australia operations in 2024.
Exit of Chile Operations
In 2023, we completed our customer contract in Chile, and during the fourth quarter of 2023, we completed the substantial liquidation of our Chile subsidiary and recognized an $0.8 million non-cash charge (included in impairments and other charges) for the reclassification of cumulative foreign currency translation losses related to our subsidiary in Chile.
2022 Strategic Actions
The following strategic actions were taken in 2022.
Exit of Industrial Blending Segment and Sale of Conroe, Texas Blending Facility
In the first quarter of 2022, we exited our Industrial Blending operations. In November 2022, we completed the sale of the industrial blending assets for cash proceeds of approximately $14 million. In connection with this divestiture, we recognized a $7.9 million impairment charge related to these long-lived assets in the second quarter of 2022 (included in impairments and other charges), and subsequently recognized a gain of $2.6 million upon the eventual sale in the fourth quarter of 2022.
Sale of Excalibar U.S. Mineral Grinding Business
In November 2022, we completed the sale of substantially all the long-lived assets, inventory, and operations of our Excalibar U.S. mineral grinding business (“Excalibar”), which was reported within our Fluids Systems segment, to Cimbar Resources, INC. (“Cimbar”), for cash proceeds (after purchase price adjustments) of approximately $51 million and recognized a gain of $1.0 million. The Company retained certain assets and liabilities, including accounts receivable and accounts payable, the wind down of which was substantially completed in the first quarter of 2023. Such working capital provided approximately $10 million of cash generation in the fourth quarter of 2022 and approximately $6 million of additional cash generation in the first quarter of 2023. In connection with the sale, the Company and Cimbar entered into a long-term barite supply agreement for certain regions of our U.S. drilling fluids business, with an initial term of four years following the closing of the transaction.
Exit of Gulf of Mexico Operations
In December 2022, we completed the sale of substantially all assets associated with our Gulf of Mexico completion fluids operations. Separately, we entered into a seven-year arrangement to sublease our Fourchon, LA drilling fluids shorebase and blending facility to a leading global energy services provider. As part of this arrangement, substantially all of our Gulf of Mexico drilling fluids inventory has been sold to the lessee as consumed. These transactions provided cash generation of approximately $6 million in the fourth quarter of 2022 and approximately $28 million in 2023. Fluids Systems segment operating income for 2023 includes $4.8 million in charges related to the exit of our Gulf of Mexico operations, which was substantially completed during the second quarter of 2023.
As a result of the plan to exit the Gulf of Mexico operations as described above, we considered the third quarter 2022 developments to be a potential indicator of impairment that required us to complete an impairment evaluation. Accordingly, we estimated the fair value for our Gulf of Mexico assets as of September 30, 2022 based on the expected cash flows to be generated from the anticipated transactions and determined that a $21.5 million impairment charge was required related to the long-lived assets. We also recognized an $8.0 million charge to reduce the carrying value of inventory to their net realizable value primarily based on the anticipated transactions. The total charges of $29.4 million were recorded to impairments and other charges in the third quarter of 2022.

Total impairments and other charges are shown in the following table:

	Year Ended December 31,
(In thousands)	2023	2022
Fluids U.S. Land - Long-lived assets impairment	2,485	—
Stimulation chemicals product line - Inventory write-downs	1,576	—
Australia - Inventory write-downs	1,058	—
Australia - Long-lived assets impairment	439	—
Chile exit - Recognition of cumulative foreign currency translation losses	798	—
Industrial Blending - Long-lived assets impairment	—	7,905
Gulf of Mexico - Long-lived assets impairment	—	21,461
Gulf of Mexico - Inventory write-downs	—	7,956
Total impairments and other charges	$6,356	$37,322
Summarized operating results of the business units exited in 2022 (including impairments and other charges described above) are shown in the following table:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Revenues
Industrial Blending	$—	$—	$8,821
Excalibar	—	55,990	36,396
Gulf of Mexico	—	26,708	25,366
Total revenues	$—	$82,698	$70,583

Operating income (loss)
Industrial Blending	$—	$(8,002)	$(2,384)
Excalibar	—	3,665	(277)
Gulf of Mexico	(4,776)	(43,215)	(6,753)
Total Operating income (loss)	$(4,776)	$(47,552)	$(9,414)
Summarized net assets related to the business units exited in 2022 are shown in the following table:

(In thousands)	December 31, 2022
Receivables, net	$27,798
Inventories	5,805
Accounts payable	(2,060)
Accrued liabilities	(311)
Total net assets	$31,232
The net assets remaining as of December 31, 2022 related to the retained working capital from the Excalibar sale and the remaining Gulf of Mexico net assets. During 2023, we substantially settled the above net assets related to the now exited Excalibar business and Gulf of Mexico operations.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Consolidated Results of Operations
Summarized results of operations for 2023 compared to 2022 are as follows:

	Year Ended December 31,		2023 vs 2022
(In thousands)	2023	2022	$	%
Revenues	$749,600	$815,594	$(65,994)	(8)%
Cost of revenues	611,061	694,058	(82,997)	(12)%
Selling, general and administrative expenses	101,136	97,618	3,518	4%
Other operating income, net	(2,583)	(4,370)	1,787	NM
Impairments and other charges	6,356	37,322	(30,966)	NM
Operating income (loss)	33,630	(9,034)	42,664	NM

Foreign currency exchange loss	267	389	(122)	NM
Interest expense, net	8,181	7,040	1,141	16%
Income (loss) before income taxes	25,182	(16,463)	41,645	NM

Provision for income taxes	10,666	4,371	6,295	NM
Net income (loss)	$14,516	$(20,834)	$35,350	170%
Revenues
Revenues decreased 8% to $749.6 million for 2023, compared to $815.6 million for 2022. This $66.0 million decrease includes a $118.8 million (20%) decrease in North America, comprised of a $133.0 million decrease in the Fluids Systems segment partially offset by a $14.2 million increase in the Industrial Solutions segment. In our Fluids Systems segment, revenues from North America operations decreased primarily due to a $82.7 million impact from the divested business units, as well as the effect of lower market share and reduced U.S. market activity. In our Industrial Solutions segment, revenues from North America operations increased primarily due to an increase in rental and services revenues. Revenues from our international operations increased by $52.8 million (24%), driven primarily by higher activity in Europe and Africa. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues decreased 12% to $611.1 million for 2023, compared to $694.1 million for 2022 which included $90.7 million of cost of revenues from divested business units. This $83.0 million decrease in cost of revenues was primarily driven by the 8% decrease in revenues described above, as well as the impact of segment revenue mix, with Industrial Solutions representing a higher proportion of revenues for 2023, as compared to the prior year.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $3.5 million to $101.1 million for 2023, compared to $97.6 million for 2022. This increase was primarily driven by a $1.9 million increase in severance costs and a $1.4 million increase in expenses related to strategic planning projects. Selling, general and administrative expenses as a percentage of revenues was 13.5% for 2023 compared to 12.0% for 2022. Selling, general and administrative expenses in 2022 included $1.8 million of costs within divested business units.

Other operating income, net
Other operating income, net for 2023 primarily reflects gains and losses associated with the sale of assets, including assets previously used in divested businesses, as well as lease income on office space from third-party lessees. Other operating income, net for 2022 includes $3.6 million of total gains on divestitures, including $2.6 million in the Industrial Blending segment for the sale of the Conroe, Texas blending facility and $1.0 million in the Fluids Systems segment for the Excalibar sale. See Note 2 for additional details.
Impairments and other charges
For 2023, the Fluids Systems segment includes $5.6 million of non-cash charges for long-lived asset impairments and inventory write-downs, as well as an $0.8 million non-cash charge for the reclassification of cumulative foreign currency translation losses related to the substantial liquidation of our subsidiary in Chile.
For 2022, the Fluids Systems segment included $29.4 million of total non-cash impairment charges related to the long-lived assets and inventory associated with the exit of our Gulf of Mexico operations. In addition, the Industrial Blending segment included a $7.9 million non-cash impairment charge related to the process to sell the assets previously used in this now exited business.
Foreign currency exchange
Foreign currency exchange was a $0.3 million loss for 2023 compared to a $0.4 million loss for 2022, and reflects the impact of currency translation for assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.
Interest expense, net
Interest expense was $8.2 million for 2023 compared to $7.0 million for 2022. The increase in interest expense is primarily due to an increase in benchmark borrowing rates partially offset by a decrease in average debt outstanding.
Provision for income taxes
The provision for income taxes was $10.7 million for 2023, reflecting an effective tax rate of 42%. The 2023 provision primarily reflects income taxes associated with our international operations, including the impact from the geographic composition of our earnings, and was unfavorably impacted by losses in certain international jurisdictions in which we are unable to recognize a related tax benefit, partially offset by the benefit associated with a partial valuation allowance release to recognize a portion of previously unbenefited U.S. net operating losses. The provision for income taxes was $4.4 million for 2022, which included an income tax benefit of $3.1 million related to the restructuring of certain subsidiary legal entities within Europe, as the undistributed earnings for an international subsidiary are no longer subject to certain taxes upon future distribution. The 2022 provision for income taxes primarily reflects the impact from the geographic composition of our earnings and was unfavorably impacted as we are unable to recognize a tax benefit related to the $37.3 million in total impairment charges.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Year Ended December 31,		2023 vs 2022
(In thousands)	2023	2022	$	%
Revenues
Fluids Systems	$541,952	$622,601	$(80,649)	(13)%
Industrial Solutions	207,648	192,993	14,655	8%
Industrial Blending	—	—	—	—%
Total revenues	$749,600	$815,594	$(65,994)	(8)%

Operating income (loss)
Fluids Systems	$11,857	$(15,566)	$27,423
Industrial Solutions	53,008	43,899	9,109
Industrial Blending	—	(8,002)	8,002
Corporate office	(31,235)	(29,365)	(1,870)
Total operating income (loss)	$33,630	$(9,034)	$42,664

Segment operating margin
Fluids Systems	2.2%	(2.5)%
Industrial Solutions	25.5%	22.7%
Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	Year Ended December 31,		2023 vs 2022
(In thousands)	2023	2022	$	%
United States	$215,410	$355,435	$(140,025)	(39)%
Canada	68,143	61,069	7,074	12%
Total North America	283,553	416,504	(132,951)	(32)%

EMEA	238,479	185,298	53,181	29%
Other	19,920	20,799	(879)	(4)%
Total International	258,399	206,097	52,302	25%

Total Fluids Systems revenues	$541,952	$622,601	$(80,649)	(13)%
North America revenues decreased 32% to $283.6 million for 2023, compared to $416.5 million for 2022, primarily related to the divested business units as well as a decline in U.S. land activity. For 2022, U.S. revenues included $56.0 million from the U.S. mineral grinding business and $26.7 million from offshore Gulf of Mexico, which were exited in 2022. Revenues from U.S. land decreased $57.3 million, primarily as a result of lower market share and reduced market activity. In addition, Canada revenues increased $7.1 million driven primarily by elevated product consumption per rig partially offset by a slight decline in market share, which typically fluctuates based on customer mix and timing of projects.
International revenues increased 25% to $258.4 million for 2023, compared to $206.1 million for 2022. The increase was primarily driven by higher customer activity and elevated product consumption per rig in Europe and Africa.

Operating income (loss)
The Fluids Systems segment generated operating income of $11.9 million for 2023 compared to an operating loss of $15.6 million incurred for 2022. The Fluids Systems segment operating income for 2023 includes $12.7 million in total charges for certain impairments, facility exit, severance costs, and transaction related expenses for the ongoing Fluids Systems segment sale process. The Fluids Systems segment operating loss for 2022 included $29.4 million of total non-cash impairment charges, as well as operating losses of $10.1 million related to the divested business units. Excluding these items, the $0.7 million improvement in operating income primarily reflects the impact of the increase in revenues in EMEA and benefits of strategic actions and cost reduction efforts in the U.S., substantially offset by the decrease in U.S. revenues.
Industrial Solutions
Revenues
Total revenues for this segment consisted of the following:

	Year Ended December 31,		2023 vs 2022
(In thousands)	2023	2022	$	%
Rental and service revenues	$149,954	$134,301	$15,653	12%
Product sales revenues	57,694	58,692	(998)	(2)%
Total Industrial Solutions revenues	$207,648	$192,993	$14,655	8%
Rental and service revenues increased by 12% for 2023, primarily reflecting increases in rental volume and service revenues, and was driven by our continued market penetration across all major industries served in the U.S. Product sales revenues decreased slightly for 2023, with continued strong demand across sectors, including utilities. Product sales typically fluctuate based on the timing of customer projects and orders.
Operating income
The Industrial Solutions segment generated operating income of $53.0 million for 2023 compared to $43.9 million for 2022, the increase being primarily attributable to incremental profitability associated with revenue growth, including the effects of improved operating cost leverage from increased manufacturing, rental, and service activity.
Industrial Blending
As described above, the Industrial Blending operating loss for 2022 included a $7.9 million non-cash charge for the impairment of the long-lived assets as well as exit and other costs related to the process to sell these assets, partially offset by a $2.6 million gain subsequently recognized upon the eventual sale in the fourth quarter of 2022.
Corporate Office
Corporate office expenses increased to $31.2 million for 2023, compared to $29.4 million for 2022. Corporate office expenses for 2023 includes approximately $2.9 million of expenses related to strategic planning projects, including $1.2 million of transaction related expenses for the ongoing Fluids Systems segment sale process, as well as $1.2 million of severance costs, while 2022 included $1.1 million associated with shareholder matters and acquisition and divestiture efforts.

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
Foreign currency exchange
Foreign currency exchange was a $0.4 million loss for 2022 compared to a $0.4 million gain for 2021 and reflects the impact of currency translation for assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.
Interest expense, net
Interest expense was $7.0 million for 2022 compared to $8.8 million for 2021. Interest expense for 2022 and 2021 included $0.9 million and $3.7 million, respectively, in non-cash amortization of original issue discount and debt issuance costs. The decrease in interest expense is primarily due to the 2021 repayment of our Convertible Notes using borrowings under the ABL Facility, partially offset by the increase in benchmark borrowing rates as well as an increase in average debt outstanding during 2022, in support of the higher working capital associated with the 33% revenue growth.
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
Corporate Office
Corporate office expenses decreased slightly to $29.4 million for 2022 compared to $29.5 million for 2021. This decrease was primarily driven by lower stock-based compensation expense partially offset by higher performance-based incentives and personnel expense.

Liquidity and Capital Resources
Net cash provided by operating activities was $100.0 million for 2023 compared to net cash used in operating activities of $25.0 million for 2022. During 2023, net income adjusted for non-cash items provided cash of $57.2 million and changes in working capital provided cash of $42.8 million. The cash provided by reductions in work working capital was primarily driven by Fluids Systems segment reductions in U.S. land, along with the wind down of retained working capital associated with the fourth quarter 2022 divestiture transactions.
Net cash used in investing activities was $5.7 million for 2023, including $29.2 million in capital expenditures partially offset by $19.8 million in proceeds received related to our fourth quarter of 2022 divestitures (see Note 2 for additional information), as well as $3.7 million in proceeds from the sale of assets, which includes the sale of used mats from our Industrial Solutions rental fleet. The substantial majority of our capital expenditures were directed to expanding our Industrial Solutions segment rental fleet. Net cash provided by investing activities was $46.2 million for 2022, which included $71.3 million in proceeds from 2022 divestitures as well as $3.2 million in proceeds from the sale of assets, partially offset by capital expenditures of $28.3 million.
Net cash used in financing activities was $81.0 million for 2023, which includes $47.4 million in net repayments on our Amended ABL Facility and other financing arrangements and $32.0 million in share purchases under our repurchase program. Net cash used in financing activities was $24.9 million for 2022, which included $17.6 million in share purchases under our repurchase program.
Substantially all our $38.6 million of cash on hand at December 31, 2023 resides in our international subsidiaries. We primarily manage our liquidity utilizing availability under our Amended ABL Facility and other existing financing arrangements. Under our Amended ABL Facility, we manage daily cash requirements by utilizing borrowings or repayments under this revolving credit facility, while maintaining minimal cash on hand in the U.S. As of February 22, 2024, our total borrowing availability under the Amended ABL Facility was $116.8 million, of which $45.6 million was drawn and $4.0 million was used for outstanding letters of credit, resulting in remaining availability of $67.2 million.
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
We anticipate that our near-term working capital requirements for our operations will generally fluctuate directionally with revenues. We expect capital expenditures in 2024 will remain fairly in line with 2023 levels, with spending heavily focused on the expansion of our mat rental fleet. We also expect to return value to our shareholders, utilizing excess cash generation to fund additional share repurchases. In addition, if we are successful in completing the process to substantially exit the Fluids Systems business, we anticipate the proceeds to be used to repay a substantial portion of our existing outstanding debt and increase our cash on-hand, providing additional liquidity to fund our long-term strategic initiatives.
Our capitalization is as follows:

(In thousands)	December 31, 2023	December 31, 2022
Amended ABL Facility	$45,000	$80,300
Other debt	30,093	33,949
Unamortized discount and debt issuance costs	(60)	(134)
Total debt	$75,033	$114,115

Stockholders’ equity	415,364	423,028
Total capitalization	$490,397	$537,143

Total debt to capitalization	15.3%	21.2%
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

As of December 31, 2023, our total availability under the Amended ABL Facility was $109.2 million, of which $45.0 million was drawn and $4.0 million was used for outstanding letters of credit, resulting in remaining availability of $60.2 million.
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
As of December 31, 2023, the applicable margin for borrowings under the Amended ABL Facility was 1.50% with respect to BSBY borrowings and 0.50% with respect to base rate borrowings. As of December 31, 2023, the weighted average interest rate for the Amended ABL Facility was 6.9% and the applicable commitment fee on the unused portion of the Amended ABL Facility was 0.375% per annum.
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

Other Financing Arrangements. Certain of our foreign subsidiaries maintain local credit arrangements consisting primarily of lines of credit or overdraft facilities which are generally renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. In addition, in April 2022, a U.K. subsidiary entered a £7.0 million term loan and a £2.0 million revolving credit facility. Both the term loan and revolving credit facility mature in April 2025 and bear interest at a rate of Sterling Overnight Index Average plus a margin of 3.25% per year. As of December 31, 2023, the interest rate for the U.K. facilities was 8.7%. The term loan is payable in quarterly installments of £350,000 plus interest beginning June 2022 and a £2.8 million payment due at maturity. We also maintain finance leases primarily related to transportation equipment.
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
Off-Balance Sheet Arrangements
We do not have any special purpose entities. At December 31, 2023, we had $39.8 million in outstanding letters of credit, performance bonds, and other guarantees for which certain of the letters of credit are collateralized by $0.3 million in restricted cash. We also enter into normal short-term operating leases for office and warehouse space, as well as certain operating equipment. None of these off-balance sheet arrangements either has, or is expected to have, a material effect on our financial statements.
Contractual Obligations
A summary of our outstanding contractual and other obligations and commitments at December 31, 2023 is as follows:

(In thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Amended ABL Facility	$—	$—	$—	$45,000	$—	$—	$45,000
Other debt	13,078	4,010	—	—	—	—	17,088
Financing obligation (1)	932	157	—	—	—	—	1,089
Finance lease liabilities (1)	3,389	3,097	2,656	1,134	261	100	10,637
Operating lease liabilities (1)	5,639	4,051	3,628	3,236	2,819	6,278	25,651
Trade accounts payable and accrued liabilities (2)	114,609	—	—	—	—	—	114,609
Other long-term liabilities (3)	—	1,689	558	—	—	4,613	6,860
Performance bond obligations	24,481	4,160	—	—	557	—	29,198
Letter of credit commitments	8,748	—	—	1,729	—	123	10,600
Total contractual obligations	$170,876	$17,164	$6,842	$51,099	$3,637	$11,114	$260,732
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

Critical Accounting Policies
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), which requires management to make estimates and assumptions that affect the reported amounts and disclosures. Significant estimates used in preparing our consolidated financial statements include estimated cash flows and fair values used for impairments of long-lived assets, including goodwill and other intangibles, and valuation allowances for deferred tax assets. See Note 1 in Item 8. “Financial Statements and Supplementary Data” for a discussion of the accounting policies for each of these matters. Our estimates are based on historical experience and on our future expectations that we believe to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our current estimates and those differences may be material.
We believe the critical accounting policies described below affect our more significant judgments and estimates used in preparing the consolidated financial statements.
Impairment of Long-lived Assets
As of December 31, 2023, our consolidated balance sheet includes $195.3 million of property, plant and equipment and $17.1 million of finite-lived intangible assets. We review property, plant and equipment, finite-lived intangible assets and certain other assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We assess recoverability based on the undiscounted future net cash flows expected from the use and eventual disposition of such asset. Should the review indicate that the carrying value is not fully recoverable, the amount of impairment loss is determined by comparing the carrying value to the estimated fair value.
Fluids Systems Operations
In June 2023, we announced that we engaged Lazard to assist us in a review of strategic alternatives for our Fluids Systems division, and in September 2023, we launched a formal sale process for substantially all the Fluids Systems business as part of this strategic review. As of December 31, 2023, the Fluids Systems business had approximately $227 million of net assets, including $171 million of net working capital and $44 million of long-lived assets, as well as $38 million in cash and $13 million of debt. While the sale process is ongoing, we considered fourth quarter 2023 developments in the sale process to be a potential indicator of impairment that required us to complete an impairment evaluation. The ongoing Fluids sale process did not meet the held for sale accounting criteria as of December 31, 2023, and as such, continued to be accounted for as held for use. Accordingly, we completed the impairment evaluation for the geographic asset groups of the Fluids Systems business and determined that the carrying value exceeded the estimated undiscounted future net cash flows for only the U.S. Land asset group.
We estimated the fair value for the U.S. Land asset group as of December 31, 2023 based on the expected cash flows to be generated from the anticipated use and eventual disposition of such asset group. We estimated the fair value of the long-lived assets of the U.S. Land asset group, requiring us to recognize a $2.5 million impairment charge in the fourth quarter of 2023. As of December 31, 2023, the U.S. Land asset group had approximately $62 million of net assets, including $58 million of net working capital and $11 million of long-lived assets, as well as $3 million of debt.
Estimating future net cash flows of the geographic asset groups of our Fluids Systems business, as well as the fair value of the U.S. Land asset group and the long-lived assets within such group, required us to make judgments regarding the likelihood of possible outcomes and cash flows of the ongoing sale process, future revenue and costs related to the assets subject to review, and the use and eventual disposition of such assets. These judgments are uncertain in that they require assumptions about the potential outcomes for the eventual disposition of the assets from the ongoing Fluids Systems sale process, as well as forecasts for the demand for our products and services, future market conditions, and technological development. Depending on the actual outcome of the Fluids Systems sale process, or changes in these assumptions, our expectations regarding future net cash flows may change and a material impairment could result.

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
As of December 31, 2023, our consolidated balance sheet includes $47.3 million of goodwill, all of which relates to the Industrial Solutions segment. Goodwill and other indefinite-lived intangible assets are tested for impairment annually as of November 1, or more frequently, if indicators of impairment exist. As part of our annual goodwill review, we first perform a qualitative assessment based on company performance and future business outlook to determine if indicators of impairment exist. When there are qualitative indicators of impairment, we use an impairment test which includes a comparison of the carrying value of net assets of our reporting units, including goodwill, with their estimated fair values, which we estimate using a combination of a market multiple and discounted cash flow approach (classified within Level 3 of the fair value hierarchy). In completing the annual evaluation during the fourth quarter of 2023, we determined that the fair value of the Industrial Solutions reporting unit was significantly more than the net carrying value, and therefore, no impairment was required.
Income Taxes
We had total deferred tax assets of $77.3 million and $71.9 million at December 31, 2023 and 2022, respectively. A valuation allowance must be established to offset a deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized. We have considered future taxable income and tax planning strategies in assessing the need for our valuation allowance. At December 31, 2023, we had a total valuation allowance of $49.2 million, which includes a valuation allowance on $29.3 million of net operating loss carryforwards for certain U.S. federal, state and foreign jurisdictions, as well as a valuation allowance of $13.0 million for foreign tax credits and research and development credits. Changes in the expected future generation of qualifying taxable income within these jurisdictions or in the realizability of other tax assets may result in an adjustment to the valuation allowance, which would be charged or credited to income in the period this determination was made.
We file income tax returns in the U.S. and several non-U.S. jurisdictions and are subject to examination in the various jurisdictions in which we file. We are no longer subject to income tax examinations for U.S. federal and substantially all state jurisdictions for years prior to 2019 and for substantially all foreign jurisdictions for years prior to 2008.
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
Interest Rate Risk
At December 31, 2023, we had total principal amounts outstanding under financing arrangements of $75.1 million, including $45.0 million of borrowings under our Amended ABL Facility, $7.8 million of borrowings under a U.K. term loan and credit facility, and $4.3 million under certain other international credit facilities, which are subject to variable interest rates as determined by the respective debt agreements. The weighted average interest rates at December 31, 2023 for the Amended ABL Facility, U.K. debt, and other international credit facilities was 6.9%, 8.4%, and 8.6%, respectively. Based on the balance of variable rate debt at December 31, 2023, a 100 basis-point increase in short-term interest rates would have increased annual pre-tax interest expense by $0.6 million.
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

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Newpark Resources, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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

Long-lived Assets – Review of Strategic Alternatives for Fluids Systems Business— Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
The Company initiated a review of strategic alternatives for the long-term positioning of the Fluids Systems division in June 2023 and in September 2023 launched a formal sale process for substantially all the Fluids Systems business as part of this strategic review. As part of this review, $2.5 million of total charges were recorded related to the impairment of certain long-lived assets utilized in Fluids U.S. Land.
We identified impairment for Fluids U.S. Land as a critical audit matter due to the materiality of the long-lived assets balances, high degree of auditor judgment, an increased level of effort when performing audit procedures to evaluate the reasonableness of management’s assumptions in determining the future net cash flows, and an increased extent of effort, including the need to involve fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of the Company’s impairment analysis for long-lived assets within the Fluids U.S. Land asset group included the following, among others:
•Reviewed minutes from Board of Director meetings and made inquiries of business unit managers and executives about the expected plans for sale of related assets.
•Evaluated indicators of impairment by reviewing information received by management from interested third parties.
•Evaluated the completeness and accuracy of the long-lived assets identified for impairment by comparing the listing of assets evaluated by management in the fair value analysis to the listing of assets recorded in the Fluids U.S. Land asset group.
•Evaluated the reasonableness of key assumptions used by management in determining the undiscounted future net cash flows.
•With the assistance of our fair value specialists, we tested the completeness and accuracy of the impairment charges by comparing fair value of underlying assets to independent market data.
Our audit procedures also included testing the effectiveness of controls over the review of impairment indicators and management’s long-lived asset impairment.
/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 23, 2024

We have served as the Company’s auditor since 2008.

Newpark Resources, Inc.
Consolidated Balance Sheets
December 31,

(In thousands, except share data)	2023	2022
ASSETS
Cash and cash equivalents	$38,594	$23,182
Receivables, net of allowance of $4,751 and $4,817, respectively	168,457	242,247
Inventories	141,079	149,571
Prepaid expenses and other current assets	9,094	10,966
Total current assets	357,224	425,966

Property, plant and equipment, net	195,289	193,099
Operating lease assets	20,731	23,769
Goodwill	47,283	47,110
Other intangible assets, net	17,114	20,215
Deferred tax assets	2,628	2,275
Other assets	2,067	2,441
Total assets	$642,336	$714,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$16,916	$22,438
Accounts payable	70,087	93,633
Accrued liabilities	49,281	46,871
Total current liabilities	136,284	162,942

Long-term debt, less current portion	58,117	91,677
Noncurrent operating lease liabilities	17,404	19,816
Deferred tax liabilities	8,307	8,121
Other noncurrent liabilities	6,860	9,291
Total liabilities	226,972	291,847

Commitments and contingencies (Note 15)

Common stock, $0.01 par value (200,000,000 shares authorized and 111,669,464 and 111,451,999 shares issued, respectively)	1,117	1,115
Paid-in capital	639,645	641,266
Accumulated other comprehensive loss	(62,839)	(67,186)
Retained earnings	10,773	2,489
Treasury stock, at cost (26,471,738 and 21,751,232 shares, respectively)	(173,332)	(154,656)
Total stockholders’ equity	415,364	423,028
Total liabilities and stockholders’ equity	$642,336	$714,875

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Operations
Years Ended December 31,

(In thousands, except per share data)	2023	2022	2021
Revenues
Product sales revenues	$572,910	$665,318	$484,300
Rental and service revenues	176,690	150,276	130,481
Total revenues	749,600	815,594	614,781
Cost of revenues
Cost of product sales revenues	496,654	588,234	434,405
Cost of rental and service revenues	114,407	105,824	95,147
Total cost of revenues	611,061	694,058	529,552
Selling, general and administrative expenses	101,136	97,618	94,445
Other operating (income) loss, net	(2,583)	(4,370)	(391)
Impairments and other charges	6,356	37,322	—
Operating income (loss)	33,630	(9,034)	(8,825)

Foreign currency exchange (gain) loss	267	389	(397)
Interest expense, net	8,181	7,040	8,805
Loss on extinguishment of debt	—	—	1,000
Income (loss) before income taxes	25,182	(16,463)	(18,233)

Provision (benefit) for income taxes	10,666	4,371	7,293
Net income (loss)	$14,516	$(20,834)	$(25,526)

Net income (loss) per common share - basic	$0.17	$(0.22)	$(0.28)
Net income (loss) per common share - diluted	$0.16	$(0.22)	$(0.28)

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31,

(In thousands)	2023	2022	2021

Net income (loss)	$14,516	$(20,834)	$(25,526)
Foreign currency translation adjustments, net of tax benefit (expense) of $(93), $1, $639	3,549	(5,706)	(7,308)
Recognition of Chile cumulative foreign currency translation losses	798	—	—
Comprehensive income (loss)	$18,863	$(26,540)	$(32,834)

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Stockholders’ Equity

(In thousands)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2020	$1,076	$627,031	$(54,172)	$50,937	$(136,840)	$488,032
Net loss	—	—	—	(25,526)	—	(25,526)
Employee stock options, restricted stock and employee stock purchase plan	17	(28)	—	(1,066)	339	(738)
Stock-based compensation expense	—	7,926	—	—	—	7,926
Foreign currency translation, net of tax	—	—	(7,308)	—	—	(7,308)
Balance at December 31, 2021	1,093	634,929	(61,480)	24,345	(136,501)	462,386
Net loss	—	—	—	(20,834)	—	(20,834)
Employee stock options, restricted stock and employee stock purchase plan	22	(524)	—	(1,022)	(537)	(2,061)
Stock-based compensation expense	—	6,861	—	—	—	6,861
Treasury shares purchased at cost			—		(17,618)	(17,618)
Foreign currency translation, net of tax	—	—	(5,706)	—	—	(5,706)
Balance at December 31, 2022	1,115	641,266	(67,186)	2,489	(154,656)	423,028
Net income	—	—	—	14,516	—	14,516
Employee stock options, restricted stock and employee stock purchase plan	2	(8,259)	—	(6,232)	13,509	(980)
Stock-based compensation expense	—	6,638	—	—	—	6,638
Treasury shares purchased at cost	—	—	—	—	(32,185)	(32,185)
Foreign currency translation, net of tax	—	—	3,549	—	—	3,549
Recognition of Chile cumulative foreign currency translation losses	—	—	798	—	—	798
Balance at December 31, 2023	$1,117	$639,645	$(62,839)	$10,773	$(173,332)	$415,364

See Accompanying Notes to Consolidated Financial Statements

Newpark Resources, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31,

(In thousands)	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$14,516	$(20,834)	$(25,526)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Impairments and other non-cash charges	6,356	37,322	—
Depreciation and amortization	31,372	38,610	42,225
Stock-based compensation expense	6,638	6,861	7,926
Provision for deferred income taxes	(482)	(3,384)	(1,209)
Credit loss expense	1,209	1,039	664
Gain on divestitures	—	(3,596)	—
Gain on sale of assets	(2,904)	(2,809)	(7,182)
Gain on insurance recovery	—	—	(849)
Loss on extinguishment of debt	—	—	1,000
Amortization of original issue discount and debt issuance costs	541	871	3,707
Change in assets and liabilities:
(Increase) decrease in receivables	64,812	(42,452)	(61,283)
(Increase) decrease in inventories	2,256	(46,909)	(10,336)
(Increase) decrease in other assets	307	(855)	(726)
Increase (decrease) in accounts payable	(25,065)	10,781	36,341
Increase in accrued liabilities and other	445	334	12,235
Net cash provided by (used in) operating activities	100,001	(25,021)	(3,013)

Cash flows from investing activities:
Capital expenditures	(29,232)	(28,273)	(21,793)
Proceeds from divestitures	19,833	71,286	—
Business acquisitions, net of cash acquired	—	—	(13,434)
Proceeds from sale of property, plant and equipment	3,709	3,217	15,999
Proceeds from insurance property claim	—	—	1,753
Net cash provided by (used in) investing activities	(5,690)	46,230	(17,475)

Cash flows from financing activities:
Borrowings on lines of credit	241,873	287,276	286,154
Payments on lines of credit	(277,591)	(290,886)	(208,575)
Purchases of Convertible Notes	—	—	(28,137)
Payment on Convertible Notes	—	—	(38,567)
Proceeds from term loan	—	3,754	8,258
Proceeds from financing obligation	—	—	8,004
Debt issuance costs	—	(1,499)	(295)
Purchases of treasury stock	(34,265)	(20,248)	(1,448)
Proceeds from employee stock plans	606	—	—
Other financing activities	(11,670)	(3,327)	(3,986)
Net cash provided by (used in) financing activities	(81,047)	(24,930)	21,408

Effect of exchange rate changes on cash	576	(707)	(1,779)

Net increase (decrease) in cash, cash equivalents, and restricted cash	13,840	(4,428)	(859)
Cash, cash equivalents, and restricted cash at beginning of year	25,061	29,489	30,348
Cash, cash equivalents, and restricted cash at end of year	$38,901	$25,061	$29,489
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
In the fourth quarter of 2022, we exited two of our Fluids Systems business units, including our U.S.-based mineral grinding business as well as our Gulf of Mexico fluids operations. Additionally, in June 2023, we announced that we engaged Lazard to assist us in a review of strategic alternatives for the long-term positioning of our Fluids Systems division. See Note 2 for additional information.
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
•Our Industrial Blending segment began operations in 2020 and supported industrial end-markets, including the production of disinfectants and industrial cleaning products. We completed the wind down of the Industrial Blending business in the first quarter of 2022 and the sale of the industrial blending assets in the fourth quarter of 2022.
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

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Foreign Currency Translation. The functional currency for substantially all international subsidiaries is their respective local currency. Financial statements for these international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rates in effect during the respective period for revenues and expenses. Exchange rate adjustments resulting from translation of foreign currency financial statements of our international subsidiaries are reflected in accumulated other comprehensive loss in stockholders’ equity until such time that the international subsidiary is sold or liquidation is substantially complete, at which time the related accumulated adjustments would be reclassified into income. Exchange rate adjustments resulting from foreign currency denominated transactions are recorded in income. At December 31, 2023 and 2022, accumulated other comprehensive loss related to foreign subsidiaries reflected in stockholders’ equity was $62.8 million and $67.2 million, respectively.
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

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

New Accounting Pronouncements
Standards Not Yet Adopted
Segment Reporting. In November 2023, the Financial Accounting Standards Board (“FASB”) issued new guidance which is intended to improve reportable segment disclosure requirements through enhanced disclosures. The amendments require disclosure of significant segment expenses regularly provided to the chief operating decision maker (CODM) as well as other segment items, extend certain annual disclosures to interim periods, clarify the applicability to single reportable segment entities, permit more than one measure of profit or loss to be reported under certain conditions, and require disclosure of the title and position of the CODM. This guidance will be effective for us for the year ended December 31, 2024. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.
Income Taxes: Improvements to Income Tax Disclosures. In December 2023, the FASB issued new guidance which is intended to enhance the transparency and decision usefulness of income tax disclosures. This guidance will be effective for us in the first quarter of 2025. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.
Note 2 — Divestitures and Other Exit Activities
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
Review of Strategic Alternatives for Fluids Systems Business
We initiated a review of strategic alternatives for the long-term positioning of the Fluids Systems division in June 2023, and in September 2023, we launched a formal sale process for substantially all the Fluids Systems business as part of this strategic review. While the sale process is ongoing, we considered fourth quarter 2023 developments in the sale process to be a potential indicator of impairment that required us to complete an impairment evaluation. The ongoing Fluids sale process did not meet the held for sale accounting criteria as of December 31, 2023, and as such, continued to be accounted for as held for use. Accordingly, we completed the impairment evaluation for the geographic asset groups of the Fluids Systems business and determined that the carrying value exceeded the estimated undiscounted future net cash flows for only the U.S. Land asset group.
We estimated the fair value for the U.S. Land asset group as of December 31, 2023 based on the expected cash flows to be generated from the anticipated use and eventual disposition of such asset group. We estimated the fair value of the long-lived assets of the U.S. Land asset group, requiring us to recognize a $2.5 million impairment charge in the fourth quarter of 2023. As of December 31, 2023, the U.S. Land asset group had approximately $62 million of net assets, including $58 million of net working capital and $11 million of long-lived assets, as well as $3 million of debt.
Exit of Stimulation Chemicals Product Line
In 2023, we made the decision to exit the stimulation chemicals product line. The Fluids Systems segment operating results for 2023 includes $1.6 million of total charges (included in impairments and other charges) for inventory write-downs to reduce the carrying values of certain inventory related to the exit of our stimulation chemicals product line to their net realizable value. As of December 31, 2023, we had $2.1 million of inventory remaining related to the stimulation chemicals product line.
Exit of Offshore Australia Operations
In 2023, we made the decision to exit our offshore Australia operations. The Fluids Systems segment operating results for 2023 includes $1.5 million of total charges (included in impairments and other charges) for inventory write-downs to reduce the carrying values of certain inventory related to the exit of our offshore Australia operations to their net realizable value as well as impairments related to the long-lived assets previously used in the now exited business.
Exit of Chile Operations

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2023, we completed our customer contract in Chile, and during the fourth quarter of 2023, we completed the substantial liquidation of our Chile subsidiary and recognized an $0.8 million non-cash charge (included in impairments and other charges) for the reclassification of cumulative foreign currency translation losses related to our subsidiary in Chile.
2022 Strategic Actions
The following strategic actions were taken in 2022.
Exit of Industrial Blending Segment and Sale of Conroe, Texas Blending Facility
In the first quarter of 2022, in consideration of broader strategic priorities and the timeline and efforts required to further develop the industrial blending business, we exited our Industrial Blending operations. In November 2022, we completed the sale of the industrial blending and warehouse facility and related equipment located in Conroe, Texas to a global chemical provider, for cash proceeds of approximately $14 million. In connection with this divestiture, we recognized a $7.9 million impairment charge related to these long-lived assets in the second quarter of 2022, and subsequently recognized a gain of $2.6 million upon the eventual sale in the fourth quarter of 2022.
Sale of Excalibar U.S. Mineral Grinding Business
In November 2022, we completed the sale of substantially all the long-lived assets, inventory, and operations of our Excalibar U.S. mineral grinding business (“Excalibar”), which was reported within our Fluids Systems segment, to Cimbar Resources, INC. (“Cimbar”), and received cash proceeds (after purchase price adjustments) of approximately $51 million and recognized a gain of $1.0 million. The Company retained certain assets and liabilities, including accounts receivable and accounts payable. Such working capital provided approximately $10 million of cash generation in the fourth quarter of 2022 and approximately $6 million of additional cash generation in the first quarter of 2023. In connection with the sale, the Company and Cimbar entered into a long-term barite supply agreement for certain regions of our U.S. drilling fluids business, with an initial term of four years following the closing of the transaction.
Exit of Gulf of Mexico Operations
In the third quarter of 2022, our Board of Directors approved management’s plan to exit our Fluids Systems Gulf of Mexico operations, including the potential sale of related assets. In December 2022, we completed the sale of substantially all assets associated with our Gulf of Mexico completion fluids operations. Separately, we also entered a seven-year arrangement to sublease our Fourchon, Louisiana drilling fluids shorebase and blending facility to a leading global energy services provider. As part of this arrangement, substantially all of our Gulf of Mexico drilling fluids inventory has been sold to the lessee as consumed. These transactions provided cash generation of approximately $6 million in the fourth quarter of 2022 and approximately $28 million in 2023. Fluids Systems segment operating income for 2023 includes $4.8 million in charges related to the exit of our Gulf of Mexico operations, which was substantially completed during the second quarter of 2023.
As a result of the plan to exit the Gulf of Mexico operations as described above, we considered the third quarter 2022 developments to be a potential indicator of impairment that required us to complete an impairment evaluation. Accordingly, we estimated the fair value for our Gulf of Mexico assets as of September 30, 2022 based on the expected cash flows to be generated from the anticipated transactions and determined that a $21.5 million impairment charge was required related to the long-lived assets. We also recognized an $8.0 million charge to reduce the carrying value of inventory to their net realizable value primarily based on the anticipated transactions. The total charges of $29.4 million were recorded to impairments and other charges in the third quarter of 2022.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total impairments and other charges are shown in the following table:

	Year Ended December 31,
(In thousands)	2023	2022
Fluids U.S. Land - Long-lived assets impairment	2,485	—
Stimulation chemicals product line - Inventory write-downs	1,576	—
Australia - Inventory write-downs	1,058	—
Australia - Long-lived assets impairment	439	—
Chile exit - Recognition of cumulative foreign currency translation losses	798	—
Industrial Blending - Long-lived assets impairment	—	7,905
Gulf of Mexico - Long-lived assets impairment	—	21,461
Gulf of Mexico - Inventory write-downs	—	7,956
Total impairments and other charges	$6,356	$37,322
Summarized operating results of the business units exited in 2022 (including impairments and other charges described above) are shown in the following table:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Revenues
Industrial Blending	$—	$—	$8,821
Excalibar	—	55,990	36,396
Gulf of Mexico	—	26,708	25,366
	$—	$82,698	$70,583

Operating income (loss)
Industrial Blending	$—	$(8,002)	$(2,384)
Excalibar	—	3,665	(277)
Gulf of Mexico	(4,776)	(43,215)	(6,753)
	$(4,776)	$(47,552)	$(9,414)
Summarized net assets related to the business units exited in 2022 are shown in the following table:

(In thousands)	December 31, 2022
Receivables, net	$27,798
Inventories	5,805
Accounts payable	(2,060)
Accrued liabilities	(311)
Total net assets	$31,232
The net assets remaining as of December 31, 2022 related to the retained working capital from the Excalibar sale and the remaining Gulf of Mexico net assets. During 2023, we substantially settled the above net assets related to the now exited Excalibar business and Gulf of Mexico operations.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3 — Inventories
Inventories consisted of the following at December 31:

(In thousands)	2023	2022
Raw materials:
Fluids Systems	$104,227	$110,623
Industrial Solutions	4,232	3,966
Total raw materials	108,459	114,589
Blended fluids systems components	18,246	29,244
Finished goods — mats	14,374	5,738
Total inventories	$141,079	$149,571
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
The Fluids Systems segment operating results for 2023 includes $2.6 million of total charges for inventory write-downs included in impairments and other charges (as described in Note 2).
Note 4 — Property, Plant and Equipment
Property, plant and equipment consisted of the following at December 31:

(In thousands)	2023	2022
Land	$7,216	$7,804
Buildings and improvements	71,446	63,333
Machinery and equipment	201,281	229,080
Computer hardware and software	47,543	47,743
Furniture and fixtures	5,523	5,733
Construction in progress	2,523	5,447
	335,532	359,140
Less accumulated depreciation	(237,573)	(248,844)
	97,959	110,296

Composite mats (rental fleet)	169,387	147,764
Less accumulated depreciation - composite mats	(72,057)	(64,961)
	97,330	82,803

Property, plant and equipment, net	$195,289	$193,099
 Depreciation expense was $28.0 million, $35.0 million, and $38.5 million in 2023, 2022 and 2021, respectively. The Fluids Systems segment operating results for 2023 includes $2.9 million of total charges for long-lived assets impairments (as described in Note 2).

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5 — Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill, all of which relates to the Industrial Solutions segment, are as follows:

(In thousands)	Industrial Solutions
Balance at December 31, 2021	$47,283
Effects of foreign currency	(173)
Balance at December 31, 2022	47,110
Effects of foreign currency	173
Balance at December 31, 2023	$47,283
We completed the annual evaluation of the carrying value of our goodwill and other indefinite-lived intangible assets as of November 1, 2023 and determined that the fair value was significantly more than the net carrying value, and therefore, no impairment was required.
Other intangible assets consisted of the following:

	December 31, 2023			December 31, 2022
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
Technology related	$17,794	$(9,128)	$8,666	$17,806	$(8,204)	$9,602
Customer related	23,898	(15,769)	8,129	35,253	(25,122)	10,131
Permits and licenses	482	(163)	319	482	—	482
Total intangible assets	$42,174	$(25,060)	$17,114	$53,541	$(33,326)	$20,215
Total amortization expense related to other intangible assets was $3.4 million, $3.6 million and $3.7 million in 2023, 2022 and 2021, respectively. The decrease in the gross carrying amount of intangible assets in 2023 was attributable to a write-off of fully amortized balances.
Estimated future amortization expense for the years ended December 31 is as follows:

(In thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Technology related	$1,050	$1,035	$1,034	$1,019	$944	$3,584	$8,666
Customer related	1,798	1,535	1,268	1,009	766	1,753	8,129
Permits and licenses	160	159	—	—	—	—	319
Total future amortization expense	$3,008	$2,729	$2,302	$2,028	$1,710	$5,337	$17,114
The weighted average amortization period for technology related, customer related, and permits and licenses intangible assets is 15 years, 13 years, and 3 years, respectively.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 6 — Financing Arrangements
Financing arrangements consisted of the following:

	December 31, 2023			December 31, 2022
(In thousands)	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt
Amended ABL Facility	$45,000	$—	$45,000	$80,300	$—	$80,300
Foreign subsidiary facilities	11,394	—	11,394	16,081	—	16,081
Finance leases	9,899	—	9,899	4,999	—	4,999
U.K. term loan	5,793	(49)	5,744	7,201	(99)	7,102
Other debt	3,007	(11)	2,996	5,668	(35)	5,633
Total debt	75,093	(60)	75,033	114,249	(134)	114,115
Less: current portion	(16,916)	—	(16,916)	(22,438)	—	(22,438)
Long-term debt	$58,177	$(60)	$58,117	$91,811	$(134)	$91,677

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
As of December 31, 2023, our total availability under the Amended ABL Facility was $109.2 million, of which $45.0 million was drawn and $4.0 million was used for outstanding letters of credit, resulting in remaining availability of $60.2 million.
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
As of December 31, 2023, the applicable margin for borrowings under the Amended ABL Facility was 1.50% with respect to BSBY borrowings and 0.50% with respect to base rate borrowings. As of December 31, 2023, the weighted average interest rate for the Amended ABL Facility was 6.9% and the applicable commitment fee on the unused portion of the Amended ABL Facility was 0.375% per annum.
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

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Convertible Notes. In December 2016, we issued $100.0 million of unsecured convertible senior notes (the “Convertible Notes”) which bore interest at a rate of 4.0% per year and matured in December 2021. A total of $38.6 million of our Convertible Notes were repaid at maturity. During 2021, we repurchased $28.3 million of our Convertible Notes in the open market for a total cost of $28.1 million and recognized a net loss of $1.0 million reflecting the difference in the amount paid and the net carrying value of the extinguished debt, including original issue discount and debt issuance costs.
Other Financing Arrangements. Certain of our foreign subsidiaries maintain local credit arrangements consisting primarily of lines of credit or overdraft facilities which are generally renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. In addition, in April 2022, a U.K. subsidiary entered a £7.0 million term loan and a £2.0 million revolving credit facility. Both the term loan and revolving credit facility mature in April 2025 and bear interest at a rate of Sterling Overnight Index Average plus a margin of 3.25% per year. As of December 31, 2023, the interest rate for the U.K. facilities was 8.7%. The term loan is payable in quarterly installments of £350,000 plus interest beginning June 2022 and a £2.8 million payment due at maturity. We also maintain finance leases primarily related to transportation equipment.
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
We incurred net interest expense of $8.2 million, $7.0 million and $8.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. There was no capitalized interest for the years ended December 31, 2023, 2022 or 2021. As of December 31, 2023, we had scheduled repayments for financing arrangements of approximately $17 million in 2024, $9 million in 2025, $3 million in 2026, and $46 million in 2027.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 7 — Fair Value of Financial Instruments and Concentrations of Credit Risk
Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, receivables, payables, and debt. We believe the carrying values of these instruments approximated their fair values at December 31, 2023 and 2022.
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk primarily consist of cash and trade accounts receivable. At December 31, 2023, substantially all of our cash deposits were held by our international subsidiaries in accounts at numerous financial institutions across the various regions in which we operate. As part of our investment strategy, we perform periodic evaluations of the relative credit standing of these financial institutions.
Customer Revenue Concentration
We derive a significant portion of our revenues and profitability from companies in the energy industry, and more specifically, customers in the E&P and utility sectors. Our E&P customer base consists primarily of mid-sized and international oil companies as well as government-owned or government-controlled oil companies operating in the markets that we serve. Our utility customer base consists primarily of power transmission service providers, as well as large regulated electrical utility providers. For 2023, 2022 and 2021, revenues from our 20 largest customers represented approximately 42%, 38% and 39%, respectively, of our consolidated revenues. For 2023, 2022 and 2021, no single customer accounted for more than 10% of our consolidated revenues.
Receivables
Receivables consisted of the following at December 31:

(In thousands)	2023	2022
Trade receivables:
Gross trade receivables	$164,292	$227,762
Allowance for credit losses	(4,751)	(4,817)
Net trade receivables	159,541	222,945
Income tax receivables	2,984	2,697
Other receivables	5,932	16,605
Total receivables, net	$168,457	$242,247

The decrease in trade receivables in 2023 was primarily attributable to the decrease in Fluids Systems revenues in the fourth quarter of 2023 compared to the fourth quarter of 2022, as well as collection of trade receivable amounts outstanding related to our divestitures (as described in Note 2). Other receivables as of December 31, 2022 included $10.8 million for non-trade receivables related to our divestitures. Other receivables also included $3.6 million and $3.5 million for value added, goods and service taxes related to foreign jurisdictions as of December 31, 2023 and 2022, respectively.
Changes in our allowance for credit losses were as follows:

(In thousands)	2023	2022	2021
Balance at beginning of year	$4,817	$4,587	$5,024
Credit loss expense	1,209	1,039	664
Write-offs, net of recoveries	(1,275)	(809)	(1,101)
Balance at end of year	$4,751	$4,817	$4,587

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
Leases in the consolidated balance sheets consisted of the following at December 31:

(In thousands)	Balance Sheet Classification	2023	2022
Assets:
Operating	Operating lease assets	$20,731	$23,769
Finance	Property, plant and equipment, net	9,275	4,462
Total lease assets		$30,006	$28,231
Liabilities:
Current:
Operating	Accrued liabilities	$4,759	$5,587
Finance	Current debt	2,926	1,537
Noncurrent:
Operating	Noncurrent operating lease liabilities	$17,404	$19,816
Finance	Long-term debt, less current portion	6,973	3,462
Total lease liabilities		$32,062	$30,402
Lease costs in the consolidated statements of operations were as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Operating lease expenses
Long-term operating leases expenses	$7,269	$8,265	$10,227
Short-term operating leases expenses	16,111	19,062	14,180
Total operating lease expenses	$23,380	$27,327	$24,407

Amortization of leased assets for finance leases	$2,483	$909	$386

Sublease income	$(3,008)	$(407)	$—

Total net lease cost	$22,855	$27,829	$24,793
Total operating lease expenses approximate cash paid during each period. Interest for finance leases is not material. Operating lease expenses and amortization of leased assets for finance leases are included in either cost of revenues or selling, general and administrative expenses. Interest for finance leases is included in interest expense, net. Sublease income is included in either cost of revenues or other operating income.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The maturity of lease liabilities as of December 31, 2023 is as follows:

(In thousands)	Operating Leases	Finance Leases	Total
2024	$5,639	$3,389	$9,028
2025	4,051	3,097	7,148
2026	3,628	2,656	6,284
2027	3,236	1,134	4,370
2028	2,819	261	3,080
Thereafter	6,278	100	6,378
Total lease payments	25,651	10,637	36,288
Less: Interest	3,488	738	4,226
Present value of lease liabilities	$22,163	$9,899	$32,062

During 2023, we entered into $2.1 million and $7.5 million of new operating lease liabilities and finance lease liabilities, respectively, in exchange for leased assets. During 2022, we entered into $4.8 million and $4.4 million of new operating lease liabilities and finance lease liabilities, respectively, in exchange for leased assets.
Weighted-average remaining lease terms and the weighted average discount rates were the following at December 31:

Lease Term and Discount Rate	December 31, 2023
Weighted-average remaining lease term (years)
Operating leases	6.0
Finance leases	3.4
Weighted-average discount rate
Operating leases	4.8%
Finance leases	7.8%
Note 9 — Income Taxes
    The provision (benefit) for income taxes was as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Current:
U.S. Federal	$284	$318	$773
State	1,134	338	525
Foreign	9,730	7,099	7,204
Total current	11,148	7,755	8,502
Deferred:
U.S. Federal	418	(3,204)	547
State	179	(142)	(545)
Foreign	(1,079)	(38)	(1,211)
Total deferred	(482)	(3,384)	(1,209)
Total provision (benefit) for income taxes	$10,666	$4,371	$7,293

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

 Income (loss) before income taxes was as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
U.S.	$(1,907)	$(38,001)	$(36,250)
Foreign	27,089	21,538	18,017
Loss before income taxes	$25,182	$(16,463)	$(18,233)
The effective income tax rate is reconciled to the statutory federal income tax rate as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Income tax expense (benefit) at federal statutory rate	$5,288	$(3,457)	$(3,829)
Tax benefit on restructuring of certain subsidiary legal entities	—	(3,111)	—
Nondeductible executive compensation	1,171	958	999
Other nondeductible expenses	455	684	557
Stock-based compensation	(42)	5	880
Different rates on earnings of foreign operations	812	63	(115)
Dividend taxes on unremitted earnings	561	874	980
U.S. tax on foreign earnings	1,121	378	—
Research and development credits	(476)	(649)	(1,093)
Change in valuation allowance	589	8,156	10,416
State tax expense (benefit), net	591	55	(1,302)
Other items, net	596	415	(200)
Total provision (benefit) for income taxes	$10,666	$4,371	$7,293
The provision for income taxes was $10.7 million for 2023 and primarily reflects income taxes associated with our international operations, including the impact from the geographic composition of our earnings, and was unfavorably impacted by losses in certain international jurisdictions in which we are unable to recognize a related tax benefit, partially offset by the benefit associated with a partial valuation allowance release to recognize a portion of previously unbenefited U.S. net operating losses. The provision for income taxes was $4.4 million for 2022, which includes an income tax benefit of $3.1 million related to the restructuring of certain subsidiary legal entities within Europe, as the undistributed earnings for an international subsidiary are no longer subject to certain taxes upon future distribution. The provision for income taxes in 2022 was unfavorably impacted as we are unable to recognize a tax benefit related to the $37.3 million of impairment charges. The provision for income taxes was $7.3 million for 2021, despite reporting a pretax loss for the period, and primarily reflects earnings from our international operations since we were unable to recognize the tax benefit from our U.S. losses as they may not be realized.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities consisted of the following at December 31:

(In thousands)	2023	2022
Deferred tax assets:
Net operating losses	$36,484	$35,430
Foreign tax credits	10,373	8,836
Accruals not currently deductible	4,873	2,989
Unrealized foreign exchange losses, net	5,157	5,353
Research and development credits	5,690	5,181
Stock-based compensation	1,723	1,359
Capitalized inventory costs	508	1,821
Capitalized research and development expenditures	7,110	4,342
Other	5,372	6,551
Total deferred tax assets	77,290	71,862
Valuation allowance	(49,197)	(47,280)
Total deferred tax assets, net of allowances	28,093	24,582
Deferred tax liabilities:
Accelerated depreciation and amortization	(27,071)	(24,099)
Tax on unremitted earnings	(6,208)	(5,656)
Other	(493)	(673)
Total deferred tax liabilities	(33,772)	(30,428)
Total net deferred tax liabilities	$(5,679)	$(5,846)

Noncurrent deferred tax assets	$2,628	$2,275
Noncurrent deferred tax liabilities	(8,307)	(8,121)
Net deferred tax liabilities	$(5,679)	$(5,846)

We have U.S. federal income tax net operating loss carryforwards (“NOLs”) of approximately $82.9 million available to reduce future U.S. taxable income, which do not expire. We also have state NOLs of approximately $228.5 million available to reduce future state taxable income, including approximately $167.5 million which do not expire and approximately $61.0 million which expire in varying amounts beginning in 2024 through 2043. Foreign NOLs of approximately $25.4 million are available to reduce future taxable income, some of which expire beginning in 2024. Effective January 1, 2022, certain research and development expenditures are now required under regulations enacted as part of the 2017 U.S. Tax Cuts and Jobs Act to be capitalized and amortized over five years, resulting in a $7.1 million and $4.3 million deferred tax asset at December 31, 2023 and 2022, respectively.
The realization of our net deferred tax assets is dependent on our ability to generate taxable income in future periods. At December 31, 2023 and 2022, we have recorded a valuation allowance in the amount of $49.2 million and $47.3 million, respectively, primarily related to certain U.S. federal, state, and foreign NOL carryforwards, as well as for foreign tax credits and research and development credits, which may not be realized.
We file income tax returns in the U.S. and several non-U.S. jurisdictions and are subject to examination in the various jurisdictions in which we file. We are no longer subject to income tax examinations for U.S. federal and substantially all state jurisdictions for years prior to 2019 and for substantially all foreign jurisdictions for years prior to 2008.
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

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the beginning and ending provision for uncertain tax positions is as follows:

(In thousands)	2023	2022	2021
Balance at January 1	$318	$485	$213
Additions (reductions) for tax positions of prior years	3	(8)	(6)
Additions (reductions) for tax positions of current year	20	—	306
Reductions for settlements with tax authorities	—	(93)	—
Reductions for lapse of statute of limitations	(94)	(66)	(28)
Balance at December 31	$247	$318	$485
Approximately $0.2 million of unrecognized tax benefits at December 31, 2023, if recognized, would favorably impact the effective tax rate.
We recognize accrued interest and penalties related to uncertain tax positions in operating expenses. The amount of interest and penalties was immaterial for all periods presented.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 10 — Capital Stock
Common Stock
Changes in outstanding common stock were as follows:

(In thousands of shares)	2023	2022	2021
Outstanding, beginning of year	111,452	109,331	107,588
Shares issued for exercise of options	—	—	—
Shares issued for time vested restricted stock (net of forfeitures)	129	1,918	1,368
Shares issued for employee stock purchase plan	88	203	375
Outstanding, end of year	111,669	111,452	109,331

Outstanding shares of common stock include shares held as treasury stock totaling 26,471,738, 21,751,232 and 16,981,147 as of December 31, 2023, 2022 and 2021, respectively.
Treasury Stock
Changes in treasury stock were as follows:

(In thousands of shares)	2023	2022	2021
Outstanding, beginning of year	21,751	16,981	16,781
Shares purchased under our Repurchase Program	6,523	4,438	—
Shares purchased for employee stock options, restricted stock and employee stock purchase plan	577	592	419
Shares reissued for employee stock options, restricted stock and employee stock purchase plan	(2,379)	(260)	(219)
Outstanding, end of year	26,472	21,751	16,981
During 2023, 2022 and 2021, we purchased shares surrendered in lieu of taxes upon vesting of restricted shares for an aggregate cost of $2.2 million, $2.7 million and $1.4 million, respectively.
Repurchase Program
In November 2018, our Board of Directors authorized a securities repurchase program available for repurchases of any combination of our common stock and our unsecured convertible senior notes, which matured in December 2021. In February 2023, our Board of Directors approved certain changes to the repurchase program as well as additional capacity to increase the total authorization then available to $50.0 million.
During 2023, we repurchased 6,522,797 shares of our common stock under our repurchase program for a total cost of $31.9 million. During 2022, we repurchased 4,437,885 shares of our common stock under our repurchase program for a total cost of $17.5 million.
As of December 31, 2023, we had $18.1 million of authorization remaining under the program. In February 2024, our Board of Directors replaced the existing program with a new repurchase program for repurchases of common stock up to $50.0 million.
Our repurchase program is available to purchase outstanding shares of our common stock in the open market or as otherwise determined by management, subject to certain limitations under the Amended ABL Facility and other factors. The repurchase program has no specific term. Future repurchases are expected to be funded from operating cash flows, available cash on hand, and borrowings under our Amended ABL Facility. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Preferred Stock
We are authorized to issue up to 1,000,000 shares of preferred stock, $0.01 par value. There were no outstanding shares of preferred stock as of December 31, 2023, 2022 or 2021.
Note 11 — Earnings Per Share
The following table presents the reconciliation of the numerator and denominator for calculating net income (loss) per share:

	Year Ended December 31,
(In thousands, except per share data)	2023	2022	2021
Numerator
Net income (loss) - basic and diluted	$14,516	$(20,834)	$(25,526)

Denominator
Weighted average common shares outstanding - basic	86,401	92,712	91,460
Dilutive effect of stock options and restricted stock awards	1,914	—	—
Weighted average common shares outstanding - diluted	88,315	92,712	91,460

Net income (loss) per common share
Basic	$0.17	$(0.22)	$(0.28)
Diluted	$0.16	$(0.22)	$(0.28)

We excluded the following weighted-average potential shares from the calculations of diluted net income (loss) per share during the applicable periods because their inclusion would have been anti-dilutive:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Stock options and restricted stock awards	785	5,545	5,754

For 2022 and 2021, we excluded all potentially dilutive stock options and restricted stock awards in calculating diluted earnings per share as the effect was anti-dilutive due to the net loss incurred for these periods. For 2021, the Convertible Notes, which matured in December 2021, did not impact the calculation of diluted earnings per share due to the net loss incurred for the period.
Note 12 — Stock-Based Compensation and Other Benefit Plans
The following describes stockholder approved plans utilized by us for the issuance of stock-based awards.
2014 Non-Employee Directors’ Restricted Stock Plan
In May 2014, our stockholders approved the 2014 Non-Employee Directors’ Restricted Stock Plan (“2014 Director Plan”) which authorizes grants of restricted stock to non-employee directors. Each restricted share granted to a non-employee director vests in full on the earlier of the day prior to the next annual meeting of stockholders following the grant date or the first anniversary of the grant. In May 2023, our stockholders approved an amendment increasing the number of shares authorized for issuance from 1.4 million to 2.0 million shares. At December 31, 2023, 0.5 million shares remained available for award under the 2014 Director Plan.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2015 Employee Equity Incentive Plan
In May 2015, our stockholders approved the 2015 Employee Equity Incentive Plan (“2015 Plan”) pursuant to which the Compensation Committee of our Board of Directors (“Compensation Committee”) may grant to key employees, including executive officers and other corporate and divisional employees, a variety of forms of equity-based compensation, including options to purchase shares of common stock, shares of restricted common stock, restricted stock units, stock appreciation rights, other stock-based awards, and performance-based awards. In May 2023, our stockholders approved an amendment increasing the number of shares authorized for issuance from 15.3 million to 16.5 million shares. At December 31, 2023, 2.5 million shares remained available for award under the 2015 Plan.
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
The following table summarizes activity for our outstanding stock options for the year ended December 31, 2023:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at beginning of period	1,432,738	$7.39
Granted	—	—
Exercised	(140,460)	4.32
Expired or canceled	(231,745)	10.52
Outstanding at end of period	1,060,533	$7.12	1.66	$1,210

Vested or expected to vest at end of period	1,060,533	$7.12	1.66	$1,210
Options exercisable at end of period	1,060,533	$7.12	1.66	$1,210
The total intrinsic value of options exercised was $0.4 million for the year ended December 31, 2023, and cash from options exercised totaled $0.6 million. For the year ended December 31, 2023, we recognized tax benefits resulting from the exercise of stock options totaling $0.1 million.
There was no compensation cost recognized for stock options during the years ended December 31, 2023, 2022, or 2021. There were no stock options exercised during 2022 or 2021.
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

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the activity for our outstanding time-vested restricted stock awards (granted to our Board of Directors) and restricted stock units (granted to employees) for the year ended December 31, 2023:

Nonvested Restricted Stock Awards (Time-Vesting)	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2023	260,339	$4.11
Granted	200,516	3.89
Vested	(260,339)	4.11
Forfeited	—	—
Nonvested at December 31, 2023	200,516	$3.89

Nonvested Restricted Stock Units (Time-Vesting)	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2023	4,379,277	$3.50
Granted	1,732,151	3.89
Vested	(2,073,683)	3.27
Forfeited	(673,915)	3.65
Nonvested at December 31, 2023	3,363,830	$3.82
Total compensation cost recognized for restricted stock awards and restricted stock units was $6.4 million, $6.7 million and $7.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. Total unrecognized compensation cost at December 31, 2023 related to restricted stock awards and restricted stock units was approximately $8.8 million which is expected to be recognized over the next 1.8 years. During the years ended December 31, 2023, 2022 and 2021, the total fair value of shares vested was $8.0 million, $9.4 million and $5.3 million, respectively. For the years ended December 31, 2023, 2022 and 2021, we recognized tax benefits resulting from the vesting of restricted stock awards and units of $1.8 million, $1.8 million and $1.1 million, respectively.
Cash-Based Awards
The Compensation Committee also approved the issuance of cash-based awards to certain executive officers during 2023, 2022 and 2021. The 2023 awards included a target value of $2.5 million of performance-based cash awards, the 2022 awards included a target value of $2.8 million of performance-based cash awards, and the 2021 awards included $1.4 million of time-based cash awards and a target value of $3.0 million of performance-based cash awards. The cash payout for each award ranges from 0% to 200% of target.
Of the $2.5 million aggregate target value of 2023 performance-based cash awards, $1.8 million will be settled based on the relative ranking of our total shareholder return (“TSR”) as compared to the TSR of our designated peer group and $0.7 million will be settled based on the consolidated return on net capital employed (“RONCE”), each measured over a three-year performance period. TSR performance for the 2023 grants will be determined based upon the Company’s and peer group’s average closing share price for the 30 calendar day period ending May 31, 2026, adjusted for dividends, as compared to the 30 calendar day period ending May 31, 2023. RONCE performance for the 2023 grants will be determined based upon the Company’s average three-year RONCE performance for the fiscal years ending December 31, 2023, 2024 and 2025.
The 2022 and 2021 performance-based cash awards will be settled based on the relative ranking of our TSR as compared to the TSR of our designated peer group over a three-year period ending May 31, 2025 and May 31, 2024, respectively.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The performance-based cash awards are accrued as a liability award over the performance period based on the estimated fair value. The fair value of the performance-based cash awards is remeasured each period using a Monte Carlo valuation model with changes in fair value recognized in the consolidated statement of operations.
Total compensation cost recognized for cash-based awards was $3.8 million, $3.4 million and $3.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, the total liability for cash-based awards was $6.7 million and $6.5 million, respectively.
Defined Contribution Plan
Substantially all of our U.S. employees are covered by a defined contribution plan (“401(k) Plan”). Employees may voluntarily contribute up to 50% of compensation, as defined in the 401(k) Plan. Participants’ contributions, up to 4% of compensation, are matched 100% by us, and the participants’ contributions, from 5% to 6% of compensation, are matched 50% by us. Effective January 1, 2023, Participant’s contributions up to 4% are matched 100% by us with contributions from 4% to 6% being matched 50%. In connection with the cost reduction programs implemented in early 2020, we temporarily eliminated our 401(k) matching contribution beginning in April 2020 through March 2021. Under the 401(k) Plan, our cash contributions were $3.2 million, $2.5 million and $2.2 million for 2023, 2022 and 2021, respectively.
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
•Fluids Systems — Our Fluids Systems segment provides drilling and completion fluids products and related technical services to customers for oil, natural gas, and geothermal projects primarily in North America and EMEA, as well as certain countries in Asia Pacific.
Over the past few years, our primary focus within the Fluids Systems segment has been the transformation into a more agile and simplified business focused on key markets, while monetizing assets in underperforming or sub-scale markets and reducing our invested capital, particularly in the U.S. In the fourth quarter of 2022, we exited two of our Fluids Systems business units, including our U.S.-based mineral grinding business as well as our Gulf of Mexico fluids operations. In 2023, we exited our stimulation chemicals product line, certain operations for offshore Australia and our Latin America operations in Chile. In June 2023, we announced that we engaged Lazard to assist us in a review of strategic alternatives for the long-term positioning of our Fluids Systems division, and in September 2023, we launched a formal sale process for substantially all the Fluids Systems business. See Note 2 for additional information.
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
•Industrial Blending — Our Industrial Blending segment began operations in 2020 and supported industrial end-markets, including the production of disinfectants and industrial cleaning products. We completed the wind down of the Industrial Blending business in the first quarter of 2022 and the sale of the industrial blending and warehouse facility and related equipment located in Conroe, Texas in the fourth quarter of 2022 (see Note 2 for additional information).

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summarized financial information for our reportable segments is shown in the following tables:

	Year Ended December 31,
(In thousands)	2023	2022	2021

Revenues
Fluids Systems	$541,952	$622,601	$420,789
Industrial Solutions	207,648	192,993	185,171
Industrial Blending	—	—	8,821
Total revenues	$749,600	$815,594	$614,781

Depreciation and amortization
Fluids Systems	$7,776	$13,875	$17,877
Industrial Solutions	21,108	21,653	19,304
Industrial Blending	—	678	1,095
Corporate office	2,488	2,404	3,949
Total depreciation and amortization	$31,372	$38,610	$42,225

Operating income (loss)
Fluids Systems	$11,857	$(15,566)	$(19,012)
Industrial Solutions	53,008	43,899	42,117
Industrial Blending	—	(8,002)	(2,384)
Corporate office	(31,235)	(29,365)	(29,546)
Total operating income (loss)	$33,630	$(9,034)	$(8,825)

Segment assets
Fluids Systems	$336,004	$420,039	$458,179
Industrial Solutions	264,024	247,611	247,531
Industrial Blending	—	—	20,139
Corporate office	42,308	47,225	27,037
Total segment assets	$642,336	$714,875	$752,886

Capital expenditures
Fluids Systems	$2,278	$3,906	$3,644
Industrial Solutions	26,205	23,569	15,311
Industrial Blending	—	230	2,091
Corporate office	749	568	747
Total capital expenditures	$29,232	$28,273	$21,793
The change in Fluids Systems segment assets in 2023 primarily reflects a decrease in working capital, while the 2022 change reflects the impact of the Excalibar divestiture (see Note 2 for additional information) and the transfer of our Katy, Texas technology center to the Corporate office, partially offset by an increase in working capital. The increase in Corporate office segment assets in 2022 related to the transition of our Katy, Texas technology center from the Fluids Systems segment to a multi-purpose facility housing both business headquarters and support personnel, as well as administrative offices for third-party lessees.

NEWPARK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Operating results for the Fluids Systems segment include the following charges. See Note 2 for additional information.

	Year Ended December 31,
(In thousands)	2023	2022	2021
Impairments and other charges	$6,356	$29,417	$—
Fluids sale process transaction expenses	619	—	—
Facility exit costs and other	4,594	1,000	2,399
Severance costs	1,172	398	1,329
Kenedy, Texas facility fire (insurance recovery)	—	—	(849)
Gain on divestitures	—	(971)	—
Fourchon, Louisiana hurricane-related costs	—	—	2,596
Total Fluids Systems impairments and other charges	$12,741	$29,844	$5,475
Industrial Blending operating results for 2022 includes a $7.9 million non-cash impairment charge related to the long-lived assets previously used in the now exited Industrial Blending business, as described in Note 2.
The following table presents further disaggregated revenues for the Fluids Systems segment:

	Year Ended December 31,
(In thousands)	2023	2022	2021
United States	$215,410	$355,435	$227,261
Canada	68,143	61,069	48,007
Total North America	283,553	416,504	275,268

EMEA	238,479	185,298	132,221
Other	19,920	20,799	13,300
Total International	258,399	206,097	145,521

Total Fluids Systems revenues	$541,952	$622,601	$420,789
The following table presents further disaggregated revenues for the Industrial Solutions segment:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Rental revenues	$83,400	$75,616	$68,455
Service revenues	66,554	58,685	49,920
Product sales revenues	57,694	58,692	66,796
Total Industrial Solutions revenues	$207,648	$192,993	$185,171

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

	Year Ended December 31,
(In thousands)	2023	2022	2021
Revenues
United States	$409,496	$535,335	$402,246
Canada	68,143	61,069	48,007
EMEA	252,041	198,391	151,228
Asia Pacific	18,086	15,722	7,629
Latin America	1,834	5,077	5,671
Total revenues	$749,600	$815,594	$614,781

Long-lived assets
United States	$249,216	$250,196	$318,839
Canada	1,043	1,215	1,209
EMEA	30,367	32,487	38,923
Asia Pacific	1,812	2,392	2,712
Latin America	46	344	375
Total long-lived assets	$282,484	$286,634	$362,058
For 2023, 2022 and 2021, no single customer accounted for more than 10% of our consolidated revenues.
Note 14 — Supplemental Cash Flow and Other Information
Supplemental disclosures to the statements of cash flows are presented below:

(in thousands)	2023	2022	2021
Cash paid (received) for:
Income taxes (net of refunds)	$8,939	$9,058	$6,912
Interest	$7,767	$5,945	$5,339
Cash, cash equivalents, and restricted cash in the consolidated statements of cash flows consisted of the following:

(in thousands)	2023	2022	2021
Cash and cash equivalents	$38,594	$23,182	$24,088
Restricted cash (included in other current assets)	307	1,879	5,401
Cash, cash equivalents, and restricted cash	$38,901	$25,061	$29,489
Accounts payable and accrued liabilities at December 31, 2023, 2022, and 2021, included accruals for capital expenditures of $1.6 million, $1.1 million, and $0.7 million, respectively.
Accrued liabilities at December 31, 2023 and 2022 included accruals for employee incentives and other compensation related expenses of $28.3 million and $25.2 million, respectively.

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
Other
We do not have any special purpose entities. At December 31, 2023, we had $39.8 million in outstanding letters of credit, performance bonds, and other guarantees for which certain of the letters of credit are collateralized by $0.3 million in restricted cash. We also enter into normal short-term operating leases for office and warehouse space, as well as certain operating equipment. None of these off-balance sheet arrangements either had, or is expected to have, a material effect on our financial statements.
We are self-insured for health claims, subject to certain “stop loss” insurance policies. Claims in excess of $250,000 per incident are insured by third-party insurers. Based on historical experience, we had accrued liabilities of $0.7 million for unpaid claims incurred at both December 31, 2023 and 2022. Substantially all of these estimated claims are expected to be paid within six months of their occurrence. In addition, we are self-insured for certain workers’ compensation, auto, and general liability claims up to a certain policy limit. Claims in excess of $750,000 are insured by third-party reinsurers. Based on historical experience, we had accrued liabilities of $1.7 million and $3.1 million for the uninsured portion of claims at December 31, 2023 and 2022, respectively.
We also maintain accrued liabilities for asset retirement obligations, which represent obligations associated with the retirement of tangible long-lived assets that result from the normal operation of the long-lived asset. Our asset retirement obligations primarily relate to required expenditures associated with owned and leased facilities. Upon settlement of the liability, a gain or loss for any difference between the settlement amount and the liability recorded is recognized. We had accrued asset retirement obligations of $1.2 million and $1.2 million at December 31, 2023 and 2022, respectively.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023, the end of the period covered by this annual report.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023 as required by the Securities and Exchange Act of 1934 Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in a report entitled “Internal Control — Integrated Framework (2013).” We concluded that based on our evaluation, our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Matthew S. Lanigan
Matthew S. Lanigan
Chief Executive Officer

/s/ Gregg S. Piontek
Gregg S. Piontek
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Newpark Resources, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Newpark Resources, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 23, 2024, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 23, 2024

ITEM 9B. Other Information
Insider Trading Arrangements
During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The information required by this Item is incorporated by reference to the “Executive Officers” and “Election of Directors” sections of the definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders.
Compliance with Section 16(a) of the Exchange Act
The information required by this Item, if applicable, is incorporated by reference to the “Delinquent Section 16(a) Reports” section of the definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders.
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
ITEM 11. Executive Compensation
The information required by this Item is incorporated by reference to the “Executive Compensation” section of the definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the “Ownership of Common Stock” and “Equity Compensation Plan Information” sections of the definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the “Related Person Transactions” and “Director Independence” sections of the definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders.

ITEM 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is Deloitte & Touche LLP, Houston, Texas, PCAOB ID No 34.
The information required by this Item is incorporated by reference to the “Independent Auditor” section of the definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders.

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

†10.2
Change in Control Agreement, dated as of April 22, 2016, between Newpark Resources, Inc. and Matthew S. Lanigan, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on July 29, 2016 (SEC File No. 001-02960).

†10.3
Employment Agreement, dated as of October 18, 2011, between Newpark Resources, Inc. and Gregg S. Piontek, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 21, 2011 (SEC File No. 001-02960).

†10.4
Amendment to Employment Agreement between Newpark Resources, Inc. and Gregg S. Piontek dated as of February 16, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 18, 2016 (SEC File No. 001-02960).

†*10.5	Change in Control Agreement, dated as of January 7, 2008, between Newpark Resources, Inc. and Gregg Piontek.
†*10.6	Amendment to Change in Control Agreement, dated as of March 7, 2011, between Newpark Resources, Inc. and Gregg Piontek.
†10.7
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

†10.9
Employment Agreement, dated as of October 11, 2019, between Newpark Resources, Inc. and David Paterson, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on October 31, 2019 (SEC File No. 001-02960).

†10.10
Change in Control Agreement, dated as of July 2, 2019, between Newpark Resources, Inc. and David Paterson, incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed on July 8, 2019 (SEC File No. 001-02960).

†10.11
Amendment to Employment Agreement and Change in Control Agreement dated April 6, 2020 between Newpark Resources, Inc. and David Paterson, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 8, 2020 (SEC File No. 001-02960).

†10.12
Amendment to Employment Agreement and Change in Control Agreement dated May 19, 2021 between Newpark Resources, Inc. and David Paterson, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 24, 2021 (SEC File No. 001-02960).

†10.13
Retirement and Restrictive Covenant Agreement and General Release dated August 17, 2021, between Newpark Resources, Inc. and Paul L. Howes, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 23, 2021 (SEC File No. 001-02960).

10.14	Form of Indemnification Agreement, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on July 25, 2014 (SEC File No. 001-02960).
10.15
Indemnification Agreement, dated June 7, 2006, between the registrant and Paul L. Howes, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2006 (SEC File No. 001-02960).

10.16
Amendment to the Indemnification Agreement between Newpark Resources, Inc. and Paul L. Howes dated September 11, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2007 (SEC File No. 001-02960).

10.17
Indemnification Agreement, dated October 26, 2011, between Gregg S. Piontek and Newpark Resources, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2011 (SEC File No. 001-02960).

†10.18
Newpark Resources, Inc. Amended and Restated Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 2, 2023 (SEC File No. 001-02960).

†10.19
Amendment No. 1 to the Newpark Resources, Inc. Amended and Restated Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 2, 2023 (SEC File No. 001-02960).

†10.20
Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009), incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on August 14, 2009 (SEC File No. 333-161378).

†10.21
Amendment No. 1 to the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009), incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).

†10.22
Form of Non-Qualified Stock Option Agreement under the Newpark Resources, Inc. 2006 Equity Incentive Plan (As Amended and Restated Effective June 10, 2009) (as amended), incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed on June 9, 2011 (SEC File No. 333-174807).

†10.23	Newpark Resources, Inc. 2010 Annual Cash Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2010 (SEC File No. 001-02960).
†10.24
Newpark Resources, Inc. Amended and Restated 2014 Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 2, 2023 (SEC File No. 001-02960).

†10.25
Form of Non-Employee Director Restricted Stock Agreement under the Newpark Resources, Inc. 2014 Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on August 2, 2023 (SEC File No. 001-02960).

†10.26
Newpark Resources, Inc. Second Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 2, 2023 (SEC File No. 001-02960).

†10.27
Form of Restricted Stock Agreement (time vested) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333-204403).

†10.28
Form of Restricted Stock Unit Agreement (performance-based) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333-204403).

†10.29
Form of Restricted Stock Unit Agreement (retirement eligible) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

†10.30
Form of Restricted Stock Unit Agreement (not retirement eligible) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

†10.31
Form of Restricted Stock Unit Agreement (international) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

†10.32
Form of Non-Qualified Stock Option Agreement (retirement eligible) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

†10.33
Form of Non-Qualified Stock Option Agreement (not retirement eligible) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

†10.34
Newpark Resources, Inc. Amended and Restated Long-Term Cash Incentive Plan, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on August 2, 2023 (SEC File No. 001-02960).

†10.35
Form of Performance-Based Cash Award Agreement under the Newpark Resources, Inc. Long-Term Cash Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 15, 2017 (SEC File No. 001-02960).

†10.36
Form of Performance-Based Cash Award Agreement under the Newpark Resources, Inc. Long-Term Cash Incentive Plan, incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q filed on July 31, 2019 (SEC File No. 001-02960).

†10.37	Form of Non-Employee Director Cash Award Agreement, incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q filed on August 4, 2020 (SEC File No. 001-02960).
†10.38
Newpark Resources, Inc. Retirement Policy for U.S. Employees, as amended, Approved and Adopted April 6, 2015, amended as of May 20, 2020, incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q filed on August 4, 2020 (SEC File No. 001-02960).

†10.39	Newpark Resources, Inc. U.S. Executive Severance Plan, incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on November 4, 2020 (SEC File No. 001-02960).
†10.40
Form of Participation Agreement under the Newpark Resources, Inc. U.S. Executive Severance Plan (Participants With Employment Agreements), incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 2, 2023 (SEC File No. 001-02960).

†10.41
Form of Participation Agreement under the Newpark Resources, Inc. U.S. Executive Severance Plan (Participants Without Employment Agreements), incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on August 2, 2023 (SEC File No. 001-02960).

†10.42
Newpark Resources, Inc. Change in Control Plan, incorporated by reference to Exhibit 10.75 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 26, 2021 (SEC File No. 001-02960).

10.43
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

10.44
Cooperation Agreement, by and between Newpark Resources, Inc., Bradley L. Radoff and The Radoff Family Foundation, dated February 17, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2022 (SEC File No. 001-02960).

*21.1	Subsidiaries of the Registrant.
*23.1	Consent of Independent Registered Public Accounting Firm.
*31.1	Certification of Matthew S. Lanigan pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Gregg S. Piontek pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Matthew S. Lanigan pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Gregg S. Piontek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*97	Newpark Resources, Inc. Clawback Policy
*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	Inline XBRL Schema Document
*101.CAL	Inline XBRL Calculation Linkbase Document
*101.LAB	Inline XBRL Label Linkbase Document
*101.PRE	Inline XBRL Presentation Linkbase Document
*101.DEF	Inline XBRL Definition Linkbase Document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: February 23, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Matthew S. Lanigan	Chief Executive Officer and Director	February 23, 2024
Matthew S. Lanigan	(Principal Executive Officer)

/s/ Gregg S. Piontek	Senior Vice President and Chief Financial Officer	February 23, 2024
Gregg S. Piontek	(Principal Financial Officer)

/s/ Douglas L. White	Vice President, Chief Accounting Officer and Treasurer	February 23, 2024
Douglas L. White	(Principal Accounting Officer)

/s/ Rose M. Robeson	Chairman of the Board	February 23, 2024
Rose M. Robeson

/s/ Roderick A. Larson	Director	February 23, 2024
Roderick A. Larson

/s/ Michael A. Lewis	Director	February 23, 2024
Michael A. Lewis

/s/ Claudia M. Meer	Director	February 23, 2024
Claudia M. Meer

/s/ John C. Mingé	Director	February 23, 2024
John C. Mingé

/s/ Donald W. Young	Director	February 23, 2024
Donald W. Young