Form 10-Q
period 2024-03-31
NEWPARK RESOURCES INC
filed 2024-05-03
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
    Yes ☐     No ☑
As of May 1, 2024, a total of 85,201,652 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED
MARCH 31, 2024

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
For further information regarding these and other factors, risks, and uncertainties that could cause actual results to differ, we refer you to the risk factors set forth in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

PART I     FINANCIAL INFORMATION
ITEM 1.    Financial Statements
Newpark Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$37,695	$38,594
Receivables, net of allowance of $4,853 and $4,751, respectively	169,723	168,457
Inventories	131,599	141,079
Prepaid expenses and other current assets	8,901	9,094
Total current assets	347,918	357,224

Property, plant and equipment, net	203,293	195,289
Operating lease assets	20,779	20,731
Goodwill	47,253	47,283
Other intangible assets, net	16,323	17,114
Deferred tax assets	3,271	2,628
Other assets	1,992	2,067
Total assets	$640,829	$642,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$16,433	$16,916
Accounts payable	68,370	70,087
Accrued liabilities	39,792	49,281
Total current liabilities	124,595	136,284

Long-term debt, less current portion	61,005	58,117
Noncurrent operating lease liabilities	17,479	17,404
Deferred tax liabilities	7,256	8,307
Other noncurrent liabilities	8,905	6,860
Total liabilities	219,240	226,972

Commitments and contingencies (Note 9)

Common stock, $0.01 par value (200,000,000 shares authorized and 111,669,464 and 111,669,464 shares issued, respectively)	1,117	1,117
Paid-in capital	641,061	639,645
Accumulated other comprehensive loss	(65,374)	(62,839)
Retained earnings	18,137	10,773
Treasury stock, at cost (26,467,812 and 26,471,738 shares, respectively)	(173,352)	(173,332)
Total stockholders’ equity	421,589	415,364
Total liabilities and stockholders’ equity	$640,829	$642,336

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2024	2023
Revenues	$169,107	$200,030
Cost of revenues	134,587	164,738
Selling, general and administrative expenses	24,344	25,410
Other operating (income) loss, net	(1,683)	(261)
Operating income	11,859	10,143

Foreign currency exchange (gain) loss	(31)	319
Interest expense, net	1,750	2,089
Income before income taxes	10,140	7,735

Provision for income taxes	2,847	2,115
Net income	$7,293	$5,620

Net income per common share - basic:	$0.09	$0.06
Net income per common share - diluted:	$0.08	$0.06

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2024	2023

Net income	$7,293	$5,620
Foreign currency translation adjustments (net of tax benefit of $81 and $10)	(2,535)	1,999
Comprehensive income	$4,758	$7,619

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In thousands)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2022	$1,115	$641,266	$(67,186)	$2,489	$(154,656)	$423,028
Net income	—	—	—	5,620	—	5,620
Employee stock options, restricted stock and employee stock purchase plan	—	—	—	—	(7)	(7)
Stock-based compensation expense	—	1,738	—	—	—	1,738
Treasury shares purchased at cost	—	—	—	—	(15,149)	(15,149)
Foreign currency translation, net of tax	—	—	1,999	—	—	1,999
Balance at March 31, 2023	$1,115	$643,004	$(65,187)	$8,109	$(169,812)	$417,229

Balance at December 31, 2023	$1,117	$639,645	$(62,839)	$10,773	$(173,332)	$415,364
Net income	—	—	—	7,293	—	7,293
Employee stock options, restricted stock and employee stock purchase plan	—	(79)	—	71	25	17
Stock-based compensation expense	—	1,495	—	—	—	1,495
Treasury shares purchased at cost	—	—	—	—	(45)	(45)
Foreign currency translation, net of tax	—	—	(2,535)	—	—	(2,535)
Balance at March 31, 2024	$1,117	$641,061	$(65,374)	$18,137	$(173,352)	$421,589

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$7,293	$5,620
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	7,411	7,895
Stock-based compensation expense	1,495	1,738
Provision for deferred income taxes	(1,551)	(726)
Credit loss expense	137	272
Gain on sale of assets	(390)	(554)
Gain on insurance recovery	(874)	—
Amortization of original issue discount and debt issuance costs	131	138
Change in assets and liabilities:
(Increase) decrease in receivables	(3,140)	27,287
(Increase) decrease in inventories	8,250	(3,870)
Decrease in other assets	39	1,098
Decrease in accounts payable	(306)	(1,233)
Decrease in accrued liabilities and other	(6,545)	(8,221)
Net cash provided by operating activities	11,950	29,444

Cash flows from investing activities:
Capital expenditures	(13,882)	(6,972)
Proceeds from divestitures	—	7,153
Proceeds from sale of property, plant and equipment	1,143	740
Net cash provided by (used in) investing activities	(12,739)	921

Cash flows from financing activities:
Borrowings on lines of credit	52,561	76,447
Payments on lines of credit	(48,633)	(90,212)
Purchases of treasury stock	—	(15,006)
Proceeds from employee stock plans	17	—
Other financing activities	(3,356)	(1,499)
Net cash provided by (used in) financing activities	589	(30,270)

Effect of exchange rate changes on cash	(761)	375

Net increase (decrease) in cash, cash equivalents, and restricted cash	(961)	470
Cash, cash equivalents, and restricted cash at beginning of period	38,901	25,061
Cash, cash equivalents, and restricted cash at end of period	$37,940	$25,531

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Basis of Presentation and Significant Accounting Policies
Newpark Resources, Inc. is a geographically diversified supplier providing environmentally-sensitive products, as well as rentals and services to customers across multiple industries. The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we collectively refer to as the “Company,” “we,” “our,” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission, and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. Our fiscal year end is December 31 and our first quarter represents the three-month period ended March 31. The results of operations for the first quarter of 2024 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise noted, all currency amounts are stated in U.S. dollars.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2024 and our results of operations and cash flows for the first quarter of 2024 and 2023. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2023 is derived from the audited consolidated financial statements at that date.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For further information, see Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2023.
We currently operate our business through two reportable segments: Fluids Systems and Industrial Solutions.
•Our Fluids Systems segment provides drilling and completion fluids products and related technical services to customers for oil, natural gas, and geothermal projects primarily in Europe, the Middle East and Africa (“EMEA”), North America, as well as certain countries in Asia Pacific.
Over the past few years, our primary focus within the Fluids Systems segment has been the transformation into a more agile and simplified business focused on key markets, while monetizing assets in underperforming or sub-scale markets and reducing our invested capital, particularly in the U.S. In 2023, we exited our stimulation chemicals product line, certain operations for offshore Australia and our operations in Chile. In September 2023, we launched a formal sale process for substantially all the Fluids Systems business. See Note 2 for additional information.
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

New Accounting Pronouncements
Standards Not Yet Adopted
Segment Reporting. In November 2023, the Financial Accounting Standards Board (“FASB”) issued new guidance which is intended to improve reportable segment disclosure requirements through enhanced disclosures. The amendments require disclosure of significant segment expenses regularly provided to the chief operating decision maker (CODM) as well as other segment items, extend certain annual disclosures to interim periods, clarify the applicability to single reportable segment entities, permit more than one measure of profit or loss to be reported under certain conditions, and require disclosure of the title and position of the CODM. This guidance will be effective for us for the year ending December 31, 2024. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.
Income Taxes: Improvements to Income Tax Disclosures. In December 2023, the FASB issued new guidance which is intended to enhance the transparency and decision usefulness of income tax disclosures. This guidance will be effective for us in the first quarter of 2025. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.
Note 2 – Divestitures and Other Exit Activities
We regularly review our global portfolio of business activities, evaluating changes in the outlook for our served markets and customer priorities, while identifying opportunities for value-creating options in our portfolio. As part of these reviews, we have taken the following strategic actions.
Review of Strategic Alternatives for Fluids Systems Business
We initiated a review of strategic alternatives for the long-term positioning of the Fluids Systems division in June 2023, and in September 2023, we launched a formal sale process for substantially all the Fluids Systems business as part of this strategic review.
The ongoing Fluids sale process did not meet the held for sale accounting criteria as of March 31, 2024, and as such, continued to be accounted for as held for use. As of March 31, 2024, the Fluids Systems business had approximately $226 million of net assets, including $35 million in cash, $14 million of debt, and $174 million of net working capital. In addition, as of March 31, 2024, the Fluids Systems business had approximately $62 million of accumulated translation losses, which would be reclassified as a charge to income upon a disposition or substantial liquidation of the associated entities.
Exit of Other Operations
In addition to the above, in 2023, we made the decision to exit our offshore Australia operations, as well as our stimulation chemicals product line. We expect to incur certain exit related costs in 2024 of approximately $1 million from the exit of our offshore Australia operations. In 2023, we also completed our customer contract in Chile and completed the substantial liquidation of our Chile subsidiary. The operating results for these now exited businesses were not material for the first quarter of 2024 or 2023.

Note 3 – Earnings Per Share
The following table presents the reconciliation of the numerator and denominator for calculating net income per share:

	First Quarter
(In thousands, except per share data)	2024	2023
Numerator
Net income - basic and diluted	$7,293	$5,620

Denominator
Weighted average common shares outstanding - basic	85,001	88,573
Dilutive effect of stock options and restricted stock awards	2,244	1,997
Weighted average common shares outstanding - diluted	87,245	90,570

Net income per common share
Basic	$0.09	$0.06
Diluted	$0.08	$0.06
We excluded the following weighted-average potential shares from the calculations of diluted net income per share during the applicable periods because their inclusion would have been anti-dilutive:

	First Quarter
(In thousands)	2024	2023
Stock options and restricted stock awards	494	737
Note 4 – Repurchase Program
In November 2018, our Board of Directors authorized a securities repurchase program available for repurchases of any combination of our common stock and our unsecured convertible senior notes, which matured in December 2021. In February 2024, our Board of Directors replaced the existing program with a new repurchase program for repurchases of common stock up to $50.0 million.
Our repurchase program authorizes us to purchase outstanding shares of our common stock in the open market or as otherwise determined by management, subject to certain limitations under the Amended ABL Facility (as defined in Note 7) and other factors. The repurchase program has no specific term. Repurchases are expected to be funded from borrowings under our Amended ABL Facility, operating cash flows, and available cash on hand. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. As of March 31, 2024, we had $50.0 million remaining under the program.
There were no shares of common stock repurchased under the repurchase program during the first quarter of 2024. During the first quarter of 2023, we repurchased an aggregate of 3.4 million shares of our common stock under the repurchase program for a total cost of $15.1 million.

Note 5 – Receivables
Receivables consisted of the following:

(In thousands)	March 31, 2024	December 31, 2023
Trade receivables:
Gross trade receivables	$164,962	$164,292
Allowance for credit losses	(4,853)	(4,751)
Net trade receivables	160,109	159,541
Income tax receivables	2,532	2,984
Other receivables	7,082	5,932
Total receivables, net	$169,723	$168,457
Other receivables included $4.2 million and $3.6 million for value added, goods and service taxes related to foreign jurisdictions as of March 31, 2024 and December 31, 2023, respectively. In addition, other receivables included an insurance receivable balance of $1.4 million as of March 31, 2024.
Changes in our allowance for credit losses were as follows:

	First Quarter
(In thousands)	2024	2023
Balance at beginning of period	$4,751	$4,817
Credit loss expense	137	272
Write-offs, net of recoveries	(35)	(89)
Balance at end of period	$4,853	$5,000
Note 6 – Inventories
Inventories consisted of the following:

(In thousands)	March 31, 2024	December 31, 2023
Raw materials:
Fluids Systems	$98,530	$104,227
Industrial Solutions	4,668	4,232
Total raw materials	103,198	108,459
Blended fluids systems components	17,142	18,246
Finished goods — mats	11,259	14,374
Total inventories	$131,599	$141,079
Raw materials for the Fluids Systems segment consist primarily of chemicals and other additives that are consumed in the production of our fluids systems. Raw materials for the Industrial Solutions segment consist primarily of resins and other materials used to manufacture composite mats, as well as materials that are consumed in providing spill containment and other services to our customers. Our blended fluids systems components consist of base fluids systems that have been either mixed internally at our blending facilities or purchased from third-party vendors. These base fluids systems require raw materials to be added, as needed to meet specified customer requirements.

Note 7 – Financing Arrangements and Fair Value of Financial Instruments
Financing arrangements consisted of the following:

	March 31, 2024			December 31, 2023
(In thousands)	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt
Amended ABL Facility	$48,000	$—	$48,000	$45,000	$—	$45,000
Foreign subsidiary facilities	11,670	—	11,670	11,394	—	11,394
Finance leases	11,251	—	11,251	9,899	—	9,899
U.K. term loan	5,302	(38)	5,264	5,793	(49)	5,744
Other debt	1,261	(8)	1,253	3,007	(11)	2,996
Total debt	77,484	(46)	77,438	75,093	(60)	75,033
Less: current portion	(16,433)	—	(16,433)	(16,916)	—	(16,916)
Long-term debt	$61,051	$(46)	$61,005	$58,177	$(60)	$58,117
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
As of March 31, 2024, our total availability under the Amended ABL Facility was $110.0 million, of which $48.0 million was drawn and $4.0 million was used for outstanding letters of credit, resulting in remaining availability of $58.0 million.
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
As of March 31, 2024, the applicable margin for borrowings under the Amended ABL Facility was 1.50% with respect to BSBY borrowings and 0.50% with respect to base rate borrowings. As of March 31, 2024, the weighted average interest rate for the Amended ABL Facility was 6.9% and the applicable commitment fee on the unused portion of the Amended ABL Facility was 0.375% per annum.
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
Other Financing Arrangements. Certain of our foreign subsidiaries maintain local credit arrangements consisting primarily of lines of credit or overdraft facilities which are generally renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. In addition, in April 2022, a U.K. subsidiary entered a £7.0 million term loan and a £2.0 million revolving credit facility. Both the term loan and revolving credit facility mature in April 2025 and bear interest at a rate of Sterling Overnight Index Average plus a margin of 3.25% per year. As of March 31, 2024, the interest rate for the U.K. facilities was 8.4%. The term loan is payable in quarterly installments of £350,000 plus interest beginning June 2022 and a £2.8 million payment due at maturity. We also maintain finance leases primarily related to transportation equipment. During the first quarter of 2024, we entered into $2.2 million of new finance lease liabilities in exchange for leased assets.
In addition, at March 31, 2024, we had $40.2 million in outstanding letters of credit, performance bonds, and other guarantees for which certain of the letters of credit are collateralized by $0.2 million in restricted cash.
Our financial instruments include cash and cash equivalents, receivables, payables, and debt. We believe the carrying values of these instruments approximated their fair values at March 31, 2024 and December 31, 2023.
Note 8 – Income Taxes
The provision for income taxes was $2.8 million for the first quarter of 2024, reflecting an effective tax rate of 28%, compared to income taxes of $2.1 million for the first quarter of 2023, reflecting an effective tax rate of 27%. The provision for income taxes for the first quarter of 2024 and 2023 primarily reflects income taxes associated with our international operations, as the tax provision associated with U.S. income is largely offset by the partial valuation allowance release associated with previously unbenefited U.S. net operating losses.

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
The first quarter of 2024 includes a $0.9 million gain related to the final insurance settlement associated with Hurricane Ida in August 2021, as well as a $0.6 million gain related to a legal settlement.
Note 10 – Supplemental Disclosures to the Statements of Cash Flows
Supplemental disclosures to the consolidated statements of cash flows are presented below:

	First Quarter
(In thousands)	2024	2023
Cash paid for:
Income taxes (net of refunds)	$2,960	$2,261
Interest	$1,615	$1,998
Cash, cash equivalents, and restricted cash in the consolidated statements of cash flows consisted of the following:

(In thousands)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$37,695	$38,594
Restricted cash (included in prepaid expenses and other current assets)	245	307
Cash, cash equivalents, and restricted cash	$37,940	$38,901

Note 11 – Segment Data
Summarized operating results for our reportable segments are shown in the following table (net of inter-segment transfers):

	First Quarter
(In thousands)	2024	2023
Revenues
Fluids Systems	$120,140	$144,174
Industrial Solutions	48,967	55,856
Total revenues	$169,107	$200,030

Operating income (loss)
Fluids Systems	$6,836	$3,466
Industrial Solutions	12,936	14,483
Corporate office	(7,913)	(7,806)
Total operating income	$11,859	$10,143
Operating results shown above include the following items:

	First Quarter
(In thousands)	2024	2023
Fluids sale process transaction expenses	$313	$—
Gain on insurance recovery	(807)	—
Facility exit costs and other, net	—	2,292
Severance costs	515	955
Total Fluids Systems	21	3,247
Gain on insurance recovery	(67)	—
Gain on legal settlement	(550)	—
Severance costs	518	—
Total Industrial Solutions	(99)	—
Fluids sale process transaction expenses	1,943	—
Severance costs	114	—
Total Corporate office	2,057	—

Total	$1,979	$3,247

The following table presents further disaggregated revenues for the Fluids Systems segment:

	First Quarter
(In thousands)	2024	2023
United States	$30,477	$68,898
Canada	21,223	19,365
Total North America	51,700	88,263

EMEA	62,555	52,577
Other	5,885	3,334
Total International	68,440	55,911

Total Fluids Systems revenues	$120,140	$144,174
The following table presents further disaggregated revenues for the Industrial Solutions segment:

	First Quarter
(In thousands)	2024	2023
Rental revenues	$21,232	$21,131
Service revenues	13,949	15,229
Product sales revenues	13,786	19,496
Total Industrial Solutions revenues	$48,967	$55,856

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition, results of operations, liquidity, and capital resources should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2023. Our first quarter represents the three-month period ended March 31. Unless otherwise noted, all currency amounts are stated in U.S. dollars. The reference to a “Note” herein refers to the accompanying Notes to Unaudited Condensed Consolidated Financial Statements contained in Item 1 “Financial Statements.”
Business Overview
Newpark Resources, Inc. (the “Company,” “we,” “our,” or “us”) is a geographically diversified supplier providing environmentally-sensitive products, as well as rentals and services to customers across multiple industries. We currently operate our business through two reportable segments: Industrial Solutions and Fluids Systems, as described further below.
Over much of the past decade, while the Fluids Systems segment has been the primary driver of revenues, the Industrial Solutions segment has been the primary driver of operating income, cash flows, and financial returns. Consequently, our growth investments in recent years have been heavily concentrated in the Industrial Solutions segment. The relative revenues, operating income, and capital expenditures for the Industrial Solutions and Fluids Systems segments for the first quarter of 2024 are as follows (amounts in millions):

* See Note 11 for certain items included in the Fluids Systems and Industrial Solutions segment operating results.
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

2024 Priorities
The following priorities have been established for 2024:
•Accelerate Industrial Solutions Growth – We plan to continue to prioritize investment capital in the growth of our Industrial Solutions business, where over the past several years, we have seen the strong market adoption of our specialty rental products and differentiated service offering. During the first quarter of 2024, approximately 95% of our capital expenditures were directed to the Industrial Solutions segment.
•Drive Operational Efficiency – We plan to maintain our focus on efficiency improvements and operating cost optimization across every aspect of our global footprint. With a simplified business model and enhanced focus on balance sheet optimization, we seek to improve returns and consistency in cash flow generation. In addition, we continue to evaluate and execute actions intended to streamline the organization and our cost structure, driving improvements in profitability. During the first quarter of 2024, we continued to take actions to streamline our overhead structure across both segments and the corporate office, generating approximately $3 million in annual cost savings, while incurring $1.1 million of severance costs.
•Prioritize Return of Capital – We are committed to maintaining a strong balance sheet, using excess cash generation to reduce our debt and return value to our shareholders. In February 2024, our Board of Directors replaced our existing share repurchase program with a new program for repurchases of common stock up to $50.0 million.
Segment Overview
Industrial Solutions – Our Industrial Solutions segment, which generated 29% of our consolidated revenues and 65% of our segment-level operating income for the first quarter of 2024, provides temporary worksite access solutions, including the rental of our manufactured recyclable composite matting systems, along with related site construction and services to customers in various markets including power transmission, E&P, pipeline, renewable energy, petrochemical, construction and other industries, primarily in the United States and United Kingdom. We also sell our manufactured recyclable composite mats to customers around the world, with power transmission being the primary end-market.
The expansion of our business within the power transmission and other industrial markets remains a strategic priority for us due to the relative stability of such markets compared to E&P, as well as the magnitude of growth opportunity in these markets, including the potential positive impact from the energy transition and future legislation and regulations related to greenhouse gas emissions and climate change. We expect customer activity, particularly in the power transmission sector, will remain robust in the coming years, driven in part by the impacts of the U.S. energy transition and the increasing investment in grid reliance initiatives.
Fluids Systems – Our Fluids Systems segment, which generated 71% of our consolidated revenues and 35% of our segment-level operating income for the first quarter of 2024, provides drilling and completion fluids products and related technical services to customers for oil, natural gas, and geothermal projects primarily in EMEA and North America, as well as certain countries in Asia Pacific. Over the past few years, our primary focus within Fluids Systems has been the transformation into a more agile and simplified business focused on key markets, while monetizing assets in underperforming or sub-scale markets and reducing our invested capital to drive improvements in segment profitability and returns.
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

Rig count data remains the most widely accepted indicator of drilling activity. Average North American rig count data for the first quarter of 2024 and 2023 is as follows:

	First Quarter		2024 vs 2023
	2024	2023	Count	%
U.S. Rig Count	623	760	(137)	(18)%
Canada Rig Count	208	221	(13)	(6)%
North America Rig Count	831	981	(150)	(15)%
_______________________________________________________
Source: Baker Hughes Company
In 2023, market activity in the U.S. steadily declined, ending the year at 622 active rigs, down 20% from the end of 2022. Despite recent strength in oil prices, the 2024 outlook for U.S. market activity generally remains below the 2023 average level, as many of our customers maintain strong capital discipline and prioritize cash flow generation over growth.
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
Review of Strategic Alternatives for Fluids Systems Business
As described above, we launched a formal sale process for substantially all the Fluids Systems business in September 2023. The ongoing Fluids sale process did not meet the held for sale accounting criteria as of March 31, 2024, and as such, continued to be accounted for as held for use. As of March 31, 2024, the Fluids Systems business had approximately $226 million of net assets, including $35 million in cash, $14 million of debt, and $174 million of net working capital. In addition, as of March 31, 2024, the Fluids Systems business had approximately $62 million of accumulated translation losses, which would be reclassified as a charge to income upon a disposition or substantial liquidation of the associated entities.
As we continue to evaluate strategic alternatives for our Fluids Systems portfolio, we may incur future charges, including a loss on a potential transaction related to these efforts or potential asset impairments, which may negatively impact our future results.
Exit of Other Operations
In addition to the above, in 2023, we made the decision to exit our offshore Australia operations, as well as our stimulation chemicals product line. We expect to incur certain exit related costs in 2024 of approximately $1 million from the exit of our offshore Australia operations. In 2023, we also completed our customer contract in Chile and completed the substantial liquidation of our Chile subsidiary. The operating results for these now exited businesses were not material for the first quarter of 2024 or 2023.

First Quarter of 2024 Compared to First Quarter of 2023
Consolidated Results of Operations
Summarized results of operations for the first quarter of 2024 compared to the first quarter of 2023 are as follows:

	First Quarter		2024 vs 2023
(In thousands)	2024	2023	$	%
Revenues	$169,107	$200,030	$(30,923)	(15)%
Cost of revenues	134,587	164,738	(30,151)	(18)%
Selling, general and administrative expenses	24,344	25,410	(1,066)	(4)%
Other operating (income) loss, net	(1,683)	(261)	(1,422)	NM
Operating income	11,859	10,143	1,716	17%

Foreign currency exchange (gain) loss	(31)	319	(350)	NM
Interest expense, net	1,750	2,089	(339)	(16)%
Income before income taxes	10,140	7,735	2,405	31%

Provision for income taxes	2,847	2,115	732	35%
Net income	$7,293	$5,620	$1,673	30%
Revenues
Revenues decreased 15% to $169.1 million for the first quarter of 2024, compared to $200.0 million for the first quarter of 2023. This $30.9 million decrease in revenues includes a $43.5 million (31%) decrease in North America, comprised of a $36.6 million decrease in the Fluids Systems segment and a $6.9 million decrease in the Industrial Solutions segment. In our Fluids Systems segment, revenues from our North America operations decreased primarily due to the effect of lower U.S. market share and reduced U.S. market activity. In our Industrial Solutions segment, revenues from our North America operations decreased primarily due to lower product sales, which typically fluctuate based on the timing of customer projects and orders. Revenues from our international operations increased by $12.6 million (21%), driven by higher Fluids Systems activity in Europe and Africa. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues decreased 18% to $134.6 million for the first quarter of 2024, compared to $164.7 million for the first quarter of 2023. This $30.2 million decrease in cost of revenues was primarily driven by the 15% decrease in revenues described above, as well as the impact of segment revenue mix, with Industrial Solutions representing a higher proportion of revenues for the first quarter of 2024, as compared to the prior year.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $1.1 million to $24.3 million for the first quarter of 2024, compared to $25.4 million for the first quarter of 2023. This decrease was primarily driven by lower personnel expense resulting from efforts to streamline the overhead structure partially offset by higher strategic planning project costs. The first quarter of 2024 includes $2.2 million related to the Fluids sale process while the first quarter of 2023 included $0.9 million primarily related to strategic planning and an organizational design project. Selling, general and administrative expenses as a percentage of revenues was 14.4% for the first quarter of 2024 compared to 12.7% for the first quarter of 2023.
Other operating (income) loss, net
The first quarter of 2024 includes a $0.9 million gain related to the final insurance settlement associated with Hurricane Ida in August 2021, which caused damage to our facilities in Fourchon, Louisiana, as well as a $0.6 million gain related to a legal settlement in the Industrial Solutions segment. Other operating (income) loss, net, also includes gains and losses on sales of assets.

Foreign currency exchange
Foreign currency exchange was minimal for the first quarter of 2024 and 2023, and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.
Interest expense, net
Interest expense was $1.8 million for the first quarter of 2024 compared to $2.1 million for the first quarter of 2023. The decrease in interest expense is primarily due to a decrease in average debt outstanding.
Provision for income taxes
The provision for income taxes was $2.8 million for the first quarter of 2024, reflecting an effective tax rate of 28%, compared to income taxes of $2.1 million for the first quarter of 2023, reflecting an effective tax rate of 27%. The provision for income taxes for the first quarter of 2024 and 2023 primarily reflects income taxes associated with our international operations, as the tax provision associated with U.S. income is largely offset by the partial valuation allowance release associated with previously unbenefited U.S. net operating losses.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Quarter		2024 vs 2023
(In thousands)	2024	2023	$	%
Revenues
Fluids Systems	$120,140	$144,174	$(24,034)	(17)%
Industrial Solutions	48,967	55,856	(6,889)	(12)%
Total revenues	$169,107	$200,030	$(30,923)	(15)%

Operating income (loss)
Fluids Systems	$6,836	$3,466	$3,370
Industrial Solutions	12,936	14,483	(1,547)
Corporate office	(7,913)	(7,806)	(107)
Total operating income	$11,859	$10,143	$1,716

Segment operating margin
Fluids Systems	5.7%	2.4%
Industrial Solutions	26.4%	25.9%
Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	First Quarter		2024 vs 2023
(In thousands)	2024	2023	$	%
United States	$30,477	$68,898	$(38,421)	(56)%
Canada	21,223	19,365	1,858	10%
Total North America	51,700	88,263	(36,563)	(41)%

EMEA	62,555	52,577	9,978	19%
Other	5,885	3,334	2,551	77%
Total International	68,440	55,911	12,529	22%

Total Fluids Systems revenues	$120,140	$144,174	$(24,034)	(17)%
North America revenues decreased 41% to $51.7 million for the first quarter of 2024, compared to $88.3 million for the first quarter of 2023, primarily related to a decline in U.S. land as a result of lower market share and reduced market activity. Canada revenues increased $1.9 million driven primarily by elevated product consumption per rig and a slight increase in market share, which typically fluctuates based on customer mix and timing of projects.
International revenues increased 22% to $68.4 million for the first quarter of 2024, compared to $55.9 million for the first quarter of 2023. The increase was primarily driven by higher customer activity and elevated product consumption per rig in Europe and Africa.

Operating income
The Fluids Systems segment generated operating income of $6.8 million for the first quarter of 2024 compared to $3.5 million for the first quarter of 2023. The improvement in operating income despite the lower revenues primarily reflects the combined effects of improved regional mix (higher international revenues, lower U.S. revenues) and improvements in customer pricing, particularly within the international markets, as well as cost reductions within the U.S. business. In addition, the first quarter of 2024 segment operating income includes $0.8 million in severance costs and transaction expenses related to the ongoing Fluids Systems segment sale process offset by a $0.8 million gain on insurance recovery, while the first quarter of 2023 segment operating income included $3.2 million in charges primarily related to facility exit and severance costs.
Industrial Solutions
Revenues
Total revenues for this segment consisted of the following:

	First Quarter		2024 vs 2023
(In thousands)	2024	2023	$	%
Rental and service revenues	$35,181	$36,360	$(1,179)	(3)%
Product sales revenues	13,786	19,496	(5,710)	(29)%
Total Industrial Solutions revenues	$48,967	$55,856	$(6,889)	(12)%
Rental and service revenues decreased for the first quarter of 2024, reflecting a decline in service revenues, primarily driven by the impact of timing of certain customer projects, partially offset by a slight increase in rental revenues, driven primarily by higher volume. Product sales revenues decreased for the first quarter of 2024, and typically fluctuate based on the timing of customer projects and orders.
Operating income
The Industrial Solutions segment generated operating income of $12.9 million for the first quarter of 2024 compared to $14.5 million for the first quarter of 2023, the decrease being primarily attributable to the lower revenues, partially offset by higher profitability driven by efficiencies in rental and service activities as well as manufacturing.
Corporate Office
Corporate office expenses increased $0.1 million to $7.9 million for the first quarter of 2024, compared to $7.8 million for the first quarter of 2023. This slight increase was primarily driven by higher strategic planning project costs, as the first quarter of 2024 included $1.9 million related to the Fluids sale process while the first quarter of 2023 included $0.9 million primarily related to strategic planning and an organizational design project, substantially offset by lower personnel expense resulting from efforts to streamline the overhead structure.

Liquidity and Capital Resources
Net cash provided by operating activities was $12.0 million for the first quarter of 2024 compared to $29.4 million for the first quarter of 2023. During the first quarter of 2024, net income adjusted for non-cash items provided cash of $13.7 million while changes in working capital used cash of $1.7 million. Operating cash flow for the first quarter of 2023 benefited from approximately $13 million related to the wind down of working capital associated with certain fourth quarter 2022 divestiture transactions.
Net cash used in investing activities was $12.7 million for the first quarter of 2024, including $13.9 million in capital expenditures partially offset by $1.1 million in proceeds from the sale of assets, which includes the sale of used mats from our Industrial Solutions rental fleet. The substantial majority of our capital expenditures for the first quarter of 2024 were directed to expanding our Industrial Solutions segment rental fleet.
Net cash provided by financing activities was $0.6 million for the first quarter of 2024, and primarily relates to net borrowings on our Amended ABL Facility and other financing arrangements.
Substantially all of our $37.7 million of cash on hand at March 31, 2024 resides in our international subsidiaries. We primarily manage our liquidity utilizing availability under our Amended ABL Facility and other existing financing arrangements. Under our Amended ABL Facility, we manage daily cash requirements by utilizing borrowings or repayments under this revolving credit facility, while maintaining minimal cash on hand in the U.S.
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
We anticipate that our near-term working capital requirements for our operations will generally fluctuate directionally with revenues. We expect capital expenditures in 2024 to be approximately $30 million to $40 million, with spending heavily focused on the expansion of our mat rental fleet. We also expect to return value to our shareholders, utilizing excess cash generation to fund additional share repurchases. In addition, if we are successful in completing the process to substantially exit the Fluids Systems business, we anticipate the proceeds to be used to repay a significant portion of our existing outstanding debt, providing additional liquidity to fund our long-term strategic initiatives.
Our capitalization is as follows:

(In thousands)	March 31, 2024	December 31, 2023
Amended ABL Facility	48,000	45,000
Other debt	29,484	30,093
Unamortized discount and debt issuance costs	(46)	(60)
Total debt	$77,438	$75,033

Stockholders’ equity	421,589	415,364
Total capitalization	$499,027	$490,397

Total debt to capitalization	15.5%	15.3%
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
As of March 31, 2024, our total availability under the Amended ABL Facility was $110.0 million, of which $48.0 million was drawn and $4.0 million was used for outstanding letters of credit, resulting in remaining availability of $58.0 million.
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
As of March 31, 2024, the applicable margin for borrowings under the Amended ABL Facility was 1.50% with respect to BSBY borrowings and 0.50% with respect to base rate borrowings. As of March 31, 2024, the weighted average interest rate for the Amended ABL Facility was 6.9% and the applicable commitment fee on the unused portion of the Amended ABL Facility was 0.375% per annum.
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
Other Financing Arrangements. Certain of our foreign subsidiaries maintain local credit arrangements consisting primarily of lines of credit or overdraft facilities which are generally renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. In addition, in April 2022, a U.K. subsidiary entered a £7.0 million term loan and a £2.0 million revolving credit facility. Both the term loan and revolving credit facility mature in April 2025 and bear interest at a rate of Sterling Overnight Index Average plus a margin of 3.25% per year. As of March 31, 2024, the interest rate for the U.K. facilities was 8.4%. The term loan is payable in quarterly installments of £350,000 plus interest beginning June 2022 and a £2.8 million payment due at maturity. We also maintain finance leases primarily related to transportation equipment. During the first quarter of 2024, we entered into $2.2 million of new finance lease liabilities in exchange for leased assets.
In addition, at March 31, 2024, we had $40.2 million in outstanding letters of credit, performance bonds, and other guarantees for which certain of the letters of credit are collateralized by $0.2 million in restricted cash.

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
For additional discussion of our critical accounting estimates and policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023. Our critical accounting estimates and policies have not materially changed since December 31, 2023.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates and changes in foreign currency exchange rates. A discussion of our primary market risk exposure in financial instruments is presented below.
Interest Rate Risk
At March 31, 2024, we had total principal amounts outstanding under financing arrangements of $77.5 million, including $48.0 million of borrowings under our Amended ABL Facility, $6.9 million of borrowings under a U.K. term loan and credit facility, and $3.8 million under certain other international credit facilities, which are subject to variable interest rates as determined by the respective debt agreements. The weighted average interest rates at March 31, 2024 for the Amended ABL Facility, U.K. debt, and other international credit facilities was 6.9%, 8.4%, and 8.5%, respectively. Based on the balance of variable rate debt at March 31, 2024, a 100 basis-point increase in short-term interest rates would have increased annual pre-tax interest expense by $0.6 million.
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
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report in accordance with Rules 13a-15 and 15d-15 under the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024, the end of the period covered by this quarterly report.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    Risk Factors
There have been no material changes during the period ended March 31, 2024 to our “Risk Factors” as discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
a)Not applicable
b)Not applicable
c)The following table details our repurchases of shares of our common stock for the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs ($ in Millions)
January 2024	—	$—	—	$18.1
February 2024	—	$—	—	$50.0
March 2024	—	$—	—	$50.0
Total	—		—
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
There were no shares of common stock repurchased under the repurchase program during the first quarter of 2024. As of March 31, 2024, we had $50.0 million remaining under the program.
During the three months ended March 31, 2024, there were no shares surrendered in lieu of taxes under vesting of restricted shares.
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
Insider Trading Arrangements
During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.    Exhibits
The exhibits listed are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

†*10.1	Newpark Resources, Inc. Amended and Restated Annual Cash Incentive Plan
†*10.2	Newpark Resources, Inc. U.S. Executive Severance Plan (As amended and restated effective February 20, 2024)
†*10.3	Newpark Resources, Inc. Change in Control Plan (As amended and restated effective February 20, 2024)
*31.1	Certification of Matthew S. Lanigan pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Gregg S. Piontek pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of Matthew S. Lanigan pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of Gregg S. Piontek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*101.SCH	Inline XBRL Schema Document
*101.CAL	Inline XBRL Calculation Linkbase Document
*101.DEF	Inline XBRL Definition Linkbase Document
*101.LAB	Inline XBRL Label Linkbase Document
*101.PRE	Inline XBRL Presentation Linkbase Document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
† Management compensation plan or agreement.
*     Filed herewith.
**   Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2024

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