Form 10-Q
period 2024-06-30
NEWPARK RESOURCES INC
filed 2024-08-06
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
    Yes ☐     No ☑
As of August 2, 2024, a total of 86,465,506 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2024

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

PART I     FINANCIAL INFORMATION
ITEM 1.    Financial Statements
Newpark Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$35,087	$38,594
Receivables, net of allowance of $5,510 and $4,751, respectively	158,834	168,457
Inventories	127,421	141,079
Prepaid expenses and other current assets	10,284	9,094
Total current assets	331,626	357,224

Property, plant and equipment, net	205,076	195,289
Operating lease assets	19,555	20,731
Goodwill	47,259	47,283
Other intangible assets, net	15,580	17,114
Deferred tax assets	3,553	2,628
Other assets	2,151	2,067
Total assets	$624,800	$642,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$17,591	$16,916
Accounts payable	69,153	70,087
Accrued liabilities	40,162	49,281
Total current liabilities	126,906	136,284

Long-term debt, less current portion	40,392	58,117
Noncurrent operating lease liabilities	16,587	17,404
Deferred tax liabilities	6,843	8,307
Other noncurrent liabilities	7,463	6,860
Total liabilities	198,191	226,972

Commitments and contingencies (Note 10)

Common stock, $0.01 par value (200,000,000 shares authorized and 111,669,464 and 111,669,464 shares issued, respectively)	1,117	1,117
Paid-in capital	631,497	639,645
Accumulated other comprehensive loss	(66,084)	(62,839)
Retained earnings	26,137	10,773
Treasury stock, at cost (25,202,455 and 26,471,738 shares, respectively)	(166,058)	(173,332)
Total stockholders’ equity	426,609	415,364
Total liabilities and stockholders’ equity	$624,800	$642,336

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2024	2023	2024	2023
Revenues	$179,009	$183,256	$348,116	$383,286
Cost of revenues	140,084	150,170	274,671	314,908
Selling, general and administrative expenses	26,381	25,576	50,725	50,986
Other operating (income) loss, net	(755)	(1,184)	(2,438)	(1,445)
Impairments and other charges	—	2,816	—	2,816
Operating income	13,299	5,878	25,158	16,021

Foreign currency exchange (gain) loss	128	(102)	97	217
Interest expense, net	1,796	2,146	3,546	4,235
Income before income taxes	11,375	3,834	21,515	11,569

Provision for income taxes	3,335	2,132	6,182	4,247
Net income	$8,040	$1,702	$15,333	$7,322

Net income per common share - basic:	$0.09	$0.02	$0.18	$0.08
Net income per common share - diluted:	$0.09	$0.02	$0.18	$0.08

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023

Net income	$8,040	$1,702	$15,333	$7,322

Foreign currency translation adjustments, net of tax benefit (expense) of $30, $(128), $111, $(118)	(710)	303	(3,245)	2,302

Comprehensive income	$7,330	$2,005	$12,088	$9,624

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In thousands)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total
Balance at March 31, 2024	$1,117	$641,061	$(65,374)	$18,137	$(173,352)	$421,589
Net income	—	—	—	8,040	—	8,040
Employee stock options, restricted stock and employee stock purchase plan	—	(11,191)	—	(40)	7,294	(3,937)
Stock-based compensation expense	—	1,627	—	—	—	1,627
Treasury shares purchased at cost	—	—	—	—	—	—
Foreign currency translation, net of tax	—	—	(710)	—	—	(710)
Balance at June 30, 2024	$1,117	$631,497	$(66,084)	$26,137	$(166,058)	$426,609

Balance at March 31, 2023	$1,115	$643,004	$(65,187)	$8,109	$(169,812)	$417,229
Net income	—	—	—	1,702	—	1,702
Employee stock options, restricted stock and employee stock purchase plan	2	(7,129)	—	(5,908)	11,374	(1,661)
Stock-based compensation expense	—	1,560	—	—	—	1,560
Treasury shares purchased at cost	—	—	—	—	(5,000)	(5,000)
Foreign currency translation, net of tax	—	—	303	—	—	303
Balance at June 30, 2023	$1,117	$637,435	$(64,884)	$3,903	$(163,438)	$414,133

Balance at December 31, 2023	$1,117	$639,645	$(62,839)	$10,773	$(173,332)	$415,364
Net income	—	—	—	15,333	—	15,333
Employee stock options, restricted stock and employee stock purchase plan	—	(11,270)	—	31	7,319	(3,920)
Stock-based compensation expense	—	3,122	—	—	—	3,122
Treasury shares purchased at cost	—	—	—	—	(45)	(45)
Foreign currency translation, net of tax	—	—	(3,245)	—	—	(3,245)
Balance at June 30, 2024	$1,117	$631,497	$(66,084)	$26,137	$(166,058)	$426,609

Balance at December 31, 2022	$1,115	$641,266	$(67,186)	$2,489	$(154,656)	$423,028
Net income	—	—	—	7,322	—	7,322
Employee stock options, restricted stock and employee stock purchase plan	2	(7,129)	—	(5,908)	11,367	(1,668)
Stock-based compensation expense	—	3,298	—	—	—	3,298
Treasury shares purchased at cost	—	—	—	—	(20,149)	(20,149)
Foreign currency translation, net of tax	—	—	2,302	—	—	2,302
Balance at June 30, 2023	$1,117	$637,435	$(64,884)	$3,903	$(163,438)	$414,133

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$15,333	$7,322
Adjustments to reconcile net income to net cash provided by operations:
Impairments and other non-cash charges	—	2,816
Depreciation and amortization	14,835	15,803
Stock-based compensation expense	3,122	3,298
Provision for deferred income taxes	(2,196)	(916)
Credit loss expense	1,040	464
Gain on sale of assets	(1,049)	(1,649)
Gain on insurance recovery	(874)	—
Amortization of original issue discount and debt issuance costs	260	274
Change in assets and liabilities:
Decrease in receivables	4,369	39,324
(Increase) decrease in inventories	12,158	(3,440)
Increase in other assets	(1,524)	(3,187)
Increase (decrease) in accounts payable	647	(14,453)
Decrease in accrued liabilities and other	(6,590)	(8,808)
Net cash provided by operating activities	39,531	36,848

Cash flows from investing activities:
Capital expenditures	(20,468)	(15,347)
Proceeds from divestitures	—	18,086
Proceeds from sale of property, plant and equipment	2,042	2,304
Proceeds from insurance property claim	1,385	—
Net cash provided by (used in) investing activities	(17,041)	5,043

Cash flows from financing activities:
Borrowings on lines of credit	87,444	149,253
Payments on lines of credit	(101,077)	(167,435)
Purchases of treasury stock	(4,332)	(21,966)
Proceeds from employee stock plans	17	—
Other financing activities	(7,040)	(2,864)
Net cash used in financing activities	(24,988)	(43,012)

Effect of exchange rate changes on cash	(961)	332

Net decrease in cash, cash equivalents, and restricted cash	(3,459)	(789)
Cash, cash equivalents, and restricted cash at beginning of period	38,901	25,061
Cash, cash equivalents, and restricted cash at end of period	$35,442	$24,272

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Significant Accounting Policies
Newpark Resources, Inc. is a geographically diversified supplier providing environmentally-sensitive products, as well as rentals and services to customers across multiple industries. The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we collectively refer to as the “Company,” “we,” “our,” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission, and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. Our fiscal year end is December 31, our second quarter represents the three month period ended June 30, and our first half represents the six month period ended June 30. The results of operations for the second quarter and first half of 2024 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise noted, all currency amounts are stated in U.S. dollars.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2024, our results of operations for the second quarter and first half of 2024 and 2023, and our cash flows for the first half of 2024 and 2023. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2023 is derived from the audited consolidated financial statements at that date.
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
•Our Fluids Systems segment provides drilling and completion fluids products and related technical services to customers for oil, natural gas, and geothermal projects primarily in Europe, the Middle East and Africa (“EMEA”), and North America, as well as certain countries in Asia Pacific.
Over the past few years, our primary focus within the Fluids Systems segment has been the transformation into a more agile and simplified business focused on key markets, while monetizing assets in underperforming or sub-scale markets and reducing our invested capital, particularly in the U.S. In 2023, we exited our stimulation chemicals product line, certain operations for offshore Australia, and our operations in Chile. In September 2023, we launched a formal sale process for substantially all the Fluids Systems business. See Note 2 for additional information.
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

New Accounting Pronouncements
Standards Not Yet Adopted
Segment Reporting. In November 2023, the Financial Accounting Standards Board (“FASB”) issued new guidance which is intended to improve reportable segment disclosure requirements through enhanced disclosures. The amendments require disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”) as well as other segment items, extend certain annual disclosures to interim periods, clarify the applicability to single reportable segment entities, permit more than one measure of profit or loss to be reported under certain conditions, and require disclosure of the title and position of the CODM. This guidance will be effective for us for the year ending December 31, 2024, and will be applied retrospectively. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures. These requirements are not expected to have an impact on our financial statements, but will result in expanded reportable segment disclosures.
Income Taxes: Improvements to Income Tax Disclosures. In December 2023, the FASB issued new guidance which is intended to enhance the transparency and decision usefulness of income tax disclosures. This guidance will be effective for us in the first quarter of 2025. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures. These requirements are not expected to have an impact on our financial statements, but will impact our income tax disclosures.
Note 2 – Divestitures and Other Exit Activities
We regularly review our global portfolio of business activities, evaluating changes in the outlook for our served markets and customer priorities, while identifying opportunities for value-creating options in our portfolio. As part of these reviews, we have taken the following strategic actions.
Review of Strategic Alternatives for Fluids Systems Business
We initiated a review of strategic alternatives for the long-term positioning of the Fluids Systems business in June 2023, and in September 2023, we launched a formal sale process for substantially all the Fluids Systems business as part of this strategic review. During the second quarter and first half of 2024, we incurred sale process-related costs of $1.9 million and $4.1 million, respectively.
The ongoing Fluids Systems sale process did not meet the held for sale accounting criteria as of June 30, 2024, and as such, continued to be accounted for as held for use. As of June 30, 2024, the Fluids Systems business had approximately $210 million of net assets, including $31 million in cash, $12 million of debt, and $160 million of net working capital. In addition, as of June 30, 2024, the Fluids Systems business had approximately $63 million of accumulated translation losses, which would be reclassified as a charge to income upon a disposition or substantial liquidation of the associated entities.
Exit of Other Operations
In 2023, we made the decision to exit our offshore Australia operations, as well as our stimulation chemicals product line. The Fluids Systems segment operating results for the first half of 2024 includes $0.7 million of charges related to the substantial completion of the exit of our offshore Australia operations. In 2023, we also completed our customer contract in Chile and completed the substantial liquidation of our Chile subsidiary. The operating results for these now exited businesses were not material for 2024 or 2023.

Note 3 – Earnings Per Share
The following table presents the reconciliation of the numerator and denominator for calculating net income per share:

	Second Quarter		First Half
(In thousands, except per share data)	2024	2023	2024	2023
Numerator
Net income - basic and diluted	$8,040	$1,702	$15,333	$7,322

Denominator
Weighted average common shares outstanding - basic	85,473	85,761	85,237	87,159
Dilutive effect of stock options and restricted stock awards	2,153	1,712	2,198	1,853
Weighted average common shares outstanding - diluted	87,626	87,473	87,435	89,012

Net income per common share
Basic	$0.09	$0.02	$0.18	$0.08
Diluted	$0.09	$0.02	$0.18	$0.08
We excluded the following weighted-average potential shares from the calculations of diluted net income per share during the applicable periods because their inclusion would have been anti-dilutive:

	Second Quarter		First Half
(In thousands)	2024	2023	2024	2023
Stock options and restricted stock awards	373	1,330	433	1,035
Note 4 – Repurchase Program
Our Board of Directors has authorized a securities repurchase program available for repurchases of our common stock. In February 2024, our Board of Directors replaced the prior program with a new repurchase program for repurchases of common stock up to $50.0 million.
Our repurchase program authorizes us to purchase outstanding shares of our common stock in the open market or as otherwise determined by management, subject to certain limitations under the Amended ABL Facility (as defined in Note 8) and other factors. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows, available cash on hand, and borrowings under our Amended ABL Facility. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. As of June 30, 2024, we had $50.0 million remaining under the program.
There were no shares of common stock repurchased under the repurchase program during the first half of 2024. During the first half of 2023, we repurchased an aggregate of 4.6 million shares of our common stock under the prior repurchase program for a total cost of $20.1 million.
Note 5 – Stock-Based and Other Long-Term Incentive Compensation
During the second quarter of 2024, the Compensation Committee of our Board of Directors (“Compensation Committee”) approved equity-based compensation awards to executive officers and other key employees consisting of an aggregate of 0.7 million restricted stock units, which will vest in equal installments over a three-year period. In addition, non-employee directors received grants of an aggregate of 0.1 million restricted stock awards, which will vest in full on the earlier of the day prior to the next annual meeting of stockholders following the grant date or the first anniversary of the grant date. The weighted average grant-date fair value was $7.68 per share for the restricted stock units and $7.76 per share for the restricted stock awards. At June 30, 2024, 2.6 million shares remained available for award under the 2015 Plan and 0.4 million shares remained available for award under the 2014 Director Plan.
Also during the second quarter of 2024, the Compensation Committee approved the issuance of performance-based cash awards to certain executive officers with an aggregate target value of $2.6 million. Of the $2.6 million, $1.8 million will be settled based on the relative ranking of the Company’s total shareholder return (“TSR”) as compared to the TSR of a designated peer group and $0.8 million will be settled based on the Company’s consolidated return on net capital employed (“RONCE”), each measured over a three-year performance period. The cash payout for each executive ranges from 0% to 200% of target. TSR performance for the 2024 grants will be determined based upon the Company’s and peer group’s average closing share price for the 30 calendar day period ending May 31, 2027, adjusted for dividends, as compared to the 30 calendar day period ending May 31, 2024. RONCE performance for the 2024 grants will be determined based upon the Company’s average three-year RONCE performance for the fiscal years ending December 31, 2024, 2025 and 2026. The performance-based cash awards are accrued as a liability award over the performance period based on the estimated fair value. The fair value of the TSR performance-based cash awards is remeasured each period using a Monte-Carlo valuation model with changes in fair value recognized in the consolidated statements of operations.
Note 6 – Receivables
Receivables consisted of the following:

(In thousands)	June 30, 2024	December 31, 2023
Trade receivables:
Gross trade receivables	$155,825	$164,292
Allowance for credit losses	(5,510)	(4,751)
Net trade receivables	150,315	159,541
Income tax receivables	2,220	2,984
Other receivables	6,299	5,932
Total receivables, net	$158,834	$168,457
Other receivables included $5.5 million and $3.6 million for value added, goods and service taxes related to foreign jurisdictions as of June 30, 2024 and December 31, 2023, respectively.
Changes in our allowance for credit losses were as follows:

	First Half
(In thousands)	2024	2023
Balance at beginning of period	$4,751	$4,817
Credit loss expense	1,040	464
Write-offs, net of recoveries	(281)	(76)
Balance at end of period	$5,510	$5,205
Note 7 – Inventories
Inventories consisted of the following:

(In thousands)	June 30, 2024	December 31, 2023
Raw materials:
Fluids Systems	$98,343	$104,227
Industrial Solutions	4,360	4,232
Total raw materials	102,703	108,459
Blended fluids systems components	16,736	18,246
Finished goods — mats	7,982	14,374
Total inventories	$127,421	$141,079
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

	June 30, 2024			December 31, 2023
(In thousands)	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt
Amended ABL Facility	$32,000	$—	$32,000	$45,000	$—	$45,000
Foreign subsidiary facilities	8,507	—	8,507	11,394	—	11,394
Finance leases	12,124	—	12,124	9,899	—	9,899
U.K. term loan	4,868	(27)	4,841	5,793	(49)	5,744
Other debt	516	(5)	511	3,007	(11)	2,996
Total debt	58,015	(32)	57,983	75,093	(60)	75,033
Less: current portion	(17,618)	27	(17,591)	(16,916)	—	(16,916)
Long-term debt	$40,397	$(5)	$40,392	$58,177	$(60)	$58,117
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
As of June 30, 2024, our total availability under the Amended ABL Facility was $110.4 million, of which $32.0 million was drawn and $4.0 million was used for outstanding letters of credit, resulting in remaining availability of $74.4 million.
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
As of June 30, 2024, the applicable margin for borrowings under the Amended ABL Facility was 1.50% with respect to BSBY borrowings and 0.50% with respect to base rate borrowings. As of June 30, 2024, the weighted average interest rate for the Amended ABL Facility was 6.9% and the applicable commitment fee on the unused portion of the Amended ABL Facility was 0.375% per annum.
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
Other Financing Arrangements. Certain of our foreign subsidiaries maintain local credit arrangements consisting primarily of lines of credit or overdraft facilities which are generally renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. In addition, in April 2022, a U.K. subsidiary entered a £7.0 million term loan and a £2.0 million revolving credit facility. Both the term loan and revolving credit facility mature in April 2025 and bear interest at a rate of Sterling Overnight Index Average plus a margin of 3.25% per year. As of June 30, 2024, the interest rate for the U.K. facilities was 8.5%. The term loan is payable in quarterly installments of £350,000 plus interest beginning June 2022 and a £2.8 million payment due at maturity. We also maintain finance leases primarily related to transportation equipment. During the first half of 2024, we entered into $4.0 million of new finance lease liabilities in exchange for leased assets.
In addition, at June 30, 2024, we had $38.4 million in outstanding letters of credit, performance bonds, and other guarantees for which certain of the letters of credit are collateralized by $0.4 million in restricted cash, the majority of which relates to the Fluids Systems segment.
Our financial instruments include cash and cash equivalents, receivables, payables, and debt. We believe the carrying values of these instruments approximated their fair values at June 30, 2024 and December 31, 2023.
Note 9 – Income Taxes
The provision for income taxes was $6.2 million for the first half of 2024, reflecting an effective tax rate of 29%, compared to income taxes of $4.2 million for the first half of 2023, reflecting an effective tax rate of 37%. The provision for income taxes for the first half of 2024 and 2023 primarily reflects income taxes associated with our international operations, as the tax provision associated with U.S. income is largely offset by the partial valuation allowance release associated with previously unbenefited U.S. net operating losses.
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
The first half of 2024 includes a $0.9 million gain related to the final insurance settlement associated with Hurricane Ida in August 2021, as well as a $0.6 million gain related to a legal settlement.

Note 11 – Supplemental Disclosures to the Statements of Cash Flows
Supplemental disclosures to the statements of cash flows are presented below:

	First Half
(In thousands)	2024	2023
Cash paid for:
Income taxes (net of refunds)	$6,945	$4,503
Interest	$3,307	$4,025
Cash, cash equivalents, and restricted cash in the consolidated statements of cash flows consisted of the following:

(In thousands)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$35,087	$38,594
Restricted cash (included in prepaid expenses and other current assets)	355	307
Cash, cash equivalents, and restricted cash	$35,442	$38,901
Note 12 – Segment Data
Summarized operating results for our reportable segments are shown in the following table (net of inter-segment transfers):

	Second Quarter		First Half
(In thousands)	2024	2023	2024	2023
Revenues
Fluids Systems	$112,218	$135,181	$232,358	$279,355
Industrial Solutions	66,791	48,075	115,758	103,931
Total revenues	$179,009	$183,256	$348,116	$383,286

Operating income (loss)
Fluids Systems	$2,345	$1,965	$9,181	$5,431
Industrial Solutions	19,392	12,774	32,328	27,257
Corporate office	(8,438)	(8,861)	(16,351)	(16,667)
Total operating income	$13,299	$5,878	$25,158	$16,021

Operating results shown above include the following items:

	Second Quarter		First Half
(In thousands)	2024	2023	2024	2023
Fluids Systems sale process transaction expenses	$304	$—	$617	$—
Impairments and other charges	—	2,816	—	2,816
Gain on insurance recovery	—	—	(807)	—
Facility exit costs and other, net	741	2,107	741	4,399
Severance costs	36	148	551	1,103
Total Fluids Systems	1,081	5,071	1,102	8,318
Gain on insurance recovery	—	—	(67)	—
Gain on legal settlement	—	—	(550)	—
Severance costs	175	92	693	92
Total Industrial Solutions	175	92	76	92
Fluids Systems sale process transaction expenses	1,556	—	3,498	—
Severance costs	—	929	115	929
Total Corporate office	1,556	929	3,613	929

Total	$2,812	$6,092	$4,791	$9,339
The following table presents further disaggregated revenues for the Fluids Systems segment:

	Second Quarter		First Half
(In thousands)	2024	2023	2024	2023
United States	$32,594	$59,955	$63,071	$128,853
Canada	13,332	10,399	34,555	29,764
Total North America	45,926	70,354	97,626	158,617

EMEA	61,774	60,913	124,329	113,490
Other	4,518	3,914	10,403	7,248
Total Rest of World	66,292	64,827	134,732	120,738

Total Fluids Systems revenues	$112,218	$135,181	$232,358	$279,355
The following table presents further disaggregated revenues for the Industrial Solutions segment:

	Second Quarter		First Half
(In thousands)	2024	2023	2024	2023
Rental revenues	$23,682	$21,743	$44,914	$42,874
Service revenues	12,714	18,206	26,663	33,435
Product sales revenues	30,395	8,126	44,181	27,622
Total Industrial Solutions revenues	$66,791	$48,075	$115,758	$103,931

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
Over much of the past decade, while the Fluids Systems segment has been the primary driver of revenues, the Industrial Solutions segment has been the primary driver of operating income, cash flows, and financial returns. Consequently, our growth investments in recent years have been heavily concentrated in the Industrial Solutions segment. The relative revenues, operating income, and capital expenditures for the Industrial Solutions and Fluids Systems segments for the first half of 2024 are as follows (amounts in millions):

* See Note 12 for certain items included in the Fluids Systems and Industrial Solutions segment operating results.
We initiated a review of strategic alternatives for the Fluids Systems business in June 2023, and in September 2023, we launched a formal sale process for the Fluids Systems business as part of this strategic review. While the sale process is ongoing, we anticipate substantially completing the process in the third quarter of 2024, although it is not certain that any such transaction will be consummated on that timeline or at all. As part of the strategic review, we will continue to evaluate under-performing areas within our business and anticipate additional actions may be necessary to optimize our operational footprint and invested capital within the Fluids Systems segment. If we successfully complete the process to substantially exit the Fluids Systems segment, our remaining operations will primarily reflect a specialty rental and service business, serving the utilities sector and other critical infrastructure markets. See further information below.
2024 Priorities
The following priorities have been established for 2024:
•Accelerate Industrial Solutions Growth – We plan to continue to prioritize investment capital in the growth of our Industrial Solutions business, where over the past several years, we have seen the strong market adoption of our specialty rental products and differentiated service offering. During the first half of 2024, over 90% of our capital expenditures were directed to the Industrial Solutions segment.
•Drive Operational Efficiency – We plan to maintain our focus on efficiency improvements and operating cost optimization across every aspect of our global footprint. With a simplified business model and enhanced focus on balance sheet optimization, we seek to improve returns and consistency in cash flow generation. In addition, we continue to evaluate and execute actions intended to streamline the organization and our cost structure, driving improvements in profitability. During the first half of 2024, we continued to take actions to streamline our overhead structure across both segments and the corporate office, generating approximately $3 million in annual cost savings, while incurring $1.4 million of severance costs.
•Prioritize Return of Capital – We are committed to maintaining a strong balance sheet, using excess cash generation to reduce our debt and return value to our shareholders. In February 2024, our Board of Directors replaced our existing share repurchase program with a new program for repurchases of common stock up to $50.0 million.

Segment Overview
Industrial Solutions – Our Industrial Solutions segment, which generated 33% of our consolidated revenues and 78% of our segment-level operating income for the first half of 2024, provides temporary worksite access solutions, including the rental of our manufactured recyclable composite matting systems, along with related site construction and services to customers in various markets including power transmission, E&P, pipeline, renewable energy, petrochemical, construction and other industries, primarily in the United States and United Kingdom. We also sell our manufactured recyclable composite mats to customers around the world, with power transmission being the primary end-market.
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
Fluids Systems – Our Fluids Systems segment, which generated 67% of our consolidated revenues and 22% of our segment-level operating income for the first half of 2024, provides drilling and completion fluids products and related technical services to customers for oil, natural gas, and geothermal projects primarily in EMEA and North America, as well as certain countries in Asia Pacific. Over the past few years, our primary focus within Fluids Systems has been the transformation into a more agile and simplified business focused on key markets, while monetizing assets in underperforming or sub-scale markets and reducing our invested capital to drive improvements in segment profitability and returns.
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
Rig count data remains the most widely accepted indicator of drilling activity. Average North American rig count data for the second quarter and first half of 2024 as compared to the same periods of 2023 is as follows:

	Second Quarter		2024 vs 2023
	2024	2023	Count	%
U.S. Rig Count	603	719	(116)	(16)%
Canada Rig Count	136	117	19	16%
North America Rig Count	739	836	(97)	(12)%

	First Half		2024 vs 2023
	2024	2023	Count	%
U.S. Rig Count	613	740	(127)	(17)%
Canada Rig Count	172	169	3	2%
North America Rig Count	785	909	(124)	(14)%
_______________________________________________________
Source: Baker Hughes Company
In 2023, market activity in the U.S. steadily declined, ending the year at 622 active rigs, down 20% from the end of 2022. Despite continued strength in oil prices, the 2024 outlook for U.S. market activity generally remains below the 2023 average level, as many of our customers maintain strong capital discipline and prioritize cash flow generation over growth.
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

Review of Strategic Alternatives for Fluids Systems Business
As described above, we launched a formal sale process for substantially all the Fluids Systems business in September 2023. During the second quarter and first half of 2024, we incurred sale process-related costs of $1.9 million and $4.1 million, respectively. The ongoing Fluids Systems sale process did not meet the held for sale accounting criteria as of June 30, 2024, and as such, continued to be accounted for as held for use. As of June 30, 2024, the Fluids Systems business had approximately $210 million of net assets, including $31 million in cash, $12 million of debt, and $160 million of net working capital. In addition, as of June 30, 2024, the Fluids Systems business had approximately $63 million of accumulated translation losses which would be reclassified as a charge to income upon a disposition or substantial liquidation of the associated entities.
As we continue to evaluate strategic alternatives for our Fluids Systems portfolio, we may incur future charges, including a loss on a potential transaction related to these efforts or potential asset impairments, which may negatively impact our future results.
Exit of Other Operations
In 2023, we made the decision to exit our offshore Australia operations, as well as our stimulation chemicals product line. The Fluids Systems segment operating results for the first half of 2024 includes $0.7 million of charges related to the substantial completion of the exit of our offshore Australia operations. In 2023, we also completed our customer contract in Chile and completed the substantial liquidation of our Chile subsidiary. The operating results for these now exited businesses were not material for 2024 or 2023.

Second Quarter of 2024 Compared to Second Quarter of 2023
Consolidated Results of Operations
Summarized results of operations for the second quarter of 2024 compared to the second quarter of 2023 are as follows:

	Second Quarter		2024 vs 2023
(In thousands)	2024	2023	$	%
Revenues	$179,009	$183,256	$(4,247)	(2)%
Cost of revenues	140,084	150,170	(10,086)	(7)%
Selling, general and administrative expenses	26,381	25,576	805	3%
Other operating (income) loss, net	(755)	(1,184)	429	NM
Impairments and other charges	—	2,816	(2,816)	NM
Operating income	13,299	5,878	7,421	NM

Foreign currency exchange (gain) loss	128	(102)	230	NM
Interest expense, net	1,796	2,146	(350)	(16)%
Income before income taxes	11,375	3,834	7,541	NM

Provision for income taxes	3,335	2,132	1,203	56%
Net income	$8,040	$1,702	$6,338	NM
Revenues
Revenues decreased 2% to $179.0 million for the second quarter of 2024, compared to $183.3 million for the second quarter of 2023. This $4.2 million decrease in revenues includes a $5.8 million (5%) decrease in North America, comprised of a $24.5 million decrease in the Fluids Systems segment partially offset by a $18.7 million increase in the Industrial Solutions segment. In our Fluids Systems segment, revenues from our North America operations decreased primarily due to the effect of lower U.S. market share and reduced U.S. market activity. In our Industrial Solutions segment, revenues from our North America operations increased primarily due to higher product sales, which typically fluctuate based on the timing of customer projects and orders. Revenues from our Rest of World operations increased by $1.5 million (2%), driven by higher Fluids Systems activity in Europe and Africa. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues decreased 7% to $140.1 million for the second quarter of 2024, compared to $150.2 million for the second quarter of 2023. This $10.1 million decrease in cost of revenues was primarily driven by the 2% decrease in revenues described above, as well as the impact of segment revenue mix, with Industrial Solutions representing a higher proportion of revenues for the second quarter of 2024, as compared to the prior year.
Selling, general and administrative expenses
Selling, general and administrative expenses increased to $26.4 million for the second quarter of 2024, compared to $25.6 million for the second quarter of 2023. This increase was primarily driven by higher strategic planning project costs partially offset by lower personnel expense resulting from efforts to streamline the overhead structure. The second quarter of 2024 includes $1.9 million related to the Fluids Systems sale process while the second quarter of 2023 included $0.8 million primarily related to strategic planning projects. Selling, general and administrative expenses as a percentage of revenues was 14.7% for the second quarter of 2024 compared to 14.0% for the second quarter of 2023.

Other operating income, net
Other operating (income) loss, net, includes gains and losses on sales of assets.
Impairments and Other Charges
During the second quarter of 2023, $2.8 million of non-cash charges were included in the Fluids Systems segment, including $1.6 million to reduce the carrying values of certain inventory related to the exit of our stimulation chemicals product line to their net realizable value, and $1.2 million of total charges to reduce the carrying values of certain offshore Australia inventory to their net realizable value as well as impairments related to the long-lived assets previously used in this now exited business.
Foreign currency exchange
Foreign currency exchange was a $0.1 million loss for the second quarter of 2024 compared to a $0.1 million gain for the second quarter of 2023 and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.
Interest expense, net
Interest expense was $1.8 million for the second quarter of 2024 compared to $2.1 million for the second quarter of 2023. The decrease in interest expense is primarily due to a decrease in average debt outstanding.
Provision for income taxes
The provision for income taxes was $3.3 million for the second quarter of 2024, reflecting an effective tax rate of 29%, compared to income taxes of $2.1 million for the second quarter of 2023, reflecting an effective tax rate of 56%. The provision for income taxes for the second quarter of 2024 and 2023 primarily reflects income taxes associated with our international operations, as the tax provision associated with U.S. income is largely offset by the partial valuation allowance release associated with previously unbenefited U.S. net operating losses.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	Second Quarter		2024 vs 2023
(In thousands)	2024	2023	$	%
Revenues
Fluids Systems	$112,218	$135,181	$(22,963)	(17)%
Industrial Solutions	66,791	48,075	18,716	39%
Total revenues	$179,009	$183,256	$(4,247)	(2)%

Operating income (loss)
Fluids Systems	$2,345	$1,965	$380
Industrial Solutions	19,392	12,774	6,618
Corporate office	(8,438)	(8,861)	423
Total operating income	$13,299	$5,878	$7,421

Segment operating margin
Fluids Systems	2.1%	1.5%
Industrial Solutions	29.0%	26.6%
Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	Second Quarter		2024 vs 2023
(In thousands)	2024	2023	$	%
United States	$32,594	$59,955	$(27,361)	(46)%
Canada	13,332	10,399	2,933	28%
Total North America	45,926	70,354	(24,428)	(35)%

EMEA	61,774	60,913	861	1%
Other	4,518	3,914	604	15%
Total Rest of World	66,292	64,827	1,465	2%

Total Fluids Systems revenues	$112,218	$135,181	$(22,963)	(17)%
North America revenues decreased 35% to $45.9 million for the second quarter of 2024, compared to $70.4 million for the second quarter of 2023, primarily related to a decline in U.S. as a result of lower U.S. market share and reduced U.S. market activity. Canada revenues increased $2.9 million driven primarily by an increase in Canada rig count as well as elevated product consumption per rig, partially offset by a slight decrease in market share, which typically fluctuates based on the mix and timing of projects.
Rest of World revenues increased 2% to $66.3 million for the second quarter of 2024, compared to $64.8 million for the second quarter of 2023. The increase was primarily driven by higher customer activity and elevated product consumption per rig in Europe and Africa.

Operating income
The Fluids Systems segment generated operating income of $2.3 million for the second quarter of 2024 compared to $2.0 million for the second quarter of 2023. The increase in operating income primarily reflects the impact of charges recorded in the respective periods. The second quarter of 2024 segment operating income includes $1.1 million in facility exit costs, transaction expenses related to the Fluids Systems segment sale process, and severance costs, while the second quarter of 2023 segment operating income included $5.1 million in charges primarily related to impairments, facility exit costs, and severance costs. The remaining $3.7 million reduction in operating income reflected the effect of lower revenues, partially offset by improved regional mix (higher international revenues, lower U.S. revenues) and improvements in customer pricing, particularly within the international markets, as well as cost reductions within the U.S. business.
Industrial Solutions
Revenues
Total revenues for this segment consisted of the following:

	Second Quarter		2024 vs 2023
(In thousands)	2024	2023	$	%
Rental and service revenues	$36,396	$39,949	$(3,553)	(9)%
Product sales revenues	30,395	8,126	22,269	274%
Total Industrial Solutions revenues	$66,791	$48,075	$18,716	39%
Rental and service revenues decreased for the second quarter of 2024, primarily reflecting a $5.5 million decline in service revenues, attributable to the timing and mix of service included within customer rental projects, and we expect this trend to continue. This decline was partially offset by a $1.9 million (9%) increase in rental revenues, driven primarily by higher volume. Product sales revenues increased for the second quarter of 2024, as sales volumes typically fluctuate based on the timing of customer projects and orders. The majority of the second quarter 2024 and 2023 revenues are derived from customers in the power transmission sector.
Operating income
The Industrial Solutions segment generated operating income of $19.4 million for the second quarter of 2024 compared to $12.8 million for the second quarter of 2023, the increase being primarily attributable to the higher product sales revenues, as well as efficiencies in the rental and manufacturing operations.
Corporate Office
Corporate office expenses decreased $0.4 million to $8.4 million for the second quarter of 2024, compared to $8.9 million for the second quarter of 2023. The decrease was primarily driven by lower personnel expense resulting from efforts to streamline the overhead structure partially offset by higher performance-based incentives. In addition, the second quarter of 2024 includes $1.6 million related to the Fluids Systems sale process, while the second quarter of 2023 included $0.9 million of severance expense associated with second quarter 2023 restructuring actions as well as $0.8 million related to strategic planning projects.

First Half of 2024 Compared to First Half of 2023
Consolidated Results of Operations
Summarized results of operations for the first half of 2024 compared to the first half of 2023 are as follows:

	First Half		2024 vs 2023
(In thousands)	2024	2023	$	%
Revenues	$348,116	$383,286	$(35,170)	(9)%
Cost of revenues	274,671	314,908	(40,237)	(13)%
Selling, general and administrative expenses	50,725	50,986	(261)	(1)%
Other operating (income) loss, net	(2,438)	(1,445)	(993)	NM
Impairments and other charges	—	2,816	(2,816)	NM
Operating income	25,158	16,021	9,137	57%

Foreign currency exchange loss	97	217	(120)	(55)%
Interest expense, net	3,546	4,235	(689)	(16)%
Income before income taxes	21,515	11,569	9,946	86%

Provision for income taxes	6,182	4,247	1,935	46%
Net income	$15,333	$7,322	$8,011	NM
Revenues
Revenues decreased 9% to $348.1 million for the first half of 2024, compared to $383.3 million for the first half of 2023. This $35.2 million decrease in revenues includes a $49.3 million (19%) decrease in North America, comprised of a $61.0 million decrease in the Fluids Systems segment partially offset by a $11.7 million increase in the Industrial Solutions segment. In our Fluids Systems segment, revenues from our North America operations decreased primarily due to the effect of lower U.S. market share and reduced U.S. market activity. In our Industrial Solutions segment, revenues from our North America operations increased primarily due to higher product sales, which typically fluctuate based on the timing of customer projects and orders. Revenues from our Rest of World operations increased by $14.1 million (11%), driven by higher Fluids Systems activity in Europe and Africa. Additional information regarding the change in revenues is provided within the operating segment results below.
Cost of revenues
Cost of revenues decreased 13% to $274.7 million for the first half of 2024, compared to $314.9 million for the first half of 2023. This $40.2 million decrease in cost of revenues was primarily driven by the 9% decrease in revenues described above, as well as the impact of segment revenue mix, with Industrial Solutions representing a higher proportion of revenues for the first half of 2024, as compared to the prior year.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $0.3 million to $50.7 million for the first half of 2024, compared to $51.0 million for the first half of 2023. The first half of 2024 includes $4.1 million related to the Fluids Systems sale process while the first half of 2023 included $1.7 million of costs related to strategic planning projects. The remaining $2.7 million decrease was primarily driven by lower personnel expense resulting from efforts to streamline the overhead structure partially offset by higher strategic planning project costs. Selling, general and administrative expenses as a percentage of revenues was 14.6% for the first half of 2024 compared to 13.3% for the first half of 2023.

Other operating income, net
The first half of 2024 includes a $0.9 million gain related to the final insurance settlement associated with Hurricane Ida in August 2021, which caused damage to our facilities in Fourchon, Louisiana, as well as a $0.6 million gain related to a legal settlement in the Industrial Solutions segment. Other operating (income) loss, net, also includes gains and losses on sales of assets.
Impairments and Other Charges
The Fluids Systems segment included $2.8 million of non-cash charges in the first half of 2023 for inventory write-downs and asset impairments.
Foreign currency exchange
Foreign currency exchange was a $0.1 million loss for the first half of 2024 compared to a $0.2 million loss for the first half of 2023 and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies.
Interest expense, net
Interest expense was $3.5 million for the first half of 2024 compared to $4.2 million for the first half of 2023. The decrease in interest expense is primarily due to a decrease in average debt outstanding.
Provision for income taxes
The provision for income taxes was $6.2 million for the first half of 2024, reflecting an effective tax rate of 29%, compared to income taxes of $4.2 million for the first half of 2023, reflecting an effective tax rate of 37%. The provision for income taxes for the first half of 2024 and 2023 primarily reflects income taxes associated with our international operations, as the tax provision associated with U.S. income is largely offset by the partial valuation allowance release associated with previously unbenefited U.S. net operating losses.

Operating Segment Results
Summarized financial information for our reportable segments is shown in the following table (net of inter-segment transfers):

	First Half		2024 vs 2023
(In thousands)	2024	2023	$	%
Revenues
Fluids Systems	$232,358	$279,355	$(46,997)	(17)%
Industrial Solutions	115,758	103,931	11,827	11%
Total revenues	$348,116	$383,286	$(35,170)	(9)%

Operating income (loss)
Fluids Systems	$9,181	$5,431	$3,750
Industrial Solutions	32,328	27,257	5,071
Corporate office	(16,351)	(16,667)	316
Total operating income	$25,158	$16,021	$9,137

Segment operating margin
Fluids Systems	4.0%	1.9%
Industrial Solutions	27.9%	26.2%
Fluids Systems
Revenues
Total revenues for this segment consisted of the following:

	First Half		2024 vs 2023
(In thousands)	2024	2023	$	%
United States	$63,071	$128,853	$(65,782)	(51)%
Canada	34,555	29,764	4,791	16%
Total North America	97,626	158,617	(60,991)	(38)%

EMEA	124,329	113,490	10,839	10%
Other	10,403	7,248	3,155	44%
Total Rest of World	134,732	120,738	13,994	12%

Total Fluids Systems revenues	$232,358	$279,355	$(46,997)	(17)%
North America revenues decreased 38% to $97.6 million for the first half of 2024, compared to $158.6 million for the first half of 2023, primarily related to a decline in U.S. as a result of lower U.S. market share and reduced U.S. market activity. Canada revenues increased $4.8 million driven primarily by elevated product consumption per rig.
Rest of World revenues increased 12% to $134.7 million for the first half of 2024, compared to $120.7 million for the first half of 2023. The increase was primarily driven by higher customer activity and elevated product consumption per rig in Europe and Africa.

Operating income
The Fluids Systems segment generated operating income of $9.2 million for the first half of 2024 compared to $5.4 million for the first half of 2023. The first half of 2024 segment operating income includes $1.9 million in facility exit costs, transaction expenses related to the Fluids Systems segment sale process, and severance costs, partially offset by a $0.8 million gain on insurance recovery, while the first half of 2023 included $8.3 million in total charges including $5.5 million of net facility exit costs in the Gulf of Mexico and severance costs, as well as $2.8 million of impairments and other charges. The remaining $3.4 million reduction in operating income reflected the effect of lower revenues, partially offset by the combined effects of improved regional mix (higher international revenues, lower U.S. revenues) and improvements in customer pricing, particularly within the international markets, as well as cost reductions within the U.S. business.
Industrial Solutions
Revenues
Total revenues for this segment consisted of the following:

	First Half		2024 vs 2023
(In thousands)	2024	2023	$	%
Rental and service revenues	$71,577	$76,309	$(4,732)	(6)%
Product sales revenues	44,181	27,622	16,559	60%
Total Industrial Solutions revenues	$115,758	$103,931	$11,827	11%
Rental and service revenues decreased for the first half of 2024, primarily reflecting a $6.8 million decline in service revenues, attributable to the timing and mix of service included within customer rental projects. This decline was partially offset by a $2.0 million (5%) increase in rental revenues, driven primarily by higher volume. Product sales revenues increased for the first half of 2024, and typically fluctuate based on the timing of customer projects and orders. The majority of the first half 2024 and 2023 revenues are derived from customers in the power transmission sector.
Operating income
The Industrial Solutions segment generated operating income of $32.3 million for the first half of 2024 compared to $27.3 million for the first half of 2023, the increase being primarily attributable to the higher product sales revenues, as well as higher profitability driven by efficiencies in rental and manufacturing operations.
Corporate Office
Corporate office expenses decreased $0.3 million to $16.4 million for the first half of 2024, compared to $16.7 million for the first half of 2023. The decrease was primarily driven by lower personnel expense resulting from efforts to streamline the overhead structure, partially offset by higher strategic planning project costs as well as higher performance-based incentives. The first half of 2024 includes $3.5 million related to the Fluids Systems sale process, while the first half of 2023 included $1.7 million of costs related to strategic planning projects as well as $0.9 million of severance expense associated with second quarter 2023 restructuring actions.

Liquidity and Capital Resources
Net cash provided by operating activities was $39.5 million for the first half of 2024 compared to net cash provided by operating activities of $36.8 million for the first half of 2023. During the first half of 2024, net income adjusted for non-cash items provided cash of $30.5 million and changes in working capital provided cash of $9.1 million. Operating cash flow for the first half of 2023 benefited from approximately $13.6 million related to the wind down of working capital associated with certain fourth quarter 2022 divestiture transactions.
Net cash used in investing activities was $17.0 million for the first half of 2024, including $20.5 million in capital expenditures partially offset by $2.0 million in proceeds from the sale of assets, which includes the sale of used mats from our Industrial Solutions rental fleet. The substantial majority of our capital expenditures for the first half of 2024 were directed to expanding our Industrial Solutions segment rental fleet.
Net cash used in financing activities was $25.0 million for the first half of 2024, and primarily relates to net payments on our Amended ABL Facility and other financing arrangements.
Substantially all our $35.1 million of cash on hand at June 30, 2024 resides in our international Fluids Systems subsidiaries. We primarily manage our liquidity utilizing availability under our Amended ABL Facility and other existing financing arrangements. Under our Amended ABL Facility, we manage daily cash requirements by utilizing borrowings or repayments under this revolving credit facility, while maintaining minimal cash on hand in the U.S.
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
We anticipate that our near-term working capital requirements for our operations will generally fluctuate directionally with revenues. We expect capital expenditures in 2024 to be approximately $30 million to $40 million, with spending heavily focused on the expansion of our mat rental fleet. We also expect to return value to our shareholders, utilizing excess cash generation to fund additional share repurchases upon completion of the Fluids Systems sale process. In addition, if we are successful in completing the process to substantially exit the Fluids Systems business, we anticipate the proceeds to be used to repay a significant portion of our existing outstanding debt, providing additional liquidity to fund our long-term strategic initiatives.
Our capitalization is as follows:

(In thousands)	June 30, 2024	December 31, 2023
Amended ABL Facility	32,000	45,000
Other debt	26,015	30,093
Unamortized discount and debt issuance costs	(32)	(60)
Total debt	$57,983	$75,033

Stockholder’s equity	426,609	415,364
Total capitalization	$484,592	$490,397

Total debt to capitalization	12.0%	15.3%
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
As of June 30, 2024, our total availability under the Amended ABL Facility was $110.4 million, of which $32.0 million was drawn and $4.0 million was used for outstanding letters of credit, resulting in remaining availability of $74.4 million.
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
As of June 30, 2024, the applicable margin for borrowings under the Amended ABL Facility was 1.50% with respect to BSBY borrowings and 0.50% with respect to base rate borrowings. As of June 30, 2024, the weighted average interest rate for the Amended ABL Facility was 6.9% and the applicable commitment fee on the unused portion of the Amended ABL Facility was 0.375% per annum.
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
Other Financing Arrangements. Certain of our foreign subsidiaries maintain local credit arrangements consisting primarily of lines of credit or overdraft facilities which are generally renewed on an annual basis. We utilize local financing arrangements in our foreign operations in order to provide short-term local liquidity needs. In addition, in April 2022, a U.K. subsidiary entered a £7.0 million term loan and a £2.0 million revolving credit facility. Both the term loan and revolving credit facility mature in April 2025 and bear interest at a rate of Sterling Overnight Index Average plus a margin of 3.25% per year. As of June 30, 2024, the interest rate for the U.K. facilities was 8.5%. The term loan is payable in quarterly installments of £350,000 plus interest beginning June 2022 and a £2.8 million payment due at maturity. We also maintain finance leases primarily related to transportation equipment. During the first half of 2024, we entered into $4.0 million of new finance lease liabilities in exchange for leased assets.
In addition, at June 30, 2024, we had $38.4 million in outstanding letters of credit, performance bonds, and other guarantees for which certain of the letters of credit are collateralized by $0.4 million in restricted cash, the majority of which relates to the Fluids Systems segment.

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
Interest Rate Risk
At June 30, 2024, we had total principal amounts outstanding under financing arrangements of $58.0 million, including $32.0 million of borrowings under our Amended ABL Facility, $5.6 million of borrowings under a U.K. term loan and credit facility, and $2.0 million under certain other international credit facilities, which are subject to variable interest rates as determined by the respective debt agreements. The weighted average interest rates at June 30, 2024 for the Amended ABL Facility, U.K. debt, and other international credit facilities was 6.9%, 8.5%, and 8.7%, respectively. Based on the balance of variable rate debt at June 30, 2024, a 100 basis-point increase in short-term interest rates would have increased annual pre-tax interest expense by $0.4 million.
Foreign Currency Risk
Our principal foreign operations are conducted in certain areas of EMEA, Canada, and Asia Pacific. We have foreign currency exchange risks associated with these operations, which are conducted principally in the foreign currency of the jurisdictions in which we operate, including European euros, Canadian dollars, Kuwaiti dinar, Algerian dinar, Romanian new leu, British pounds, and Australian dollars. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies.
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024, the end of the period covered by this quarterly report.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    Risk Factors
There have been no material changes during the period ended June 30, 2024 to our “Risk Factors” as discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
a)Not applicable
b)Not applicable
c)The following table details our repurchases of shares of our common stock for the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs ($ in Millions)
April 2024	—	$—	—	$50.0
May 2024	—	$—	—	$50.0
June 2024	510,860	$8.48	—	$50.0
Total	510,860		—
Our Board of Directors has authorized a securities repurchase program available for repurchases of our common stock. In February 2024, our Board of Directors replaced the prior program with a new repurchase program for repurchases of common stock up to $50.0 million.
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
There were no shares of common stock repurchased under the repurchase program during the three months ended June 30, 2024. As of June 30, 2024, we had $50.0 million remaining under the program.
During the three months ended June 30, 2024, we purchased an aggregate of 510,860 shares surrendered in lieu of taxes under vesting of restricted shares.
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
Insider Trading Arrangements
During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.    Exhibits
The exhibits listed are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

3.1
Second Restated Certificate of Incorporation of Newpark Resources, Inc., dated May 17, 2024, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on May 20, 2024 (SEC File No. 001-02960).

†*10.1	Form of Restricted Stock Unit Agreement under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan
†*10.2	Form of Performance-Based Cash Award Agreement under the Newpark Resources, Inc. Long-Term Cash Incentive Plan
*31.1	Certification of Matthew S. Lanigan pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Gregg S. Piontek pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of Matthew S. Lanigan pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of Gregg S. Piontek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*101.SCH	Inline XBRL Schema Document
*101.CAL	Inline XBRL Calculation Linkbase Document
*101.DEF	Inline XBRL Definition Linkbase Document
*101.LAB	Inline XBRL Label Linkbase Document
*101.PRE	Inline XBRL Presentation Linkbase Document
*104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
†     Management compensation plan or agreement.
*     Filed herewith.
**   Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2024

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