Form 10-Q
period 2024-09-30
NEWPARK RESOURCES INC
filed 2024-11-12
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
    Yes ☐     No ☑
As of November 8, 2024, a total of 86,497,298 shares of common stock, $0.01 par value per share, were outstanding.

NEWPARK RESOURCES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2024

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

PART I     FINANCIAL INFORMATION
ITEM 1.    Financial Statements
Newpark Resources, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	September 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$42,907	$789
Receivables, net of allowance of $1,265 and $1,223, respectively	54,561	42,818
Inventories	14,910	18,606
Prepaid expenses and other current assets	4,596	4,690
Current assets of discontinued operations	—	290,321
Total current assets	116,974	357,224

Property, plant and equipment, net	179,690	165,544
Operating lease assets	10,481	11,192
Goodwill	47,461	47,283
Other intangible assets, net	10,864	12,461
Deferred tax assets	17,519	1,367
Other assets	6,617	1,582
Noncurrent assets of discontinued operations	—	45,683
Total assets	$389,606	$642,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$8,457	$6,319
Accounts payable	19,130	16,345
Accrued liabilities	23,572	21,026
Current liabilities of discontinued operations	—	92,594
Total current liabilities	51,159	136,284

Long-term debt, less current portion	5,506	55,710
Noncurrent operating lease liabilities	9,957	10,713
Deferred tax liabilities	1,209	3,697
Other noncurrent liabilities	5,321	4,191
Noncurrent liabilities of discontinued operations	—	16,377
Total liabilities	73,152	226,972

Commitments and contingencies (Note 10)

Common stock, $0.01 par value (200,000,000 shares authorized and 111,669,464 and 111,669,464 shares issued, respectively)	1,117	1,117
Paid-in capital	632,165	639,645
Accumulated other comprehensive loss	(2,766)	(62,839)
Retained earnings (deficit)	(148,161)	10,773
Treasury stock, at cost (25,172,166 and 26,471,738 shares, respectively)	(165,901)	(173,332)
Total stockholders’ equity	316,454	415,364
Total liabilities and stockholders’ equity	$389,606	$642,336

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Revenues	$44,207	$57,262	$159,965	$161,193
Cost of revenues	32,067	37,602	105,358	104,528
Selling, general and administrative expenses	11,005	13,910	35,335	40,834
Other operating (income) loss, net	(99)	(523)	(1,435)	(1,032)
Operating income from continuing operations	1,234	6,273	20,707	16,863

Foreign currency exchange (gain) loss	(562)	514	170	(172)
Interest expense, net	943	1,017	2,612	3,154
Income from continuing operations before income taxes	853	4,742	17,925	13,881

Provision (benefit) for income taxes from continuing operations	(14,016)	2,062	(9,626)	4,900
Income from continuing operations	14,869	2,680	27,551	8,981

Discontinued operations:
Income from discontinued operations before income taxes	629	6,923	5,072	9,353
Loss on sale of discontinued operations before income taxes	(195,729)	—	(195,729)	—
Provision (benefit) for income taxes from discontinued operations	(5,933)	1,933	(4,141)	3,342
Income (loss) from discontinued operations	(189,167)	4,990	(186,516)	6,011

Net income (loss)	$(174,298)	$7,670	$(158,965)	$14,992

Income (loss) per common share - basic:
Income from continuing operations	$0.17	$0.03	$0.32	$0.10
Income (loss) from discontinued operations	(2.19)	0.06	(2.18)	0.07
Net income (loss)	$(2.02)	$0.09	$(1.86)	$0.17

Income (loss) per common share - diluted:
Income from continuing operations	$0.17	$0.03	$0.32	$0.10
Income (loss) from discontinued operations	(2.16)	0.06	(2.13)	0.07
Net income (loss)	$(1.99)	$0.09	$(1.82)	$0.17

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023

Net income (loss)	$(174,298)	$7,670	$(158,965)	$14,992

Foreign currency translation adjustments, net of tax benefit (expense) of $0, $121, $111, $3	3,849	(3,425)	604	(1,123)
Recognition of Fluids Systems cumulative foreign currency translation losses	59,469	—	59,469	—

Comprehensive income (loss)	$(110,980)	$4,245	$(98,892)	$13,869

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In thousands)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total
Balance at June 30, 2024	$1,117	$631,497	$(66,084)	$26,137	$(166,058)	$426,609
Net loss	—	—	—	(174,298)	—	(174,298)
Employee stock options, restricted stock and employee stock purchase plan	—	(329)	—	—	157	(172)
Stock-based compensation expense	—	997	—	—	—	997
Treasury shares purchased at cost	—	—	—	—	—	—
Foreign currency translation, net of tax	—	—	3,849	—	—	3,849
Recognition of Fluids Systems cumulative foreign currency translation losses	—	—	59,469	—	—	59,469
Balance at September 30, 2024	$1,117	$632,165	$(2,766)	$(148,161)	$(165,901)	$316,454

Balance at June 30, 2023	$1,117	$637,435	$(64,884)	$3,903	$(163,438)	$414,133
Net income	—	—	—	7,670	—	7,670
Employee stock options, restricted stock and employee stock purchase plan	—	(766)	—	(132)	836	(62)
Stock-based compensation expense	—	1,669	—	—	—	1,669
Treasury shares purchased at cost	—	—	—	—	(6,018)	(6,018)
Foreign currency translation, net of tax	—	—	(3,425)	—	—	(3,425)
Balance at September 30, 2023	$1,117	$638,338	$(68,309)	$11,441	$(168,620)	$413,967

Balance at December 31, 2023	$1,117	$639,645	$(62,839)	$10,773	$(173,332)	$415,364
Net loss	—	—	—	(158,965)	—	(158,965)
Employee stock options, restricted stock and employee stock purchase plan	—	(11,599)	—	31	7,476	(4,092)
Stock-based compensation expense	—	4,119	—	—	—	4,119
Treasury shares purchased at cost	—	—	—	—	(45)	(45)
Foreign currency translation, net of tax	—	—	604	—	—	604
Recognition of Fluids Systems cumulative foreign currency translation losses	—	—	59,469	—	—	59,469
Balance at September 30, 2024	$1,117	$632,165	$(2,766)	$(148,161)	$(165,901)	$316,454

Balance at December 31, 2022	$1,115	$641,266	$(67,186)	$2,489	$(154,656)	$423,028
Net income	—	—	—	14,992	—	14,992
Employee stock options, restricted stock and employee stock purchase plan	2	(7,895)	—	(6,040)	12,203	(1,730)
Stock-based compensation expense	—	4,967	—	—	—	4,967
Treasury shares purchased at cost	—	—	—	—	(26,167)	(26,167)
Foreign currency translation, net of tax	—	—	(1,123)	—	—	(1,123)
Balance at September 30, 2023	$1,117	$638,338	$(68,309)	$11,441	$(168,620)	$413,967

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Newpark Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income (loss)	$(158,965)	$14,992
Adjustments to reconcile net income (loss) to net cash provided by operations:
Loss on divestitures	195,729	—
Impairments and other non-cash charges	—	2,816
Depreciation and amortization	21,804	23,507
Stock-based compensation expense	4,119	4,967
Provision for deferred income taxes	(22,290)	(1,031)
Credit loss expense	998	827
Gain on sale of assets	(2,412)	(2,176)
Gain on insurance recovery	(874)	—
Amortization of original issue discount and debt issuance costs	885	409
Change in assets and liabilities:
(Increase) decrease in receivables	(13,734)	33,917
(Increase) decrease in inventories	9,481	(2,160)
Increase in other assets	(1,027)	(2,133)
Increase (decrease) in accounts payable	12,498	(11,179)
Increase (decrease) in accrued liabilities and other	(3,916)	1,086
Net cash provided by operating activities	42,296	63,842

Cash flows from investing activities:
Capital expenditures	(29,940)	(20,134)
Proceeds from divestitures, net of cash disposed	48,499	19,355
Proceeds from sale of property, plant and equipment	3,188	2,952
Proceeds from insurance property claim	1,385	—
Net cash provided by investing activities	23,132	2,173

Cash flows from financing activities:
Borrowings on lines of credit	177,541	198,486
Payments on lines of credit	(224,292)	(229,657)
Debt issuance costs	(50)	—
Purchases of treasury stock	(4,504)	(28,226)
Proceeds from employee stock plans	17	179
Other financing activities	(9,538)	(2,950)
Net cash used in financing activities	(60,826)	(62,168)

Effect of exchange rate changes on cash	(119)	(504)

Net increase in cash, cash equivalents, and restricted cash	4,483	3,343
Cash, cash equivalents, and restricted cash at beginning of period	38,901	25,061
Cash, cash equivalents, and restricted cash at end of period	$43,384	$28,404

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NEWPARK RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Significant Accounting Policies
Newpark Resources, Inc. is a site access solutions company that manufactures, sells, and rents recyclable composite matting products, along with a full suite of services, including planning, logistics, and remediation. The Company previously operated a Fluids Systems business which was exited upon the sale of the business in September 2024 (as further described below).
The accompanying unaudited condensed consolidated financial statements of Newpark Resources, Inc. and our wholly-owned subsidiaries, which we collectively refer to as the “Company,” “we,” “our,” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”), and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. Our fiscal year end is December 31, our third quarter represents the three-month period ended September 30, and our first nine months represents the nine-month period ended September 30. The results of operations for the third quarter and first nine months of 2024 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise noted, all currency amounts are stated in U.S. dollars.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2024, our results of operations for the third quarter and first nine months of 2024 and 2023, and our cash flows for the first nine months of 2024 and 2023. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2023 is derived from the audited consolidated financial statements at that date.
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
We currently operate our business through one reportable segment: Industrial Solutions. Our Industrial Solutions segment provides temporary worksite access solutions, including the rental of our recyclable composite matting systems, along with related site construction and services to customers in various markets including power transmission, oil and natural gas exploration and production (“E&P”), pipeline, renewable energy, petrochemical, construction and other industries, primarily in the United States and United Kingdom. We also sell our manufactured recyclable composite mats to customers around the world, with power transmission being the primary end-market.
We previously operated a second reportable segment, Fluids Systems, which we exited in the third quarter of 2024. The Fluids Systems segment provided drilling and completion fluids products and related technical services to customers for oil, natural gas, and geothermal projects primarily in Europe, the Middle East and Africa, and North America, as well as certain countries in Asia Pacific. On September 13, 2024, we completed the sale of the equity interests in one of our subsidiaries which held substantially all of the Company’s Fluids Systems segment (“Sale Transaction”) to SCF Partners, a leading private equity firm serving the global energy industry (the “Purchaser”). The results of operations of the Fluids Systems segment are reported in discontinued operations in the condensed consolidated statements of operations. All results and information in the consolidated financial statements and related notes are presented for our continuing operations and exclude the Fluids Systems segment unless otherwise noted specifically as discontinued operations. See Note 2 for additional information.
New Accounting Pronouncements
Standards Not Yet Adopted
Segment Reporting. In November 2023, the Financial Accounting Standards Board (“FASB”) issued new guidance which is intended to improve reportable segment disclosure requirements through enhanced disclosures. The amendments require disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”) as well as other segment items, extend certain annual disclosures to interim periods, clarify the applicability to single reportable segment entities, permit more than one measure of profit or loss to be reported under certain conditions, and require disclosure of the title and position of the CODM. This guidance will be effective for us for the year ending December 31, 2024, and will be applied retrospectively. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures, particularly as we evaluate organizational structure changes following the recent completion of the Sale

Transaction. These requirements are not expected to have an impact on our consolidated financial statements, but will result in expanded reportable segment disclosures.
Income Taxes: Improvements to Income Tax Disclosures. In December 2023, the FASB issued new guidance which is intended to enhance the transparency and decision usefulness of income tax disclosures. This guidance will be effective for us in the first quarter of 2025. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures. These requirements are not expected to have an impact on our consolidated financial statements, but will impact our income tax disclosures.
Note 2 – Discontinued Operations
Sale of Fluids Systems Business
In June 2023, we initiated a review of strategic alternatives for the long-term positioning of the Fluids Systems business, and in September 2023, we launched a formal sale process for substantially all the Fluids Systems business as part of this strategic review. On September 13, 2024, we completed the sale of the equity interests in one of our subsidiaries which held substantially all of the Company’s Fluids Systems segment to the Purchaser.
Under the terms of the Sale Transaction agreement, the base sale price of the business was $127.5 million, preliminarily adjusted by $43 million to reflect lower estimated working capital conveyed at closing as compared to the average 2023 net working capital balance, accrued taxes and certain other liabilities, and $10 million of outstanding debt. Initial net consideration of the Sale Transaction was $56 million, which reflects $70 million of cash proceeds received at closing, net of the estimated $19 million of foreign cash conveyed with the business, along with a $5 million interest-bearing note receivable. The final purchase price remains subject to customary adjustments based upon final working capital, accrued taxes and certain other liabilities, debt, and cash conveyed at closing. As of September 30, 2024, approximately $18 million of net assets is included within the consolidated balance sheet, reflecting deferred consideration and note receivable due from the Purchaser net of estimated liabilities due to the Purchaser. Further, under the terms for the Sale Transaction agreement, we are required to provide certain transition support services to Fluids Systems for a period of up to one year. Aside from these transition service obligations, there are no continuing involvement with the Fluids Systems business.
In connection with the Sale Transaction, we recognized an estimated pre-tax loss on sale of $195.7 million in the third quarter of 2024, which includes a $59.5 million non-cash charge for the reclassification of cumulative foreign currency translation losses related to Fluids Systems.
The loss on sale consisted of the following (in thousands):

Cash proceeds received at closing	$70,187
Estimated deferred consideration due from the Purchaser	20,031
Note receivable due from the Purchaser	5,000
Estimated liabilities due to the Purchaser	(6,991)
Net book value of assets sold	(224,487)
(136,260)
Recognition of cumulative foreign currency translation losses	(59,469)
Loss on sale of discontinued operations before income taxes	$(195,729)
Proceeds from the sale, net of cash disposed consisted of the following (in thousands):

Cash proceeds received at closing	$70,187
Cash conveyed to the Purchaser at closing	(21,688)
Proceeds from divestiture, net of cash disposed	$48,499
Estimated deferred consideration due from the Purchaser is related to the estimated working capital delivered at closing, which is expected to be finalized and collected by the end of 2024 or early 2025, as well as certain pre-closing tax assets and other receivables which are expected to be realized in 2025. The note receivable due from the Purchaser matures in March 2030 and bears interest at a rate of 12.5% per year. Deferred consideration due from the Purchaser is included in other receivables and the note receivable due from the Purchaser is included in other noncurrent assets in the consolidated balance sheet.
Estimated liabilities due to the Purchaser includes certain payables for pre-closing tax liabilities and obligations attributable to the Fluids Systems business expected to be substantially settled in 2025, as well as an estimated liability for contractual indemnifications related to various pre-closing contingencies of the Fluids Systems business. Liabilities due to the

Purchaser are included in accrued liabilities and other noncurrent liabilities in the consolidated balance sheet. Our estimates for the fair value of deferred consideration due from the Purchaser and liabilities due to the Purchaser may change and any income or expense associated with such changes will be presented in discontinued operations.
The criteria for discontinued operations presentation were met during the third quarter of 2024, and consequently, the results of the former Fluids Systems segment are reported as income (loss) from discontinued operations within the consolidated statements of operations for all periods presented, and its historical assets and liabilities are presented in our condensed consolidated balance sheets as assets and liabilities of discontinued operations. We elected not to adjust the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 to exclude cash flows attributable to discontinued operations. Accordingly, we have disclosed the depreciation, capital expenditures and significant operating and investing non-cash items related to discontinued operations below.
Discontinued operations reflect the results of operations attributable to our Fluids Systems segment which were included in the Company’s historical financial statements. In addition, the income (loss) from discontinued operations includes direct operating expenses incurred that (1) are clearly identifiable as costs of the component being disposed of and (2) will not continue to be recognized on an ongoing basis. Discontinued operations also reflects the allocation of interest expense on corporate debt, based on the ratio of net assets sold to the sum of consolidated net assets as adjusted for debt that was assumed by the Purchaser or directly attributable to other operations. Such interest expense allocated to discontinued operations totaled $0.5 million and $1.4 million for the three months and nine months ended September 30, 2024, respectively, and $0.6 million and $1.9 million for the three months and nine months ended September 30, 2023, respectively.

The following table summarizes the significant items included in income (loss) from discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023. The results for 2024 represent results through the closing date of the Sale Transaction, September 13, 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Revenues	$102,944	$141,236	$335,302	$420,591
Cost of revenues	89,102	121,531	290,482	369,513
Selling, general and administrative expenses	11,273	12,911	37,668	36,973
Other operating income, net	(345)	(180)	(1,447)	(1,116)
Impairments and other charges	—	—	—	2,816
Operating income from discontinued operations	2,914	6,974	8,599	12,405

Foreign currency exchange (gain) loss	1,529	(959)	894	(56)
Interest expense, net	756	1,010	2,633	3,108
Income from discontinued operations before income taxes	629	6,923	5,072	9,353

Loss on sale of discontinued operations before income taxes	(195,729)	—	(195,729)	—
Provision (benefit) for income taxes from discontinued operations	(5,933)	1,933	(4,141)	3,342
Income (loss) from discontinued operations	$(189,167)	$4,990	$(186,516)	$6,011
Operating results from discontinued operations shown above include the following items:

	Third Quarter		First Nine Months
(In thousands)	2024	2023	2024	2023
Fluids Systems sale process transaction expenses	$4,026	$—	$8,141	$—
Impairments and other charges	—	—	—	2,816
Gain on insurance recovery	—	—	(807)	—
Facility exit costs and other, net	—	358	741	4,594
Severance costs	43	40	594	1,143
Total Fluids Systems	$4,069	$398	$8,669	$8,553

The following table summarizes the carrying value of the former Fluids Systems segment’s assets and liabilities as presented within assets and liabilities of discontinued operations on the consolidated balance sheet.

(In thousands, except share data)	December 31, 2023
ASSETS
Cash and cash equivalents	$37,805
Receivables	125,639
Inventories	122,473
Prepaid expenses and other current assets	4,404
Property, plant and equipment, net	29,745
Operating lease assets	9,539
Other intangible assets, net	4,653
Deferred tax assets	1,261
Other assets	485
Assets of discontinued operations	$336,004

LIABILITIES
Current debt	$10,597
Accounts payable	53,742
Accrued liabilities	28,255
Long-term debt, less current portion	2,407
Noncurrent operating lease liabilities	6,691
Deferred tax liabilities	4,610
Other noncurrent liabilities	2,669
Liabilities of discontinued operations	$108,971
For the nine months ended September 30, 2024 and 2023, significant operating and investing items related to the former Fluids Systems segment were as follows:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Operating activities of discontinued operations:
Impairments and other non-cash charges	$—	$2,816
Depreciation and amortization	4,872	5,819

Investing activities of discontinued operations:
Capital expenditures	3,645	2,151

Note 3 – Earnings Per Share
The following table presents the reconciliation of the numerator and denominator for calculating net income (loss) per share:

	Third Quarter		First Nine Months
(In thousands, except per share data)	2024	2023	2024	2023
Numerator
Income from continuing operations	$14,869	$2,680	$27,551	$8,981
Income (loss) from discontinued operations	(189,167)	4,990	(186,516)	6,011
Net income (loss)	$(174,298)	$7,670	$(158,965)	$14,992

Denominator
Weighted average common shares outstanding - basic	86,377	86,310	85,619	86,873
Dilutive effect of stock options and restricted stock awards	1,113	1,724	1,834	1,810
Weighted average common shares outstanding - diluted	87,490	88,034	87,453	88,683

Income (loss) per common share - basic:
Income from continuing operations	$0.17	$0.03	$0.32	$0.10
Income (loss) from discontinued operations	(2.19)	0.06	(2.18)	0.07
Net income (loss)	$(2.02)	$0.09	$(1.86)	$0.17

Income (loss) per common share - diluted:
Income from continuing operations	$0.17	$0.03	$0.32	$0.10
Income (loss) from discontinued operations	(2.16)	0.06	(2.13)	0.07
Net income (loss)	$(1.99)	$0.09	$(1.82)	$0.17
We excluded the following weighted-average potential shares from the calculations of diluted net income (loss) per share during the applicable periods because their inclusion would have been anti-dilutive:

	Third Quarter		First Nine Months
(In thousands)	2024	2023	2024	2023
Stock options and restricted stock awards	330	539	399	868
Note 4 – Repurchase Program
Our Board of Directors has authorized a securities repurchase program available for repurchases of our common stock. In February 2024, our Board of Directors replaced the prior program with a new repurchase program for repurchases of common stock up to $50.0 million.
Our repurchase program authorizes us to purchase outstanding shares of our common stock in the open market or as otherwise determined by management, subject to certain limitations under the Amended ABL Facility (as defined in Note 8) and other factors. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows and available cash on hand. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. As of September 30, 2024, we had $50.0 million remaining under the program.
Due to restrictions associated with the Fluids Systems sale process, no shares of common stock were repurchased under the repurchase program during the first nine months of 2024. During the first nine months of 2023, we repurchased an aggregate of 5.6 million shares of our common stock under the prior repurchase program for a total cost of $26.2 million.
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

The weighted average grant-date fair value was $7.68 per share for the restricted stock units and $7.76 per share for the restricted stock awards. As a result of the Sale Transaction, 0.6 million of unvested restricted stock units previously granted to former Fluids Systems employees were forfeited on September 13, 2024. At September 30, 2024, 3.3 million shares remained available for award under the 2015 Plan and 0.4 million shares remained available for award under the 2014 Director Plan.
Also during the second quarter of 2024, the Compensation Committee approved the issuance of performance-based cash awards to certain executive officers with an aggregate target value of $2.6 million, of which $2.3 million was outstanding as of September 30, 2024. Of the $2.3 million outstanding, $1.6 million will be settled based on the relative ranking of the Company’s total shareholder return (“TSR”) as compared to the TSR of a designated peer group and $0.7 million will be settled based on the Company’s consolidated return on net capital employed (“RONCE”), each measured over a three-year performance period. The cash payout for each executive ranges from 0% to 200% of target. TSR performance for the 2024 grants will be determined based upon the Company’s and peer group’s average closing share price for the 30 calendar day period ending May 31, 2027, adjusted for dividends, as compared to the 30 calendar day period ending May 31, 2024. RONCE performance for the 2024 grants will be determined based upon the Company’s average three-year RONCE performance for the fiscal years ending December 31, 2024, 2025 and 2026. The performance-based cash awards are accrued as a liability award over the performance period based on the estimated fair value. The fair value of the TSR performance-based cash awards is remeasured each period using a Monte-Carlo valuation model with changes in fair value recognized in the consolidated statements of operations.
Note 6 – Receivables
Receivables consisted of the following:

(In thousands)	September 30, 2024	December 31, 2023
Trade receivables:
Gross trade receivables	$32,961	$42,123
Allowance for credit losses	(1,265)	(1,223)
Net trade receivables	31,696	40,900
Income tax receivables	1,557	705
Other receivables	21,308	1,213
Total receivables, net	$54,561	$42,818
Other receivables as of September 30, 2024 also included $20.0 million for estimated deferred consideration related to the Sale Transaction due from the Purchaser (see Note 2).
Changes in our allowance for credit losses were as follows:

	First Nine Months
(In thousands)	2024	2023
Balance at beginning of period	$1,223	$1,193
Credit loss expense	80	209
Write-offs, net of recoveries	(38)	(83)
Balance at end of period	$1,265	$1,319

Note 7 – Inventories
Inventories consisted of the following:

(In thousands)	September 30, 2024	December 31, 2023
Raw materials	$6,503	$4,232
Finished goods — mats	8,407	14,374
Total inventories	$14,910	$18,606
Raw materials consist primarily of resins and other materials used to manufacture composite mats, as well as materials that are consumed in providing spill containment and other services to our customers.
Note 8 – Financing Arrangements and Fair Value of Financial Instruments
Financing arrangements consisted of the following:

	September 30, 2024			December 31, 2023
(In thousands)	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt
Amended ABL Facility	$—	$—	$—	$45,000	$—	$45,000
U.K. credit facility	802	—	802	2,037	—	2,037
Finance leases	8,292	—	8,292	6,599	—	6,599
U.K. term loan	4,681	(19)	4,662	5,793	(49)	5,744
Other debt	209	(2)	207	2,656	(7)	2,649
Total debt	13,984	(21)	13,963	62,085	(56)	62,029
Less: Current portion	(8,476)	19	(8,457)	(6,319)	—	(6,319)
Long-term debt	$5,508	$(2)	$5,506	$55,766	$(56)	$55,710
Asset-Based Loan Facility. In October 2017, we entered into a U.S. asset-based revolving credit agreement, which was amended in March 2019, amended and restated in May 2022, and further amended and restated in September 2024 (the “Amended ABL Facility”). The Amended ABL Facility provides financing of up to $100.0 million available for borrowings (inclusive of letters of credit), which can be increased up to $250.0 million, subject to certain conditions. The Amended ABL Facility has a five-year term expiring May 2027, is based on a Bloomberg Short-Term Bank Yield Index (“BSBY”) pricing grid, and includes a mechanism to incorporate a sustainability-linked pricing framework with the consent of the required lenders (as defined in the Amended ABL Facility). The BSBY rate will be replaced with Term SOFR (Secured Overnight Financing Rate) beginning in November 2024.
As of September 30, 2024, our total availability under the Amended ABL Facility was $58.3 million, with no outstanding borrowings and $2.0 million was used for outstanding letters of credit, resulting in remaining availability of $56.3 million.
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

As of September 30, 2024, the applicable margin for borrowings under the Amended ABL Facility was 1.50% with respect to BSBY borrowings and 0.50% with respect to base rate borrowings, and the applicable commitment fee on the unused portion of the Amended ABL Facility was 0.375% per annum.
The September 2024 amendment, among other things, (i) released Newpark Drilling Fluids from its obligations as a borrower under the Credit Agreement, (ii) reduced the aggregate commitments under the Credit Agreement from $175 million to $100 million, (iii) reduced the aggregate letter of credit sublimit under the Credit Agreement from $15 million to $10 million, (iv) provided that the financial covenant requiring the Consolidated Leverage Ratio (as defined in the Credit Agreement) to be less than or equal to 4.00 to 1.00 is tested for each fiscal quarter (beginning the fiscal quarter ending June 30, 2024), instead of being tested only when availability under the Credit Agreement is below 40% of the borrowing base, (v) consented to the Sale Transaction and (vi) decreased certain other thresholds proportionally with the decreased commitments under the Credit Agreement. The Amended ABL Facility also requires a minimum fixed charge coverage ratio of 1.00 to 1.00 for the most recently completed four fiscal quarters.
The Amended ABL Facility is a senior secured obligation of the Company and certain of our U.S. subsidiaries constituting borrowers thereunder, secured by a first priority lien on substantially all of the personal property and certain real property of the borrowers, including a first priority lien on certain equity interests of direct subsidiaries of the borrowers.
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
Other Financing Arrangements. In April 2022, our U.K. subsidiary entered a £7.0 million term loan and a £2.0 million revolving credit facility. Both the term loan and revolving credit facility mature in April 2025 and bear interest at a rate of Sterling Overnight Index Average plus a margin of 3.25% per year. As of September 30, 2024, the interest rate for the U.K. facilities was 8.2%. In October 2024, all amounts outstanding under the term loan and revolving credit facility were repaid, and both were terminated.
We also maintain finance leases primarily related to transportation equipment. During the first nine months of 2024, we entered $3.5 million of new finance lease liabilities in exchange for leased assets.
In addition, at September 30, 2024, we had $5.4 million in outstanding letters of credit, performance bonds, and other guarantees for which certain of the letters of credit are collateralized by $0.5 million in restricted cash.
Our financial instruments include cash and cash equivalents, receivables, payables, and debt. We believe the carrying values of these instruments approximated their fair values at September 30, 2024 and December 31, 2023.
Note 9 – Income Taxes
The benefit for income taxes from continuing operations was $9.6 million for the first nine months of 2024 compared to a provision for income taxes of $4.9 million for the first nine months of 2023. The third quarter of 2024 includes a $14.6 million benefit primarily related to the release of valuation allowances on U.S. net operating losses and tax credit carryforwards that are now expected to be realized following the sale of the Fluids Systems business.
Note 10 – Commitments and Contingencies
In the ordinary course of conducting our business, we become involved in litigation and other claims from private party actions, as well as judicial and administrative proceedings involving governmental authorities at the federal, state, and local levels. In addition, in connection with the Sale Transaction, we have indemnified the Purchaser for certain pre-closing contingencies of the Fluids Systems business. While the outcome of litigation or other proceedings against us, including pre-closing contingencies of the Fluids Systems business, cannot be predicted with certainty, management does not expect that any loss resulting from such litigation or other proceedings, in excess of any amounts accrued or covered by insurance, will have a material adverse impact on our consolidated financial statements.
The first nine months of 2024 includes a $0.6 million gain related to a legal settlement as well as a $0.1 million gain related to the final insurance settlement associated with Hurricane Ida in August 2021.

Note 11 – Supplemental Disclosures to the Statements of Cash Flows
Supplemental disclosures to the statements of cash flows are presented below:

	First Nine Months
(In thousands)	2024	2023
Cash paid for:
Income taxes (net of refunds)	$9,728	$6,008
Interest	$4,289	$5,976
The amounts above include payments for our former Fluids Systems segment, as we elected not to adjust the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 to exclude cash flows attributable to discontinued operations.
Cash, cash equivalents, and restricted cash in the consolidated statements of cash flows consisted of the following:

(In thousands)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$42,907	$789
Cash and cash equivalents included in assets from discontinued operations	—	37,805
Restricted cash included in assets from discontinued operations	—	291
Restricted cash (included in prepaid expenses and other current assets)	477	16
Cash, cash equivalents, and restricted cash	$43,384	$38,901

Note 12 – Segment Data
Following the sale of the Fluids Systems segment in September 2024, we have one reportable segment: Industrial Solutions. Summarized financial information for our reportable segment is shown in the following table:

	Third Quarter		First Nine Months
(In thousands)	2024	2023	2024	2023
Revenues
Industrial Solutions	$44,207	$57,262	$159,965	$161,193
Total revenues	$44,207	$57,262	$159,965	$161,193

Operating income (loss) from continuing operations
Industrial Solutions	7,286	14,336	39,614	41,593
Corporate office	(6,052)	(8,063)	(18,907)	(24,730)
Total operating income from continuing operations	$1,234	$6,273	$20,707	$16,863
    Operating results shown above include the following items:

	Third Quarter		First Nine Months
(In thousands)	2024	2023	2024	2023
Severance costs	$49	$162	$742	$254
Gain on legal settlement	—	—	(550)	—
Gain on insurance recovery	—	—	(67)	—
Total Industrial Solutions	49	162	125	254

Severance costs	64	304	179	1,233
Total Corporate office	64	304	179	1,233

Total	$113	$466	$304	1,487
The following table presents further disaggregated revenues for the Industrial Solutions segment by type:

	Third Quarter		First Nine Months
(In thousands)	2024	2023	2024	2023
Rental revenues	$18,873	$20,370	$63,787	$63,244
Service revenues	13,535	17,695	40,198	51,130
Product sales revenues	11,799	19,197	55,980	46,819
Total Industrial Solutions revenues	$44,207	$57,262	$159,965	$161,193
The following table presents further disaggregated revenues for the Industrial Solutions segment by geography:

	Third Quarter		First Nine Months
(In thousands)	2024	2023	2024	2023
United States	$40,599	$53,667	$149,044	$150,403
United Kingdom	3,608	3,595	10,921	10,790
Total Industrial Solutions revenues	$44,207	$57,262	$159,965	$161,193

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
Business Overview
Newpark Resources, Inc. (the “Company,” “we,” “our,” or “us”) is a site access solutions company that manufactures, sells, and rents recyclable composite matting products, along with a full suite of services, including planning, logistics, and remediation. The Company previously operated a Fluids Systems business which was exited upon the sale of the business in September 2024 (as further described below).
2024 Priorities
The following priorities have been established for 2024:
•Accelerate Industrial Solutions Growth – We have prioritized investment capital in the growth of our Industrial Solutions business, where over the past several years, we have seen the strong market adoption of our specialty rental products and differentiated service offering. During the first nine months of 2024, approximately $24 million of capital expenditures were directed to the expansion of our mat rental fleet.
•Drive Operational Efficiency – We plan to maintain our focus on efficiency improvements and operating cost optimization across every aspect of our business. With a simplified business model and enhanced focus on balance sheet optimization, we seek to improve returns and consistency in cash flow generation. In addition, we continue to evaluate and execute actions intended to streamline the organization and our cost structure, driving improvements in profitability. During the first nine months of 2024, we continued to take actions to streamline our overhead structure, which has contributed to a $5.5 million year-over-year reduction in selling, general and administrative expenses (“SG&A”) for the first nine months of 2024, while incurring $0.6 million of severance costs. SG&A as a percentage of revenues was 22.1% for the first nine months of 2024 compared to 25.3% for the first nine months of 2023. Further, with the recent completion of the sale of the Fluids Systems business, we expect to further streamline overhead costs, with the goal of driving SG&A as a percentage of revenue to a mid-teens range by early 2026.
•Prioritize Return of Capital – We are committed to maintaining a strong balance sheet, using excess cash generation to reduce our debt and return value to our shareholders. Following completion of the Sale Transaction, we have $43 million of cash and total debt of $14 million as of September 30, 2024. In February 2024, our Board of Directors replaced our existing share repurchase program with a new program for repurchases of common stock up to $50.0 million. For the first nine months of 2024, our share repurchase program was restricted due to the Fluids Systems sale process.
Segment Overview
Our Industrial Solutions segment provides temporary worksite access solutions, including the rental of our recyclable composite matting systems, along with related site construction and services to customers in various markets including power transmission, oil and natural gas exploration and production (“E&P”), pipeline, renewable energy, petrochemical, construction and other industries, primarily in the United States and United Kingdom. We also sell our manufactured recyclable composite mats to customers around the world, with power transmission being the primary end-market. For the first nine months of 2024, 65% of revenues were derived from rental and service activities while 35% of revenues were derived from the sale of our manufactured worksite access products.
The expansion of our business, particularly within the power transmission and other infrastructure markets remains a strategic priority for us. We expect customer activity, particularly in the power transmission sector, will remain robust in the coming years, driven in part by the impacts of the U.S. energy transition and the increasing investment in grid reliance initiatives. For the first nine months of 2024, approximately 60% of revenues were from customers in the power transmission sector. Further, we believe there is meaningful opportunity to expand our market share within the temporary worksite access market, as our recyclable composite mats provide superior work surface and economics relative to timber-based products, which has historically been the primary solution utilized for temporary worksite access across industries.
We previously operated a second reportable segment, Fluids Systems, which we exited in the third quarter of 2024 as described further below. The Fluids Systems segment provided drilling and completion fluids products and related technical services to customers for oil, natural gas, and geothermal projects primarily in Europe, the Middle East and Africa, and North America, as well as certain countries in Asia Pacific.
On September 13, 2024, we completed the sale of the equity interests in one of our subsidiaries which held substantially all of the Company’s Fluids Systems segment (“Sale Transaction”) to SCF Partners, a leading private equity firm serving the global energy industry (the “Purchaser”). The results of operations of the Fluids Systems segment are reported in discontinued operations in the condensed consolidated statements of operations. All results and information in the consolidated financial statements are presented for our continuing operations and exclude Fluids Systems unless otherwise noted specifically as discontinued operations. See Note 2 for additional information.

Third Quarter of 2024 Compared to Third Quarter of 2023
Consolidated Results of Operations
Summarized results of operations for the third quarter of 2024 compared to the third quarter of 2023 are as follows:

	Third Quarter		2024 vs 2023
(In thousands)	2024	2023	$	%
Revenues	$44,207	$57,262	$(13,055)	(23)%
Cost of revenues	32,067	37,602	(5,535)	(15)%
Selling, general and administrative expenses	11,005	13,910	(2,905)	(21)%
Other operating (income) loss, net	(99)	(523)	424	NM
Operating income from continuing operations	1,234	6,273	(5,039)	(80)%

Foreign currency exchange (gain) loss	(562)	514	(1,076)	NM
Interest expense, net	943	1,017	(74)	(7)%
Income from continuing operations before income taxes	853	4,742	(3,889)	(82)%

Provision (benefit) for income taxes from continuing operations	(14,016)	2,062	(16,078)	NM
Income from continuing operations	14,869	2,680	12,189	NM
Income (loss) from discontinued operations	(189,167)	4,990	(194,157)	NM
Net income (loss)	$(174,298)	$7,670	$(181,968)	NM
Summarized financial information for our reportable segment is shown in the following table:

	Third Quarter		2024 vs 2023
(In thousands)	2024	2023	$	%
Revenues
Rental and service revenues	$32,408	$38,065	$(5,657)	(15)%
Product sales revenues	11,799	19,197	(7,398)	(39)%
Total revenues (Industrial Solutions)	$44,207	$57,262	$(13,055)	(23)%

Operating income (loss) from continuing operations
Industrial Solutions	$7,286	$14,336	$(7,050)
Corporate office	(6,052)	(8,063)	2,011
Total operating income from continuing operations	$1,234	$6,273	$(5,039)

Segment operating margin
Industrial Solutions	16.5%	25.0%
Revenues
Revenues decreased 23% to $44.2 million for the third quarter of 2024, compared to $57.3 million for the third quarter of 2023. Rental and service revenues decreased $5.7 million (15%) for the third quarter of 2024. Rental revenues decreased $1.5 million (7%) primarily attributable to higher summer seasonality impacts as compared to historical experience, caused by exceptionally hot and dry weather, particularly in the southern U.S., along with certain customer rental project delays. Service revenues decreased $4.2 million, attributable to the timing and mix of service included within customer rental projects. Product sales revenues decreased $7.4 million (39%) for the third quarter of 2024, as sales volumes typically fluctuate based on the timing of customer projects and orders. The majority of the third quarter 2024 and 2023 revenues were derived from customers in the power transmission sector.

Following the more pronounced seasonal slowdown in customer projects in the third quarter of 2024, we expect revenues to meaningfully improve in the fourth quarter of 2024, benefitting from higher customer rental project activity and product sales.
Cost of revenues
Cost of revenues decreased 15% to $32.1 million for the third quarter of 2024, compared to $37.6 million for the third quarter of 2023. This $5.5 million decrease was primarily driven by the 23% decrease in revenues described above. The decrease in cost of revenues was lower than the decline in revenues due primarily to the relatively fixed cost structure of our manufacturing and rental operations. In addition, cost of revenues for the third quarter of 2024 was negatively impacted by an unscheduled downtime event on one of the production lines at our manufacturing facility.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $2.9 million to $11.0 million for the third quarter of 2024, compared to $13.9 million for the third quarter of 2023. The third quarter of 2023 included a $1.9 million charge to reflect higher projected long-term management incentives driven by our relative total shareholder return versus our peer group, and $0.5 million of severance costs associated with restructuring actions. The remaining decrease was primarily driven by lower personnel expense resulting from efforts to streamline the overhead structure. Selling, general and administrative expenses as a percentage of revenues was 24.9% for the third quarter of 2024 compared to 24.3% for the third quarter of 2023.
Other operating (income) loss, net
Other operating (income) loss, net, primarily includes gains and losses on sales of assets.
Foreign currency exchange
Foreign currency exchange was a $0.6 million gain for the third quarter of 2024 compared to a $0.5 million loss for the third quarter of 2023 and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies, principally related to our U.K. operations.
Interest expense, net
Interest expense was $0.9 million for the third quarter of 2024 compared to $1.0 million for the third quarter of 2023. The third quarter of 2024 includes a $0.5 million non-cash write off of debt issuance costs associated with our September 2024 ABL Facility amendment. Discontinued operations also includes an allocation of interest expense on corporate debt. Such allocated interest expense totaled $0.5 million and $0.6 million for the third quarter of 2024 and 2023, respectively.
As a result of the Fluids Systems sale in September 2024, we ended the third quarter of 2024 with total cash of approximately $43 million and total debt of approximately $14 million and expect to generate net interest income in the near-term.
Provision (benefit) for income taxes from continuing operations
The benefit for income taxes from continuing operations was $14.0 million for the third quarter of 2024 compared to a provision for income taxes from continuing operations of $2.1 million for the third quarter of 2023. The third quarter of 2024 includes a $14.6 million benefit primarily related to the release of valuation allowances on U.S. net operating losses and tax credit carryforwards that are now expected to be realized following the sale of the Fluids Systems business.
Income (loss) from discontinued operations
Income (loss) from discontinued operations was related to the former Fluids Systems segment, which was sold in the third quarter of 2024. The loss from discontinued operations for the third quarter of 2024 includes the loss on sale of the segment of $195.7 million. See Note 2 for additional information.

Industrial Solutions operating income
The Industrial Solutions segment generated operating income of $7.3 million for the third quarter of 2024, compared to $14.3 million for the third quarter of 2023. The decrease in segment operating income is primarily attributable to the lower revenues, as well as an estimated $1.3 million unfavorable impact caused by an unscheduled downtime event on one of the production lines at our manufacturing facility during the third quarter of 2024.
Corporate office
Corporate office expenses decreased $2.0 million to $6.1 million for the third quarter of 2024, compared to $8.1 million for the third quarter of 2023. The third quarter of 2023 included a $1.5 million charge to reflect higher projected long-term management incentives driven by our relative total shareholder return versus our peer group, as well as $0.3 million of severance costs associated with restructuring actions. The remaining decrease was primarily driven by lower personnel expense resulting from efforts to streamline the overhead structure.

First Nine Months of 2024 Compared to First Nine Months of 2023
Consolidated Results of Operations
Summarized results of operations for the first nine months of 2024 compared to the first nine months of 2023 are as follows:

	First Nine Months		2024 vs 2023
(In thousands)	2024	2023	$	%
Revenues	$159,965	$161,193	$(1,228)	(1)%
Cost of revenues	105,358	104,528	830	1%
Selling, general and administrative expenses	35,335	40,834	(5,499)	(13)%
Other operating (income) loss, net	(1,435)	(1,032)	(403)	NM
Operating income from continuing operations	20,707	16,863	3,844	23%

Foreign currency exchange (gain) loss	170	(172)	342	NM
Interest expense, net	2,612	3,154	(542)	(17)%
Income from continuing operations before income taxes	17,925	13,881	4,044	29%

Provision (benefit) for income taxes from continuing operations	(9,626)	4,900	(14,526)	NM
Income from continuing operations	27,551	8,981	18,570	NM
Income (loss) from discontinued operations	(186,516)	6,011	$(192,527)	NM
Net income (loss)	$(158,965)	$14,992	$(173,957)	NM
Summarized financial information for our reportable segment is shown in the following table:

	First Nine Months		2024 vs 2023
(In thousands)	2024	2023	$	%
Revenues
Rental and service revenues	$103,985	$114,374	$(10,389)	(9)%
Product sales revenues	55,980	46,819	9,161	20%
Total revenues (Industrial Solutions)	$159,965	$161,193	$(1,228)	(1)%

Operating income (loss) from continuing operations
Industrial Solutions	$39,614	$41,593	$(1,979)
Corporate office	(18,907)	(24,730)	5,823
Total operating income from continuing operations	$20,707	$16,863	$3,844

Segment operating margin
Industrial Solutions	24.8%	25.8%
Revenues
Revenues decreased 1% to $160.0 million for the first nine months of 2024, compared to $161.2 million for the first nine months of 2023. Rental and service revenues decreased $10.4 million (9%) for the first nine months of 2024. Rental revenues increased $0.5 million (1%) primarily due to higher rental volume partially offset by lower pricing. Service revenues decreased $10.9 million (21%), primarily attributable to the timing and mix of service included within customer rental projects. Product sales revenues increased $9.2 million (20%) for the first nine months of 2024, which we believe reflects an increasing customer preference for manufactured composite matting products relative to timber-based products that have historically been used for temporary worksite access. The majority of the first nine months 2024 and 2023 revenues are derived from customers in the power transmission sector.

Cost of revenues
Cost of revenues increased slightly for the first nine months of 2024 compared to the first nine months of 2023, and includes the impact of a third quarter 2024 unscheduled downtime event on one of the production lines at our manufacturing facility.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $5.5 million to $35.3 million for the first nine months of 2024, compared to $40.8 million for the first nine months of 2023. The first nine months of 2023 included $1.4 million of costs related to strategic planning projects. The remaining decrease was primarily driven by lower performance-based incentives and other personnel expense resulting from efforts to streamline the overhead structure, as well as lower severance costs. Selling, general and administrative expenses as a percentage of revenues was 22.1% for the first nine months of 2024 compared to 25.3% for the first nine months of 2023.
Other operating (income) loss, net
Other operating (income) loss, net primarily includes gains associated with the sale of assets. In addition, the first nine months of 2024 includes a $0.6 million gain related to a legal settlement.
Foreign currency exchange
Foreign currency exchange was a $0.2 million loss for the first nine months of 2024 compared to a $0.2 million gain for the first nine months of 2023 and reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies, principally related to our U.K. operations.
Interest expense, net
Interest expense was $2.6 million for the first nine months of 2024 compared to $3.2 million for the first nine months of 2023. The decrease in interest expense is primarily due to a decrease in average debt outstanding. The third quarter of 2024 includes a $0.5 million non-cash write off of debt issuance costs associated with our September 2024 ABL Facility amendment. Discontinued operations also includes an allocation of interest expense on corporate debt. Such interest expense totaled $1.4 million and $1.9 million for the first nine months of 2024 and 2023, respectively.
Provision (benefit) for income taxes from continuing operations
The benefit for income taxes from continuing operations was $9.6 million for the first nine months of 2024 compared to a provision for income taxes of $4.9 million for the first nine months of 2023. The third quarter of 2024 includes a $14.6 million benefit primarily related to the release of valuation allowances on U.S. net operating losses and tax credit carryforwards that are now expected to be realized following the sale of the Fluids Systems business.
Industrial Solutions operating income
The Industrial Solutions segment generated operating income of $39.6 million for the first nine months of 2024 compared to $41.6 million for the first nine months of 2023. The decrease in segment operating income is primarily attributable to the lower revenues, as well as an estimated $1.3 million unfavorable impact costs caused by an unscheduled downtime event on one of the production lines at our manufacturing facility during the third quarter of 2024.
Corporate office
Corporate office expenses decreased $5.8 million to $18.9 million for the first nine months of 2024, compared to $24.7 million for the first nine months of 2023. The first nine months of 2023 included $1.4 million of costs related to strategic planning projects as well as $1.2 million of severance expense associated with restructuring actions. The remaining decrease was primarily driven by lower performance-based incentives and other personnel expense resulting from efforts to streamline the overhead structure.

Liquidity and Capital Resources
Net cash provided by operating activities was $42.3 million for the first nine months of 2024 compared to $63.8 million for the first nine months of 2023. Operating cash flow for the first nine months of 2023 benefited from the wind down of working capital associated with the fourth quarter 2022 divestiture transactions. During the first nine months of 2024, net income adjusted for non-cash items provided cash of $39.0 million and changes in working capital provided cash of $3.3 million.
Net cash provided by investing activities was $23.1 million for the first nine months of 2024, which includes $48.5 million in initial net proceeds from the sale of the Fluids Systems business. These proceeds were partially offset by capital expenditures of $29.9 million in the first nine months of 2024, the substantial majority of which were directed to expanding our mat rental fleet.
Net cash used in financing activities was $60.8 million for the first nine months of 2024, and primarily relates to net repayments on our Amended ABL Facility and other financing arrangements.
Following completion of the Sale Transaction in September 2024, substantially all of our $42.9 million of cash on hand at September 30, 2024 resides in the U.S. We primarily manage our liquidity utilizing cash on hand and availability under our Amended ABL Facility and other existing financing arrangements.
We expect total availability under the Amended ABL Facility to fluctuate directionally based on the level of eligible U.S. accounts receivable, inventory, and composite mats included in the rental fleet. We expect cash on hand, the projected availability under our Amended ABL Facility and other existing financing arrangements, and cash generated by operations to be adequate to fund our current operations during the next 12 months.
We anticipate that future working capital requirements for our operations will generally fluctuate directionally with revenues. We expect capital expenditures in 2024 to be $37 million to $40 million, with spending heavily focused on the expansion of our mat rental fleet to further support the utilities market penetration. We also expect to use a portion of our existing liquidity to return value to our shareholders and pursue our long-term strategic initiatives.
Our capitalization is as follows:

(In thousands)	September 30, 2024	December 31, 2023
Amended ABL Facility	$—	$45,000
Other debt	13,984	17,085
Unamortized discount and debt issuance costs	(21)	(56)
Total debt	$13,963	$62,029

Stockholders’ equity	316,454	415,364
Total capitalization	$330,417	$477,393

Total debt to capitalization	4.2%	13.0%
Asset-Based Loan Facility. In October 2017, we entered into a U.S. asset-based revolving credit agreement, which was amended in March 2019, amended and restated in May 2022, and further amended and restated in September 2024 (the “Amended ABL Facility”). The Amended ABL Facility provides financing of up to $100.0 million available for borrowings (inclusive of letters of credit), which can be increased up to $250.0 million, subject to certain conditions. The Amended ABL Facility has a five-year term expiring May 2027, is based on a Bloomberg Short-Term Bank Yield Index (“BSBY”) pricing grid, and includes a mechanism to incorporate a sustainability-linked pricing framework with the consent of the required lenders (as defined in the Amended ABL Facility). The BSBY rate will be replaced with Term SOFR (Secured Overnight Financing Rate) beginning in November 2024.
As of September 30, 2024, our total availability under the Amended ABL Facility was $58.3 million, with no outstanding borrowings and $2.0 million was used for outstanding letters of credit, resulting in remaining availability of $56.3 million.
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
As of September 30, 2024, the applicable margin for borrowings under the Amended ABL Facility was 1.50% with respect to BSBY borrowings and 0.50% with respect to base rate borrowings, and the applicable commitment fee on the unused portion of the Amended ABL Facility was 0.375% per annum.
The September 2024 amendment, among other things, (i) released Newpark Drilling Fluids from its obligations as a borrower under the Credit Agreement, (ii) reduced the aggregate commitments under the Credit Agreement from $175 million to $100 million, (iii) reduced the aggregate letter of credit sublimit under the Credit Agreement from $15 million to $10 million, (iv) provided that the financial covenant requiring the Consolidated Leverage Ratio (as defined in the Credit Agreement) to be less than or equal to 4.00 to 1.00 is tested for each fiscal quarter (beginning the fiscal quarter ending June 30, 2024), instead of being tested only when availability under the Credit Agreement is below 40% of the borrowing base, (v) consented to the Sale Transaction and (vi) decreased certain other thresholds proportionally with the decreased commitments under the Credit Agreement. The Amended ABL Facility also requires a minimum fixed charge coverage ratio of 1.00 to 1.00 for the most recently completed four fiscal quarters.
The Amended ABL Facility is a senior secured obligation of the Company and certain of our U.S. subsidiaries constituting borrowers thereunder, secured by a first priority lien on substantially all of the personal property and certain real property of the borrowers, including a first priority lien on certain equity interests of direct subsidiaries of the borrowers.
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
Other Financing Arrangements. In April 2022, our U.K. subsidiary entered a £7.0 million term loan and a £2.0 million revolving credit facility. Both the term loan and revolving credit facility mature in April 2025 and bear interest at a rate of Sterling Overnight Index Average plus a margin of 3.25% per year. As of September 30, 2024, the interest rate for the U.K. facilities was 8.2%. In October 2024, all amounts outstanding under the term loan and revolving credit facility were repaid, and both were terminated.
We also maintain finance leases primarily related to transportation equipment. During the first nine months of 2024, we entered $3.5 million of new finance lease liabilities in exchange for leased assets.
In addition, at September 30, 2024, we had $5.4 million in outstanding letters of credit, performance bonds, and other guarantees for which certain of the letters of credit are collateralized by $0.5 million in restricted cash.
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

For additional discussion of our critical accounting estimates and policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023. Except as disclosed below, our critical accounting estimates and policies have not materially changed since December 31, 2023.
Sale of Fluids Systems Business
In September 2024, we completed the sale of the Fluids Systems business. See Note 2 for additional information. In connection with recognizing the loss on the Sale Transaction included in discontinued operations, we made certain estimates in determining the amounts of deferred consideration due from the Purchaser and estimated liabilities due to the Purchaser. Estimated deferred consideration due from the Purchaser is related to the contractual working capital adjustment expected to be finalized in the fourth quarter of 2024 and certain estimated receivables primarily for pre-closing tax assets expected to be realized in 2025. Estimated liabilities due to the Purchaser includes certain payables for pre-closing tax liabilities and obligations attributable to the Fluids Systems business expected to be substantially settled in 2025 as well as an estimated liability for contractual indemnifications related to various pre-closing contingencies of the Fluids Systems business.
Our estimates for the fair value of deferred consideration due from the Purchaser and liabilities due to the Purchaser required us to make judgments regarding the likelihood of possible outcomes and cash flows and the ultimate resolution of such matters. These judgments are uncertain in that they require assumptions about the potential outcomes and may change. Depending on the actual outcomes of such matters, or changes in these assumptions, the estimated amounts recognized for deferred consideration due from the Purchaser and estimated liabilities due to the Purchaser may change and any income or expense associated with such changes will be presented in discontinued operations.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates and changes in foreign currency exchange rates. A discussion of our primary market risk exposure in financial instruments is presented below.
Interest Rate Risk
We are primarily exposed to interest rate risk through our Amended ABL Facility and a U.K. term loan and credit facility, each of which are subject to variable interest rates as determined by the respective debt agreements. At September 30, 2024, we had total principal amounts outstanding under financing arrangements of $14.0 million, but no borrowings under our Amended ABL Facility. At September 30, 2024, we had $5.5 million of borrowings under the U.K. term loan and credit facility. In October 2024, all amounts outstanding under the term loan and revolving credit facility were repaid, and both were terminated.
Foreign Currency Risk
As a result of the Fluids Systems sale in September 2024, our principal foreign operations are currently conducted in the U.K. We have foreign currency exchange risks associated with these operations, which are conducted principally in British pounds. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024, the end of the period covered by this quarterly report.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    Risk Factors
There have been no material changes during the period ended September 30, 2024 to our “Risk Factors” as discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, other than the risk factors listed below and to the extent our “Risk Factors” as discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 are impacted by the Sale Transaction.
Risks Related to our Recently Completed Sale of the Fluids Systems Business
On September 13, 2024, we completed the sale of the equity interests in one of our subsidiaries which held substantially all of the Company’s Fluids Systems segment. We are subject to a number of risks associated with the sale of the Fluids Systems business, including risks associated with (i) our requirement to provide certain transition services in connection with the Sale Transaction and any issues, delays or complications in completing such services, including the incurrence of unanticipated costs to complete such services, (ii) the diversion of management’s attention away from the operations of our retained business; and (iii) any required payments of indemnification obligations under the Sale Transaction agreement for retained liabilities.
As a result of the Sale Transaction, we may incur or experience various adverse effects, including but not limited to (i) greater costs or realize fewer benefits than anticipated under the Sale Transaction agreement, (ii) operational or commercial difficulties segregating the divested assets from our retained assets, (iii) disputes with the Purchaser regarding the nature and sufficiency of the transition services we provide, (iv) higher vendor costs due to reduced economies of scale or other similar dis-synergies, (v) modified, terminated or scaled back relationships with our existing customers or difficulty in attracting prospective customers, (vi) loss or difficulty in retaining employees due to concerns over future job security or responsibilities, or (vii) losses or increased inefficiencies from stranded or underutilized assets. Any of these risks could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
The Fluids Systems business generated approximately 72% of total combined company revenue for the year ended December 31, 2023, and approximately 76% of total combined company revenue for the year ended December 31, 2022. Accordingly, our future financial results will differ materially from our previous results since our future financial results are dependent solely on our Industrial Solutions business. Any downturn in our Industrial Solutions business could have a material adverse effect on our future financial condition, results of operations, and cash flows. There can be no guarantee that the sale of the Fluids Systems business will result in stronger long-term financial and operational results for our remaining business.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
a)Not applicable
b)Not applicable
c)The following table details our repurchases of shares of our common stock for the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs ($ in Millions)
July 2024	—	$—	—	$50.0
August 2024	—	$—	—	$50.0
September 2024	19,710	$8.23	—	$50.0
Total	19,710		—
Our Board of Directors has authorized a securities repurchase program available for repurchases of our common stock. In February 2024, our Board of Directors replaced the prior program with a new repurchase program for repurchases of common stock up to $50.0 million.
Our repurchase program is available to purchase outstanding shares of our common stock in the open market or as otherwise determined by management, subject to certain limitations under the Amended ABL Facility and other factors. The repurchase program has no specific term. Future repurchases are expected to be funded from operating cash flows and available cash on hand. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934.
There were no shares of common stock were repurchased under the repurchase program during the three months ended September 30, 2024. As of September 30, 2024, we had $50.0 million remaining under the program.
During the three months ended September 30, 2024, we purchased an aggregate of 19,710 shares surrendered in lieu of taxes under vesting of restricted shares.
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
Insider Trading Arrangements
During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.    Exhibits
The exhibits listed are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

†2.1
Purchase Agreement, dated as of September 13, 2024, by and between Newpark Resources, Inc. and Newpark Fluids Systems LLC, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 17, 2024 (SEC File No. 001-02960).

10.1
First Amendment to Second Amended and Restated Credit Agreement dated September 13, 2024 by and among Newpark Resources, Inc., Newpark Drilling Fluids LLC, Newpark Mats & Integrated Services LLC, Newpark Mineral Grinding LLC, Dura-Base Nevada, Inc. and Newpark Real Estate Holdings LLC, as borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other Lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 17, 2024 (SEC File No. 001-02960).

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
*     Filed herewith.
**   Furnished herewith.
† Schedules and exhibits have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Newpark will furnish copies of such schedules and exhibits to the U.S. Securities Exchange Commission upon request. Portions of this exhibit are redacted pursuant to Item 601(b)(2)(ii) of Regulation S-K. Newpark will promptly furnish supplementally an unredacted copy of the exhibit to the U.S. Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2024

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