Form 10-K
period 2024-12-31
NPK International Inc.
filed 2025-02-28
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 001-02960
NPK International Inc.
(Exact name of registrant as specified in its charter)

Delaware		72-1123385
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

9320 Lakeside Boulevard,	Suite 100
The Woodlands,	Texas	77381
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (281) 362-6800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	NPKI	New York Stock Exchange
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
Yes ☐      No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of June 30, 2024, was $686.6 million. The aggregate market value has been computed by reference to the closing sales price on such date, as reported by The New York Stock Exchange.
As of February 21, 2025, a total of 86,554,486 shares of common stock, $0.01 par value per share, were outstanding.
Documents Incorporated by Reference:
Pursuant to General Instruction G(3) to this Form 10-K, the information required by Items 10, 11, 12, 13 and 14 of Part III hereof is incorporated by reference from the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders.

NPK INTERNATIONAL INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2024

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

PART I
ITEM 1. Business
General
NPK International Inc. is a temporary worksite access solutions company that manufactures, sells, and rents recyclable composite matting products, along with a full suite of services, including planning, logistics, and site restoration. In 2024, 67% of our revenues were generated from the rental of our recyclable composite matting systems, along with related site construction and services to customers in various markets including power transmission, oil and natural gas exploration and production (“E&P”), pipeline, renewable energy, petrochemical, construction and other industries within the United States and United Kingdom. The remaining 33% of our 2024 revenues were generated from the sale of our manufactured recyclable composite mats to customers around the world, with power transmission being the primary end-market.
We previously operated a Fluids Systems business, which was historically reported as a separate operating segment, that provided drilling and completion fluids products and related technical services to customers for oil, natural gas, and geothermal projects primarily in Europe, the Middle East and Africa, and North America, as well as certain countries in Asia Pacific. On September 13, 2024, we completed the sale of the equity interests in substantially all of the Company’s Fluids Systems segment (the “Sale Transaction”) to SCF Partners, a leading private equity firm serving the global energy industry (the “Purchaser”). The results of operations of Fluids Systems are reported in discontinued operations in the consolidated statements of operations. All results and information in the consolidated financial statements and related notes in this Form 10-K are presented for our continuing operations and exclude Fluids Systems unless otherwise noted specifically as discontinued operations. See Note 2 for additional information.
NPK International Inc., formerly known as Newpark Resources, Inc., was organized in 1932 as a Nevada corporation. In 1991, we changed our state of incorporation to Delaware. On December 9, 2024, we changed our name to NPK International Inc. Our principal executive offices are located at 9320 Lakeside Boulevard, Suite 100, The Woodlands, Texas 77381. Our telephone number is (281) 362-6800. You can find more information about us on our website located at www.npki.com. We file or furnish annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”). Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge through our website. These reports are available as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the SEC. Our Code of Ethics, our Corporate Governance Guidelines, our Audit Committee Charter, our Compensation Committee Charter, and our Environmental, Social and Governance Committee Charter are also posted to the governance section of our website. We make our website content available for informational purposes only. It should not be relied upon for investment purposes, nor is any information contained on our website incorporated by reference in this Form 10-K. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.
When referring to NPK International Inc. (“NPK,” the “Company,” “we,” “our,” or “us”), the intent is to refer to NPK International Inc. and its subsidiaries as a whole. The reference to a “Note” herein refers to the accompanying Notes to Consolidated Financial Statements contained in Item 8 “Financial Statements and Supplementary Data.”

Strategy
Our long-term strategy includes key foundational elements that are intended to enhance long-term shareholder value creation:
•Accelerate Organic Growth – We seek to accelerate revenue growth through the expansion of our high-return rental business, which includes a combination of geographic expansion to new growth territories, primarily within the U.S., while also expanding customer market share within currently-served markets, and/or expanding our offering into adjacent products or services that are valued by our customers and leverage our core competencies. We prioritize investment capital to support this objective, where over the past several years, we have seen the strong market adoption of our specialty rental products and differentiated service offering.
•Pursue Inorganic Growth – We seek to accelerate our growth and enhance shareholder value through strategically-aligned inorganic actions, leveraging our scale to increase our value and relevance to customers.
•Drive Operational Efficiency – We are focused on efficiency improvements and operating cost optimization across every aspect of our business. With a simplified business model, we continue to evaluate and execute actions intended to streamline the organization and our cost structure, driving improvements in profitability.
•Enhance Return on Capital – We are committed to maintaining a strong balance sheet, prioritizing organic investment to expand our rental business while evaluating accretive inorganic growth opportunities to accelerate growth and returning excess cash generation via programmatic share repurchases.
Industry Fundamentals and Customers
The demand for temporary worksite access from customers in the industries we serve is driven, in part, by infrastructure construction and maintenance activity levels within the United States and United Kingdom. Approximately 55% of our 2024 rental and service revenues were derived from customers in the power transmission sector and we expect customer activity in this sector will grow over the next several years, driven in part by the impacts of increasing energy demand and required investments in grid reliance initiatives, due to the aging grid infrastructure. Product sales largely reflect sales to service companies supporting the power transmission market as well as utility companies, with product sales levels and customer mix typically fluctuating based on the timing of customer projects and orders. For 2024, 67% of our revenues were derived from rental and service activities while 33% of our revenues were derived from the sale of our manufactured worksite access products.
During 2024, approximately 67% of our revenues were derived from our 20 largest customers, of which our largest customer represented 19% of our revenues. Revenues from our largest customer were driven by product sales, which vary from year to year, as discussed above. We also generated 94% of our revenues domestically during 2024. Typically, we perform services either under short-term contracts or rental service agreements. As most agreements with our customers are cancellable upon short notice, our backlog is not significant. We do not derive a significant portion of our revenues from government contracts.

Raw Materials
The resins, chemicals, and other materials used to manufacture our recyclable composite mats are widely available. High Density Polyethylene (“HDPE”) is the largest material component in the manufacturing of our recyclable composite mat products. We believe that our sources of supply for materials used in our business are adequate for our needs. We are not dependent upon any one supplier, and we have not encountered significant shortages or delays in obtaining any raw materials. In recent years, we have also expanded the use of alternative materials, including recycled materials in our manufacturing process, which we believe provides further protection against potential shortages of virgin raw materials. During 2024, our manufacturing operations consumed approximately 1.1 million pounds of recycled resin.
Technology
We have certain patents related to the design and manufacturing of our recyclable DURA-BASE® mats and several of the components, as well as other products and systems related to these mats (including the connecting pins and the EPZ Grounding System™). Using proprietary technology and systems is an important aspect of our business strategy. In 2023, we launched our newest generation matting system, the DURA-BASE 800 SeriesTM, which fully integrates into our DURABASE® format and offers a nearly 15% reduction in weight. We believe the lightweight design of our recyclable matting system provides a distinct environmental benefit for our customers as compared to alternative wood mat products in the market, by eliminating deforestation required to produce wood mat products and also reducing CO2 emissions associated with product transportation. While we continue to enhance the performance, environmental, and safety benefits of our products and add to our patent portfolio, we believe that our scale, responsiveness to customers, reputation in the industry with respect to our technical development and know-how, understanding of regulatory requirements, and our ability to deliver superior worksite access solutions also have competitive significance in the markets we serve.
Competition
The rental and services market is fragmented and competitive, with many competitors providing various forms of worksite access products and services. Wood mats and stone continue to be the primary solutions utilized for temporary worksite access across industries, though composite matting solutions continue to gain market share. Yak Mat (United Rentals) is the largest competitor in the rental market, primarily using wood mats. We believe that our recyclable composite mats provide superior work surface and economics relative to timber-based products, providing a meaningful opportunity to expand our market share within the temporary worksite access market. The competitive landscape for composite mat sales is less fragmented than rental and services, with only a few competitors providing various alternatives to our DURA-BASE® composite mat products, including Signature Systems (Myers Industries) and Spartan Mat (Exchange Income Corporation). This is due to many factors, including large capital start-up costs and proprietary technology associated with these products. We believe that the principal competitive factors in our business includes reputation, product capabilities, price, innovation through R&D, and reliability, and that our competitive position is enhanced by our proprietary products, manufacturing expertise, services, and experience.

Human Capital
We believe our greatest assets are our people, and our long-term success depends on our ability to attract, motivate, and retain the highly talented individuals that make up the NPK team, while protecting each other like family and sustaining the environment in which we work. We appreciate our people and their achievements as we recognize they are integral to fully implementing our business strategy, which directly translates to improving our long-term profitability and increasing shareholder value.
We make a commitment to our people through training and development, employee engagement, and community outreach, with competitive pay aligned with pay-for-performance along with various benefits programs.
At December 31, 2024, we employed approximately 460 full and part-time personnel, including 410 in the United States and 50 in the United Kingdom. None of our employees are represented by labor unions. We consider our relations with our employees to be satisfactory and through various company-culture initiatives, strive to reinforce our commitment to our Core Values of safety, integrity, respect, excellence, and accountability.
•Safety: Protecting each other like family while sustaining the environment in which we work.
•Integrity: Acting honestly, ethically, and responsibly in all aspects of our business.
•Respect: Dealing fairly and openly with employees, customers, suppliers and community.
•Excellence: Delivering value through performance, innovation and service quality.
•Accountability: Using good judgment and taking responsibility for our actions.
Governmental Regulations
Our business exposes us to regulatory risks associated with the various industries that we serve, including governmental regulations relating to the utilities and oil and natural gas industries in general, as well as environmental, health, and safety regulations that have specific application to our business. Our activities are impacted by various federal, state, local, and foreign laws, regulations, and policies related to pollution control, health, and safety programs that are administered and enforced by regulatory agencies.
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
Business and Industry Risks
Risks Related to our Recently Completed Sale of the Fluids Systems Business
On September 13, 2024, we completed the sale of the equity interests in one of our subsidiaries which held substantially all of the Company’s previously operated Fluids Systems business. We are subject to a number of risks associated with the sale of the Fluids Systems business, including risks associated with (i) our requirement to provide certain transition services in connection with the Sale Transaction and any issues, delays or complications in completing such services, including the incurrence of unanticipated costs to complete such services, (ii) the diversion of management’s attention away from the operations of our retained business; and (iii) any required payments of indemnification obligations under the Sale Transaction agreement for retained liabilities.
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
For 2024, through the closing date of the Sale Transaction in September 2024, the Fluids Systems business generated approximately 68% of total combined company revenue (72% and 76% for 2023 and 2022, respectively). Accordingly, our future financial results will differ materially from our previous results since our future financial results are dependent solely on our remaining business. Any downturn in our business could have a material adverse effect on our future financial condition, results of operations, and cash flows. There can be no guarantee that the sale of the Fluids Systems business will result in stronger long-term financial and operational results for our remaining business.
Risks Related to Our Ability to Generate Organic Growth
Our ability to generate organic growth may be affected by, among other factors, our ability to:
•attract new customers;
•increase the number of projects performed for existing customers;
•successfully qualify and bid for new projects;
•hire and retain qualified personnel;
•obtain necessary levels of equipment; and
•adapt the range of products and services we offer to address our customers’ evolving needs.
In addition, our customers may reduce the number or size of projects available to us due to their inability to obtain capital or in response to economic conditions.
Furthermore, the growth of our business is heavily dependent upon the production of our recyclable composite mat products, which in turn is dependent on the operations and capacity of our manufacturing facility in Carencro, Louisiana.
Many of the factors affecting our ability to generate organic growth may be beyond our control, and we cannot be certain that our strategies will be successful or that we will be able to generate cash flow sufficient to fund our operations and to support organic growth. If we are unsuccessful, we may not be able to achieve organic growth, expand our operations or grow our business.

Risks Related to Economic and Market Conditions that May Impact Our Customers’ Future Spending
A substantial portion of our operating income, cash flows, and financial returns are generated from infrastructure construction and maintenance projects, the awarding of which we do not directly control. Infrastructure construction and maintenance historically has experienced cyclical fluctuations and unpredictable changes in project timing due to economic recessions, downturns in business cycles of our customers, material shortages, labor shortages, price increases by subcontractors, interest rate fluctuations and other economic factors beyond our control. When the general level of economic activity deteriorates, our customers may reduce investments in infrastructure construction and maintenance, or delay or cancel planned projects. Many factors, including the financial condition of the industry, could adversely affect our customers and their willingness to fund capital expenditures in the future.
We also derive revenues from customers in the oil and natural gas industry. Spending by our customers for exploration, development, and production of oil and natural gas is based on a number of factors, including expectations of future hydrocarbon demand, the volatility of energy prices, the risks associated with developing reserves, our customers’ ability to finance exploration and development of reserves, regulatory developments, and the future value of the reserves. Reductions in customer spending levels adversely affect the demand for our products and services, and consequently, our revenues and operating results.
Our customers may also seek to implement measures aimed at greater cost savings, which may include the acceptance of lesser quality products and services in order to improve short term cost efficiencies as opposed to total cost efficiencies. The utilization of these kinds of cost saving measures by our customers could reduce the demand or pricing for our products and services and have a material adverse effect on our business, financial condition, and results of operations.
In addition, economic, regulatory, and market conditions affecting our specific end markets, including import tariffs and other laws and regulations that impact our customers’ ability to obtain materials necessary for their operations, may adversely impact the demand for our services, resulting in the delay, reduction or cancellation of certain projects and these conditions may continue to adversely affect us in the future.
Risks Related to the Effective Management of Our Fleet, Including Our Ability to Properly Manufacture, Safeguard, and Maintain Our Fleet
As of December 31, 2024, our property, plant and equipment includes $122.8 million of rental fleet assets, net of accumulated depreciation, including $112.0 million in the United States and $10.8 million in the United Kingdom. Managing our fleet is a critical element to our rental business. Rental equipment asset management requires anticipating customer needs as well as changes in legislation, regulations, and local permitting in the various markets in which we or our customers operate. Our composite matting systems have long economic lives, and we must cost-effectively safeguard and maintain our fleet to maximize the economic life of the products. In addition, as the needs of our customers change, we may incur costs to relocate our assets to better meet shifts in demand. If the distribution of our assets is not aligned with regional demand, we may be unable to take advantage of rental opportunities in certain regions, despite excess inventory in other regions. If we are not able to successfully manage our mat rental fleet, our business, results of operations and financial condition may be materially adversely affected.
Risks Related to International Operations
Our United Kingdom operations generated approximately 6% of our 2024 consolidated revenues, and represented 6% of our total assets at December 31, 2024. A decline or slowed growth in this region could result in reduced demand for our products and services, which may adversely affect our business, results of operations, and financial condition.
In addition, international operations are subject to a number of risks and uncertainties which could negatively impact our results from operations, including among others:
▪difficulties and cost associated with complying with a wide variety of complex foreign laws, treaties, and regulations;
▪risks associated with failing to comply with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, export laws, and other similar laws applicable to our operations in international markets;
▪our inexperience in certain international markets;
▪political and economic instability;
▪ongoing conflicts in Europe and the Middle East; and
▪fluctuations in foreign currency exchange rates.

These risks and uncertainties may also have the effect of heightening many of the other risks specified in our risk factors or disclosed in our public filings, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, our customers’ activity levels, spending for our products and services, and their ability to pay amounts owed us that could be impacted by the ability of our customers to access equity or credit markets; the cost and continued availability of borrowed funds; and cybersecurity incidents or business system disruptions.
Risks Related to Operating Hazards Present in Our and Our Customers’ Industries and Substantial Liability Claims
We are exposed to significant health, safety, and environmental risks. Our operations, and those of our customers, are subject to hazards present in the electrical utility industry, such as exposure to wildfires, high voltage electrocution, among other risks, as well as hazards in the oil and natural gas industry, such as fires, explosions, blowouts, oil spills, and leaks or spills of hazardous materials. These incidents as well as accidents or problems in normal operations can cause personal injury or death and damage to property or the environment. From time to time, customers seek recovery for damage to their equipment or property that occurred during the course of our service obligations. Damage to our customers’ property and any related spills of hazardous materials could be extensive if a major problem occurs.
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
Risks Related to Contracts that Can Be Terminated or Downsized by Our Customers Without Penalty
Certain of our contracts contain provisions permitting early termination by the customer at their convenience, generally without penalty, and with limited notice requirements. In addition, many of our contracts permit our customers to decrease the products or services without penalty, which could result in a decrease in our revenues and profitability. As a result, you should not place undue reliance on the strength of our customer contracts or the terms of those contracts.
Risks Related to Product Offering and Market Expansion
As a key component of our long-term strategy to diversify our revenue streams, we seek to continue to expand our product and service offerings, including through acquisitions, and enter new customer markets with our existing products. As with any market expansion effort, new customer and product markets require additional capital investment and include inherent uncertainties regarding customer expectations, industry-specific regulatory requirements, product performance, customer-specific risk profiles and competitor responses. In addition, we likely will not have the same level of operational experience with respect to the new customer and product markets as will our competitors. As such, new market entry is subject to a number of risks and uncertainties, which could have an adverse effect on our business, financial condition, or results of operations.

Risks Related to Our Ability to Attract, Retain, and Develop Qualified Leaders, Key Employees, and Skilled Personnel
Our business is highly dependent on our ability to attract and retain highly-skilled product specialists, technical sales personnel, and service personnel. Our failure to attract, retain, and develop qualified leaders and key employees could have a material adverse effect on our business. The market for qualified employees is extremely competitive. If we cannot attract and retain qualified personnel, our ability to compete effectively and grow our business will be severely limited. Also, a significant increase in wages paid by competing employers could result in a reduction in our skilled labor force or an increase in our operating costs.
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
Risks Related to Expanding Our Services in the Utilities Sector, Which May Require Unionized Labor
Although none of our employees are currently represented by labor unions, we may expand our services offered in the utilities sector, the customers of which may require unionized labor. If we, a subsidiary, or a business partner were to have a unionized workforce, we may be subject to strikes or work stoppages, wage and hour regulations, or other regulations associated with a collective bargaining agreement, which could adversely impact our relationships with our customers and cause us to lose business and could result in an increase in our operating costs.
Risks Related to the Price and Availability of Raw Materials
Our ability to provide products and services to our customers is dependent upon our ability to obtain raw materials necessary to operate our business. These raw materials may be impacted by periodic supply chain disruptions and, particularly during times of high demand, there may be delays in the arrival of or otherwise constrain our supply of raw materials. These constraints could have a material adverse effect on our business and consolidated results of operations. In addition, price increases, whether as a result of inflation, geopolitical issues, or otherwise, imposed by our vendors for raw materials used in our business and the inability to pass these increases through to our customers could have a material adverse effect on our business and results of operations.
Our business is highly dependent on the availability of HDPE, which is the primary raw material used in the manufacture of our recyclable composite mats. Our costs can vary based on the energy costs of the producers of HDPE, demand for this material, and the capacity or operations of the plants used to make HDPE. We may not be able to increase our customer pricing to cover the cost increases that we have experienced, which could result in a reduction in future profitability.
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
Risks Related to Capital Investments and Business Acquisitions
Our ability to successfully execute our business strategy will depend, among other things, on our ability to make capital investments and complete acquisitions which provide us with financial benefits and operational synergies. These investments and acquisitions are subject to a number of risks and uncertainties, including:
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
Any of the factors above could have an adverse effect on our business, financial condition, or results of operations. Additionally, the anticipated benefits of a capital investment or acquisition may not be realized fully or at all, or may take longer to realize than expected. We may incur substantial indebtedness to make capital investments or finance future acquisitions, and we also may issue equity, debt or convertible securities in connection with any such acquisitions. The use of cash for acquisitions may adversely affect our cash available for capital investments and other uses, the incurrence of additional debt may limit our financial flexibility, and the issuance of additional equity or convertible securities could be dilutive to existing stockholders.
Risks Related to Market Competition
We face competition and compete vigorously on product performance and/or price. Many of our competitors provide various forms of worksite access products and services. More recently, several competitors have begun marketing composite products to compete with our DURA-BASE® matting system. In addition, there have been recent acquisitions of certain key competitors that provide temporary worksite access product manufacturing and rentals by larger, well-capitalized companies, potentially heightening this competition.
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
In addition, certain customer contracts are awarded through a competitive bidding process. The strong competition in our markets requires maintaining skilled personnel and investing in technology and also puts pressure on profit margins. We do not obtain contracts from all of our bids and our inability to win bids at acceptable profit margins would adversely affect our business and results of operations.
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
In addition, we may from time to time engage in expensive and time-consuming litigation to determine the enforceability, scope, and validity of our patent rights. In addition, we can seek to enforce our rights in trade secrets, or “know-how,” and other proprietary information and technology in the conduct of our business. However, it is possible that our competitors may infringe upon, misappropriate, violate or challenge the validity or enforceability of our intellectual property, and we may not be able to adequately protect or enforce our intellectual property rights in the future.
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

Risks Related to Severe Weather, Natural Disasters, and Seasonality
We have significant operations located in market areas that are negatively impacted by severe adverse weather events or natural disasters. A potential result of climate change is more frequent or more severe weather events or natural disasters. To the extent such weather events or natural disasters become more frequent or severe, disruptions to our business and costs to repair damaged facilities could increase.
These severe weather events or natural disasters, such as excessive rains, hurricanes, fires, or droughts, could disrupt our operations and result in damage to our properties, including our manufacturing facility and technology center located in Carencro, Louisiana. Additionally, there are markets in which our operations are subject to seasonality such as summer in the U.S., where utility companies typically reduce maintenance project activity on the transmission grid due to elevated consumer electricity demand.
Severe weather, natural disasters, and seasonality could adversely affect our or our customers’ financial condition, results of operations and cash flows.
Risks Related to Public Health Crises, Epidemics, and Pandemics
The effects of future public health crises, epidemics, and pandemics may result in a significant and swift reduction in U.S. and international economic activity, including adversely affecting the demand for our products and services. If we encounter a significant and prolonged reduction in demand for our products and services, we plan to take (and have in the past taken) actions aimed at protecting our liquidity and reshaping the business for the market changes, including the sale of assets from our rental fleet, and reducing our workforce and cost structure. However, our business contains high levels of fixed costs, including significant facility and personnel expenses, which limits the effectiveness of such actions. The extent to which our operating and financial results are affected by a public health crisis, epidemic or pandemic will depend on various factors beyond our control, such as the duration and scope of such event, including any resurgences and the emergence and spread of a subject pathogen; actions taken by businesses and governments in response to such event; and the speed and effectiveness of responses to combat the subject pathogen, including the availability and public acceptance of effective treatments or vaccines, and how quickly and to what extent normal economic activity can resume, all of which are highly uncertain and cannot be predicted. Any such public health crisis, epidemic or pandemic could also materially and adversely impact our operating and financial results in a manner that is not currently known to us or that we do not currently consider as presenting material risks to our operations.
Indebtedness Risks
Risks Related to the Cost and Continued Availability of Borrowed Funds, including Risks of Noncompliance with Debt Covenants
We use borrowed funds as an integral part of our long-term capital structure and our future success is dependent upon continued access to borrowed funds to support our operations. The availability of borrowed funds on reasonable terms is dependent on the condition of credit markets and financial institutions from which these funds are obtained. Adverse events in the financial markets may significantly reduce the availability of funds, which may have an adverse effect on our cost of borrowings and our ability to fund our business strategy. Our ability to meet our debt service requirements and the continued availability of funds under our existing or future loan agreements is dependent upon our ability to generate operating income and generate sufficient cash flow to remain in compliance with the covenants in our debt agreements. This, in turn, is subject to competitive, economic, financial, and other factors that are beyond our control.
We primarily fund our ongoing operational needs through a $100 million asset-based revolving credit agreement (the “Amended ABL Facility”). The Amended ABL Facility terminates in May 2027. Borrowing availability under the Amended ABL Facility is calculated based on the level of eligible U.S. accounts receivable, inventory and composite mats included in the rental fleet, net of reserves and subject to limits on certain of the assets included in the borrowing base calculation, and accordingly, the total availability under the Amended ABL Facility may fluctuate. To the extent pledged by the borrowers, the borrowing base calculation also includes the amount of eligible pledged cash. The administrative agent may establish reserves in accordance with the Amended ABL Facility, in part based on appraisals of the asset base, and other limits in its discretion, which could reduce the amounts otherwise available under the Amended ABL Facility.
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
The continued expansion of revenues in end-markets that are likely to benefit from increasing demand from electricity, such as power transmission and renewable energy, remains a strategic priority going forward, and we anticipate that our capital investments will primarily focus on supporting this objective. However, any changes in the current legal and regulatory environment could impact industry activity and the demand for our products and services, the scope of products and services that we provide, or our cost structure required to provide our products and services, or the costs incurred by our customers. It is unclear whether initiatives from federal, state, and local legislative bodies and administrative agencies, when implemented, will have a material adverse effect on the demand for our products and services.
There have also been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds, promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations, and ability to access capital. Furthermore, some members of the investment community have increased their focus on Environmental, Social, and Governance (“ESG”) practices and disclosures by public companies in recent years. Concerns over climate change have resulted in, and are expected to continue to result in, the adoption of regulatory requirements for climate-related disclosures, which could increase our compliance burden and costs. As a result, we may continue to face increasing pressure regarding our ESG disclosures and practices. We have published and may continue to publish a Sustainability Report, which outlines our progress and ongoing efforts to advance our ESG initiatives. Our disclosures on these matters rely on management’s expectations as of the date the statements are first made, as well as standards for measuring progress that are still in development and may change or fail to be realized. These expectations and standards may continue to evolve. If our ESG disclosures and practices do not meet regulatory, investor or other stakeholder expectations and standards, which continue to evolve, it could have a material adverse effect on our business or demand for our services.
Risks Related to Legal Compliance
As a global business, we are subject to complex laws and regulations in the United States, the United Kingdom, and other countries in which we sell our products. These laws and regulations relate to several aspects of our business, including anti-bribery and anti-corruption laws, sanctions against business dealings with certain countries and third parties, the payment of taxes, employment and labor relations, immigration, fair competition, data privacy protections, securities regulation, and other regulatory requirements affecting trade and investment. The application of these laws and regulations to our business is often unclear and may sometimes conflict. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that could result in reduced revenue and profitability. Non-compliance could also result in significant fines, damages, and other criminal sanctions against us, our officers or our employees, prohibitions or additional requirements on the conduct of our business and damage our reputation. Certain violations of law could also result in suspension or debarment from government contracts. We also incur additional legal compliance costs associated with global regulations. In some foreign countries, particularly those with developing economies, it may be customary for others to engage in business practices that are prohibited by laws such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, Brazil’s Clean Companies Act, and Mexico’s Anti-Corruption Law. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors, agents, and business partners will not take action in violation with our internal policies. Any such violation of our internal policies or the law could have a material adverse effect on our reputation, business, financial condition, or results of operations.
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
General Risks
Risks Related to Cybersecurity Incidents or Business System Disruptions
We utilize various management information systems and information technology infrastructure to manage or support a variety of our business operations, as well as the operations of our recently-divested Fluids Systems business, and to maintain various records, which may include confidential business or proprietary information as well as information regarding our customers, business partners, employees or other third parties. We also utilize third-party vendors and their systems and technology to support our business activities, including secure processing of confidential, sensitive, proprietary and other types of information. Failures of or interference with access to these systems, such as communication disruptions, could have an adverse effect on our ability to conduct operations or directly impact financial reporting.
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

There can be no assurance that security incidents will not occur. In addition, there can be no assurance that the policies and procedures we or our third-party vendors have in place, including system monitoring and data back-up processes, to prevent or mitigate the effects of these potential disruptions or incidents will be sufficient to prevent, detect and limit the impact of disruptions or incidents. Even when an incident has been detected, it is not always immediately apparent what the full nature and scope of any potential harm may be, or how best to remediate it. We invest in security technology, perform penetration tests from time to time, and design our business processes to attempt to mitigate the risk of such incidents. Our processes require continuous monitoring as technologies change and efforts to overcome security measures evolve. We obtain cybersecurity insurance, though costs related to a cyber-based attack may exceed the amount of insurance coverage or be excluded under the terms of our cybersecurity insurance policy. In addition, as cyber-based attacks increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts or on terms we view as appropriate for our operations.
On October 29, 2024, we experienced a ransomware cybersecurity incident, and we expect such cybersecurity threats and incidents involving our systems and third-party systems to continue. While none of the cybersecurity events have been material to date, a successful breach or attack could have a material negative impact on our operations or business reputation, harm our reputation and relationships with our customers, business partners, employees or other third parties, and subject us to consequences such as litigation and direct costs associated with incident response. These risks could have a material adverse effect on our business, results of operations, and financial condition.
Risks Related to Complications with the Design or Implementation of Our Updated Enterprise Resource Planning System
We rely extensively on information systems and technology to manage our business and summarize operating results. We are in the process of a multi-year phased upgrade to our digital capabilities, including replacing our enterprise resource planning ("ERP") system to enhance operating efficiencies and transitioning to a cloud-based platform. The ERP system implementation update and cloud-based platform transition will require the training of personnel, migration of data, and the execution of certain new processes and procedures. We may be unable to successfully implement the updated ERP system or the new cloud-based platform without experiencing delays, increased costs and other difficulties. If we do not effectively manage the implementation or the resources necessary to build and sustain the upgraded technology infrastructure, or if we fail to achieve the expected benefits from this enhancement or it does not operate as designed, our business and operations could be adversely affected. Additionally, if we do not effectively implement the updated ERP system as planned or the updated ERP system does not operate as intended, the effectiveness of our internal control over financial reporting and disclosure controls and procedures could be adversely affected or our ability to assess those controls adequately could be delayed.
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
The Board’s Oversight of Cybersecurity Risk
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
Management’s Involvement in the Oversight of Cybersecurity Risk
Our CIO, who reports to our Senior Vice President & Chief Financial Officer, oversees our cybersecurity function. The Cybersecurity Manager reports to the CIO, and the CIO and Cybersecurity Manager are responsible for assessing and managing risks from cybersecurity threats, as well as our overall information security strategy, policy, security engineering, operations, and cybersecurity threat detection and response, and reporting on cybersecurity matters to the Board and executive management.
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
Risk Management and Strategy
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
We also maintain what we believe are appropriate levels of cybersecurity insurance that covers settlements, judgments and defense costs arising out of a failure of network security, a privacy breach, media liability, business income loss resulting from a cyber event and for cyber extortion coverage. This cybersecurity insurance coverage also provides for certain breach response services in connection with incidents involving the theft, loss or unauthorized disclosure of third-party information, and computer system security breaches.
Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations, or financial condition, but we face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to have such an affect.
ITEM 2. Properties
We own a facility containing approximately 108,000 square feet of office space (approximately 81,000 square feet of which is currently being leased to third parties) on approximately 11 acres of land in Katy, Texas, which houses certain administrative offices, and we own a facility containing approximately 93,000 square feet of industrial and office space on approximately 34 acres of land in Carencro, Louisiana, which houses our DURA-BASE® mats manufacturing facilities and technology center. We also lease and own office and warehouse space to support our field operations, as well as our administrative offices throughout the U.S. and U.K.
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
ITEM 4. Mine Safety Disclosures
Not applicable.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange under the symbol “NPKI”. The Company’s common stock began trading on NYSE under the ticker symbol “NPKI” prior to market open on December 19, 2024. This replaced the Company's previous ticker symbol “NR”.
As of February 1, 2025, we had 1,061 stockholders of record as determined by our transfer agent.
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

Stock Performance Graph
The following graph reflects a comparison of the cumulative total stockholder return of our common stock from January 1, 2020 through December 31, 2024, with the Russell 2000 Index, a broad equity market index comprised of companies with comparable market capitalization to NPK, and the S&P SmallCap 600 Capped Industrials Index, an index comprised of industrial sector companies with comparable market capitalization to NPK. The Russell 2000 Index and the S&P SmallCap 600 Capped Industrials Index replace the New York Stock Exchange Market Value Index and the Philadelphia Oil Service Sector Index, respectively, in this analysis and going forward, as these indexes are more representative of our current business following the sale of the Fluids Systems business in September 2024. The New York Stock Exchange Market Value Index and the Philadelphia Oil Service Sector Index have been included through this transition year. The graph assumes the investment of $100 on January 1, 2020 in our common stock and each index and the reinvestment of all dividends, if any. This information shall be deemed furnished but not filed in this Form 10-K, and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference.

200
180
160
140
120
100
80
60
40
20
0
1/1/2020
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
NPK International Inc.
Russell 2000 Index
S&P SmallCap 600 Capped Industrials Index
NYSE Composite Index
Philadelphia Oil Service Sector Index

Issuer Purchases of Equity Securities
The following table details our repurchases of shares of our common stock for the three months ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs ($ in Millions)
October 2024	—	$—	—	$50.0
November 2024	—	$—	—	$50.0
December 2024	—	$—	—	$50.0
Total	—		—
Our Board of Directors has authorized a securities repurchase program available for repurchases of our common stock. In February 2024, our Board of Directors replaced the prior program with a new repurchase program for repurchases of common stock up to $50.0 million.
Our repurchase program authorizes us to purchase outstanding shares of our common stock in the open market or as otherwise determined by management, subject to certain limitations under the Amended ABL Facility (as defined in Note 6) and other factors. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows and available cash on hand. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. As of December 31, 2024, we had $50.0 million of authorization remaining under the program.
Due to restrictions associated with the Fluids Systems sale process and other events, no shares of common stock were repurchased under the repurchase program during 2024.
During the three months ended December 31, 2024, we purchased no shares surrendered in lieu of taxes under vesting of restricted stock awards. During 2024, we purchased an aggregate of 529,067 shares surrendered in lieu of taxes under vesting of restricted stock awards. These shares were not acquired pursuant to our securities repurchase program described above. All of the shares purchased are held as treasury stock.
ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition, results of operations, liquidity, and capital resources should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 “Financial Statements and Supplementary Data.”
Overview
NPK International Inc. is a temporary worksite access solutions company that manufactures, sells, and rents recyclable composite matting products, along with a full suite of services, including planning, logistics, and site restoration. In 2024, 67% of our revenues were generated from the rental of our recyclable composite matting systems, along with related site construction and services to customers in various markets including power transmission, oil and natural gas exploration and production (“E&P”), pipeline, renewable energy, petrochemical, construction and other industries within the United States and United Kingdom. The remaining 33% of our 2024 revenues were generated from the sale of our manufactured recyclable composite mats to customers around the world, with power transmission being the primary end-market.
We previously operated a Fluids Systems business, which was historically reported as a separate operating segment, that provided drilling and completion fluids products and related technical services to customers for oil, natural gas, and geothermal projects primarily in Europe, the Middle East and Africa, and North America, as well as certain countries in Asia Pacific. On September 13, 2024, we completed the sale of the equity interests in substantially all of the Company’s Fluids Systems segment (the “Sale Transaction”) to SCF Partners, a leading private equity firm serving the global energy industry (the “Purchaser”). The results of operations of Fluids Systems are reported in discontinued operations in the consolidated statements of operations. All results and information in the consolidated financial statements and related notes are presented for our continuing operations and exclude Fluids Systems unless otherwise noted specifically as discontinued operations. See Note 2 for additional information.
2024 Strategic Actions
As aligned with our Strategy described in Part I. Item I. Business, the following strategic actions were taken in 2024.
•Completed the Fluids Systems Sale Transaction – The September 2024 sale marked an important strategic milestone for our company, simplifying our business model while meaningfully improving our margin profile, return on investment and profitability potential, as we focus on growing our scale as a leading, pure-play specialty rental and services business in the global worksite access and critical infrastructure markets. The estimated total consideration of the Sale Transaction was $88.2 million, which includes $70.2 million of cash proceeds received at closing, $16.0 million of receivables, primarily reflecting an adjustment for the final working capital conveyed at closing, and a $5 million interest-bearing note receivable, partially offset by net deferred consideration liabilities.
•Rebranded as NPK – In December 2024, we announced our new brand identity, aligning with our strategic focus on specialty rental solutions for the global access market, and launched a new company website (www.npki.com). NPK International commenced trading on the NYSE under the ticker symbol “NPKI” beginning December 19, 2024.
•Strengthened Balance Sheet – We ended 2024 with total cash of $17.8 million, total debt of $7.7 million, and available liquidity under our ABL credit facility of $65.8 million, positioning the Company to pursue our stated organic and inorganic growth strategy.
•Accelerated Organic Growth – In support of our efforts to accelerate revenue growth through the expansion of our high-return rental business, approximately $37 million of our 2024 capital expenditures were directed to the expansion of our mat rental fleet, expanding the rental fleet by approximately 11%, driving a 7% year-over-year increase in rental revenues.
•Drove Operational Efficiency – During 2024, we continually took actions to streamline our overhead structure, which contributed to a $5.0 million year-over-year reduction in selling, general and administrative expenses (“SG&A”) for 2024. SG&A as a percentage of revenues was 21.2% for 2024 compared to 24.6% for 2023. We plan to maintain our focus on efficiency improvements and operating cost optimization across every aspect of our business. With the recent completion of the sale of the Fluids Systems business and simplified business model, we continue to evaluate and execute actions intended to streamline the organization and our cost structure, driving improvements in profitability, with the goal of driving SG&A as a percentage of revenue to a mid-teens range by early 2026.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Consolidated Results of Operations
Summarized results of operations for 2024 compared to 2023 are as follows:

	Year Ended December 31,		2024 vs 2023
(In thousands)	2024	2023	$	%
Revenues	$217,489	$207,648	$9,841	5%
Cost of revenues	140,359	135,094	5,265	4%
Selling, general and administrative expenses	46,048	51,083	(5,035)	(10)%
Other operating (income) loss, net	(1,269)	(1,469)	200	NM
Operating income from continuing operations	32,351	22,940	9,411	41%

Foreign currency exchange (gain) loss	869	(889)	1,758	NM
Interest expense, net	2,621	4,107	(1,486)	(36)%
Income from continuing operations before income taxes	28,861	19,722	9,139	46%

Provision (benefit) for income taxes from continuing operations	(6,738)	5,573	(12,311)	NM
Income from continuing operations	35,599	14,149	21,450	NM
Income (loss) from discontinued operations	(185,861)	367	(186,228)	NM
Net income (loss)	$(150,262)	$14,516	$(164,778)	NM

The following table presents further disaggregated revenues by type:

	Year Ended December 31,		2024 vs 2023
(In thousands)	2024	2023	$	%
Rental and service revenues	$145,785	$149,954	$(4,169)	(3)%
Product sales revenues	71,704	57,694	14,010	24%
Total revenues	$217,489	$207,648	$9,841	5%
The following table presents gross profit margins by type:

	Year Ended December 31,		Change
(In thousands)	2024	2023
Rental and service - Gross profit margin	35.3%	34.3%	100	bps
Product sales - Gross profit margin	35.8%	36.7%	(90)	bps
Total gross profit margin	35.5%	34.9%	60	bps
Revenues
Revenues increased 5% to $217.5 million for 2024, compared to $207.6 million for 2023, including a 24% increase in product sales revenues, partially offset by a 3% decline in rental and service revenues. Rental revenues increased $6.1 million (7%) primarily due to higher rental volume driven by our organic growth efforts, partially offset by lower pricing. Service revenues decreased $10.3 million (15%), primarily attributable to a reduced level of services required within customer rental projects. Product sales revenues increased $14.0 million (24%) for 2024, primarily reflecting an increasing customer adoption of manufactured composite matting products relative to timber-based products that continue to be the primary solution used for temporary worksite access. The majority of the 2024 and 2023 revenues were derived from customers in the power transmission sector.

Cost of revenues
Cost of revenues increased 4% to $140.4 million for 2024 (35.5% gross profit margin), compared to $135.1 million for 2023 (34.9% gross profit margin), primarily driven by the 5% increase in revenues described above. The improvement in gross profit margin is primarily attributable to the effects of an improved revenue mix. Rental and service margins increased primarily due to a higher proportion of rental revenues and a lower proportion of service revenues. Product sales margins decreased partially due to an approximately $1 million impact of an unscheduled downtime event on one of the production lines at our manufacturing facility in the third quarter 2024.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $5.0 million to $46.0 million for 2024, compared to $51.1 million for 2023. The decrease was primarily driven by lower performance-based incentives and other personnel expense resulting from efforts to streamline the overhead structure, lower severance costs, as well as increased lease and sublease income associated with our administrative offices. In addition, 2023 included $1.4 million of costs related to strategic planning projects. Selling, general and administrative expenses as a percentage of revenues was 21.2% for 2024 compared to 24.6% for 2023.
Other operating (income) loss, net
Other operating (income) loss, net primarily reflects gains and losses associated with the sale of assets. In addition, 2024 includes a $0.6 million gain related to a legal settlement.
Foreign currency exchange
Foreign currency exchange was a $0.9 million loss for 2024 compared to a $0.9 million gain for 2023 and reflects the impact of currency translation for assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies, principally related to our U.K. operations.
Interest expense, net
Interest expense was $2.6 million for 2024 compared to $4.1 million for 2023. The decrease in interest expense is primarily due to a decrease in average debt outstanding. The 2024 expense includes a $0.5 million non-cash write off of debt issuance costs associated with the amendment of our Amended ABL Facility. Discontinued operations also includes an allocation of interest expense on corporate debt. Such interest expense totaled $1.4 million and $2.4 million for 2024 and 2023, respectively.
Provision (benefit) for income taxes from continuing operations
The benefit for income taxes from continuing operations was $6.7 million for 2024 compared to a provision for income taxes of $5.6 million for 2023. The 2024 benefit includes a $15.9 million benefit primarily related to the release of valuation allowances on U.S. federal and state net operating losses and tax credit carryforwards that are now expected to be realized following the sale of the Fluids Systems business. Excluding this valuation allowance benefit, the effective tax rate increased to 31.7% for 2024 compared to 28.3% for 2023, primarily attributable to higher state income taxes and the effect of unbenefited losses in the U.K.
Income (loss) from discontinued operations
Income (loss) from discontinued operations reflects the former Fluids Systems segment, which was sold in the third quarter of 2024. The loss from discontinued operations for 2024 includes the loss on sale of the segment of $195.7 million. Discontinued operations also include $8.9 million and $12.7 million in charges for 2024 and 2023, respectively, primarily related to the Sale Transaction, impairments, and other items. See Note 2 for additional information.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Consolidated Results of Operations
Summarized results of operations for 2023 compared to 2022 are as follows:

	Year Ended December 31,		2023 vs 2022
(In thousands)	2023	2022	$	%
Revenues	$207,648	$192,993	$14,655	8%
Cost of revenues	135,094	133,002	2,092	2%
Selling, general and administrative expenses	51,083	48,780	2,303	5%
Other operating (income) loss, net	(1,469)	(3,226)	1,757	NM
Impairments and other charges	—	7,905	(7,905)	NM
Operating income from continuing operations	22,940	6,532	16,408	NM

Foreign currency exchange (gain) loss	(889)	1,276	(2,165)	NM
Interest expense, net	4,107	3,510	597	17%
Income from continuing operations before income taxes	19,722	1,746	17,976	NM

Provision for income taxes from continuing operations	5,573	924	4,649	NM
Income from continuing operations	14,149	822	13,327	NM
Income (loss) from discontinued operations	367	(21,656)	22,023	NM
Net income	$14,516	$(20,834)	$35,350	NM

The following table presents further disaggregated revenues by type:

	Year Ended December 31,		2023 vs 2022
(In thousands)	2023	2022	$	%
Rental and service revenues	$149,954	$134,301	$15,653	12%
Product sales revenues	57,694	58,692	(998)	(2)%
Total revenues	$207,648	$192,993	$14,655	8%
The following table presents gross profit margins by type:

	Year Ended December 31,		Change
(In thousands)	2023	2022
Rental and service - Gross profit margin	34.3%	31.9%	240	bps
Product sales - Gross profit margin	36.7%	29.3%	740	bps
Total gross profit margin	34.9%	31.1%	380	bps
Revenues
Revenues increased 8% to $207.6 million for 2023, compared to $193.0 million for 2022, including a 12% increase in rental and service revenues, partially offset by a 2% decline in product sales revenues. Rental revenues increased $7.8 million (10%) primarily due to higher rental volume, driven by our organic growth efforts, partially offset by lower pricing. Service revenues increased $7.9 million (13%), reflecting a modestly higher level of services included within customer rental projects. Product sales revenues decreased slightly for 2023, with continued strong demand across sectors, including utilities.

Cost of revenues
Cost of revenues increased 2% to $135.1 million for 2023 (34.9% gross profit margin), compared to $133.0 million for 2022 (31.1% gross profit margin). The improvement in gross profit margin is primarily associated with revenue growth, including the effects of improved operating cost leverage from increased manufacturing, rental, and service activity.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $2.3 million to $51.1 million for 2023, compared to $48.8 million for 2022. This increase was primarily driven by $1.4 million of costs related to strategic planning projects and a $1.3 million increase in severance costs. Selling, general and administrative expenses as a percentage of revenues was 24.6% for 2023 compared to 25.3% for 2022.
Other operating (income) loss, net
Other operating (income) loss, net primarily includes gains associated with the sale of assets. Other operating (income) loss, net for 2022 includes a gain on divestiture of $2.6 million for the sale of the Conroe, Texas blending facility. See Note 13 for additional details.
Impairments and other charges
For 2022, we recognized a $7.9 million non-cash impairment charge related to the exit of our Industrial Blending operations. See Note 13 for additional details.
Foreign currency exchange
Foreign currency exchange was a $0.9 million gain for 2023 compared to a $1.3 million loss for 2022 and reflects the impact of currency translation for assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies, principally related to our U.K. operations.
Interest expense, net
Interest expense was $4.1 million for 2023 compared to $3.5 million for 2022. The increase in interest expense is primarily due to an increase in benchmark borrowing rates in 2023 partially offset by a decrease in average debt outstanding. Discontinued operations also includes an allocation of interest expense on corporate debt. Such interest expense totaled $2.4 million and $2.3 million for 2024 and 2023, respectively.
Provision (benefit) for income taxes from continuing operations
The provision for income taxes from continuing operations was $5.6 million for 2023, representing an effective tax rate of 28.3%, compared to a provision for income taxes of $0.9 million for 2022, representing an effective tax rate of 52.9%. The effective tax rate for 2022 was negatively impacted by the level of pretax income from continuing operations.
Income (loss) from discontinued operations
Income (loss) from discontinued operations reflects the former Fluids Systems segment, which was sold in the third quarter of 2024. Discontinued operations also include $12.7 million and $29.8 million in charges for 2023 and 2022, respectively, primarily related to impairments and other items. See Note 2 for additional information.

Liquidity and Capital Resources
We elected not to adjust the consolidated statements of cash flows for the years ended December 31, 2024, 2023, and 2022 to exclude cash flows attributable to discontinued operations. As a result, the below descriptions of net cash provided by or used in operating, investing, and financing activities represents the consolidated cash flows for such activities. See Note 2 for depreciation, capital expenditures and significant operating and investing non-cash items related to discontinued operations.
Net cash provided by operating activities was $38.2 million for 2024 compared to $100.0 million for 2023. Net income adjusted for non-cash items provided cash of $54.5 million in 2024, compared to $57.2 million in 2023, while changes in working capital used cash of $16.3 million in 2024, compared to $42.8 million of cash provided in 2023. The cash provided by changes in working capital in 2023 benefited from the wind down of working capital associated with certain fourth quarter 2022 divestiture transactions.
Net cash provided by investing activities was $8.3 million for 2024, which includes $48.5 million in initial net proceeds from the sale of the Fluids Systems business, partially offset by capital expenditures of $43.5 million in 2024, the substantial majority of which were directed to expanding our mat rental fleet. Net cash used in investing activities was $5.7 million for 2023, including $29.2 million in capital expenditures partially offset by $19.8 million in proceeds received related to our fourth quarter 2022 divestiture transactions.
Net cash used in financing activities was $66.9 million for 2024 and primarily relates to net repayments on our Amended ABL Facility and other financing arrangements. Net cash used in financing activities was $81.0 million for 2023, which includes $47.4 million in net repayments on our Amended ABL Facility and other financing arrangements and $32.0 million in share purchases under our repurchase program.
Following completion of the Sale Transaction in September 2024, substantially all our $17.8 million of cash on hand at December 31, 2024 resides in the U.S. We primarily manage our liquidity utilizing cash on hand and availability under our Amended ABL Facility and other existing financing arrangements.
We expect future working capital requirements for our operations will generally fluctuate directionally with revenues, and total availability under the Amended ABL Facility to fluctuate directionally based on the level of eligible U.S. accounts receivable, inventory, and composite mats included in the rental fleet. We expect capital expenditures in 2025 to be $35 million to $40 million, with spending primarily focused on the expansion of our mat rental fleet to further support the utilities market penetration. We also expect to use a portion of our existing liquidity to return value to our shareholders and pursue our long-term strategic initiatives. We expect cash on hand and cash generated by operations, as well as the projected availability under our Amended ABL Facility and other existing financing arrangements, to be adequate to fund our current operations during the next 12 months.
Our capitalization is as follows:

(In thousands)	December 31, 2024	December 31, 2023
Amended ABL Facility	$—	$45,000
Other debt	7,728	17,085
Unamortized discount and debt issuance costs	(1)	(56)
Total debt	$7,727	$62,029

Stockholders’ equity	326,495	415,364
Total capitalization	$334,222	$477,393

Total debt to capitalization	2.3%	13.0%
Asset-Based Loan Facility. In October 2017, we entered into a U.S. asset-based revolving credit agreement, which was amended in March 2019, amended and restated in May 2022, and further amended and restated in September 2024 (the “Amended ABL Facility”). The Amended ABL Facility provides financing of up to $100.0 million available for borrowings (inclusive of letters of credit), which can be increased up to $250.0 million, subject to certain conditions. The Amended ABL Facility has a five-year term expiring May 2027, is based on a Bloomberg Short-Term Bank Yield Index (“BSBY”) pricing grid, and includes a mechanism to incorporate a sustainability-linked pricing framework with the consent of the required lenders (as defined in the Amended ABL Facility). The BSBY rates were replaced with Term SOFR (Secured Overnight Financing Rate) beginning in November 2024.

As of December 31, 2024, our total availability under the Amended ABL Facility was $67.8 million, with no outstanding borrowings and $2.0 million was used for outstanding letters of credit, resulting in remaining availability of $65.8 million.
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
Under the terms of the Amended ABL Facility, we may elect to borrow at a variable interest rate based on either, (1) the Term SOFR rate (subject to a floor of zero) or (2) the base rate (subject to a floor of zero), equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A., and (c) Term SOFR for a one-month interest period plus 1.00%, plus, in each case, an applicable margin per annum. The applicable margin ranges from 1.50% to 2.00% per annum for Term SOFR borrowings, and 0.50% to 1.00% per annum for base rate borrowings, based on the consolidated leverage ratio (as defined in the Amended ABL Facility) as of the last day of the most recent fiscal quarter. We are also required to pay a commitment fee equal to (i) 0.375% per annum at any time the average daily unused portion of the commitments is greater than 50% and (ii) 0.25% per annum at any time the average daily unused portion of the commitments is less than 50%.
As of December 31, 2024, the applicable margin for borrowings under the Amended ABL Facility was 1.50% with respect to Term SOFR borrowings and 0.50% with respect to base rate borrowings, and the applicable commitment fee on the unused portion of the Amended ABL Facility was 0.375% per annum.
The September 2024 amendment, among other things, (i) released Newpark Drilling Fluids from its obligations as a borrower under the Amended ABL Facility, (ii) reduced the aggregate commitments under the Amended ABL Facility from $175 million to $100 million, (iii) reduced the aggregate letter of credit sublimit under the Amended ABL Facility from $15 million to $10 million, (iv) provided that the financial covenant requiring the Consolidated Leverage Ratio (as defined in the Amended ABL Facility) to be less than or equal to 4.00 to 1.00 is tested for each fiscal quarter (beginning the fiscal quarter ending June 30, 2024), instead of being tested only when availability under the Amended ABL Facility is below 40% of the borrowing base, (v) consented to the Sale Transaction and (vi) decreased certain other thresholds proportionally with the decreased commitments under the Amended ABL Facility. The Amended ABL Facility also requires a minimum fixed charge coverage ratio of 1.00 to 1.00 for the most recently completed four fiscal quarters.
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
We also maintain finance leases primarily related to transportation equipment. During 2024, we entered $3.5 million of new finance lease liabilities in exchange for leased assets.
Off-Balance Sheet Arrangements
We do not have any special purpose entities. At December 31, 2024, we had $6.2 million in outstanding letters of credit, performance bonds, and other guarantees for which certain of the letters of credit are collateralized by $0.5 million in restricted cash. We also enter into normal short-term operating leases for office and warehouse space, as well as certain operating equipment. None of these off-balance sheet arrangements either has, or is expected to have, a material effect on our financial statements.

Contractual Obligations
A summary of our outstanding contractual and other obligations and commitments at December 31, 2024 is as follows:

(In thousands)	2025	2026	2027	2028	2029	Thereafter	Total
Amended ABL Facility	$—	$—	$—	$—	$—	$—	$—
Financing obligation (1)	106	—	—	—	—	—	106
Finance lease liabilities (1)	3,278	2,909	1,791	519	—	—	8,497
Operating lease liabilities (1)	2,724	2,696	2,552	2,178	2,029	3,056	15,235
Trade accounts payable and accrued liabilities (2)	39,597	—	—	—	—	—	39,597
Other long-term liabilities (3)	—	2,279	402	—	—	2,921	5,602
Performance bond obligations	3,312	—	—	435	—	—	3,747
Letter of credit commitments	2,487	—	—	—	—	—	2,487
Total contractual obligations	$51,504	$7,884	$4,745	$3,132	$2,029	$5,977	$75,271
(1)Financing obligations, finance lease liabilities, and operating lease liabilities represent the undiscounted future payments.
(2)Excludes the current portion of operating lease liabilities.
(3)Table does not allocate by year expected tax payments and uncertain tax positions due to the inability to make reasonably reliable estimates of the timing of future cash settlements.
We anticipate that the obligations and commitments listed above that are due in less than one year will be paid from available cash on-hand, cash generated by operations, and the projected availability under our Amended ABL Facility, subject to covenant compliance and certain restrictions as further discussed above. The specific timing of settlement for certain long-term obligations cannot be reasonably estimated.

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
Sale of Fluids Systems Business
In September 2024, we completed the sale of the Fluids Systems business. See Note 2 for additional information. In connection with recognizing the loss on the Sale Transaction included in discontinued operations, we made certain estimates in determining the amounts of deferred consideration due from the Purchaser and estimated liabilities due to the Purchaser. Estimated deferred consideration due from the Purchaser is related to certain pre-closing tax assets and other receivables that are expected to be substantially realized in 2025. Estimated liabilities due to the Purchaser includes certain payables for pre-closing tax liabilities and obligations attributable to the Fluids Systems business that are expected to be substantially settled in 2025, as well as an estimated liability for contractual indemnifications related to various pre-closing contingencies of the Fluids Systems business.
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
Goodwill
As of December 31, 2024, our consolidated balance sheet includes $47.2 million of goodwill. Goodwill is tested for impairment annually as of November 1, or more frequently, if indicators of impairment exist. As part of our annual goodwill review, we first perform a qualitative assessment based on company performance and future business outlook to determine if indicators of impairment exist. When there are qualitative indicators of impairment, we use an impairment test which includes a comparison of the carrying value of net assets of our reporting unit, including goodwill, with its estimated fair values, which we estimate using a combination of a market multiple and discounted cash flow approach (classified within Level 3 of the fair value hierarchy). In completing the annual evaluation during the fourth quarter of 2024, we determined that the fair value was significantly more than the net carrying value, and therefore, no impairment was required.
Income Taxes
We had total deferred tax assets of $78.6 million and $56.0 million at December 31, 2024 and 2023, respectively. A valuation allowance must be established to offset a deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized. We have considered future taxable income and tax planning strategies in assessing the need for our valuation allowance. At December 31, 2024, we had a total valuation allowance of $34.3 million, which includes valuation allowances of $20.3 million for U.S. capital loss carryforwards, $9.2 million for certain U.S. state and foreign net operating loss carryforwards, as well as $4.8 million for foreign tax credits. In 2024, we recognized a valuation allowance of $20.3 million on capital losses related to the sale of the Fluids Systems business that are not expected to be realized, partially offset by $15.9 million tax benefit recognized primarily related to the release of valuation allowances on U.S. federal and state net operating losses and tax credit carryforwards that are now expected to be realized following the sale of the Fluids Systems business. Changes in the expected future generation of qualifying taxable income within these jurisdictions or in the realizability of other tax assets may result in an adjustment to the valuation allowance, which would be charged or credited to income in the period this determination was made.
We file income tax returns in the U.S. and certain non-U.S. jurisdictions and are subject to examination in the various jurisdictions in which we file. We are no longer subject to income tax examinations for U.S. federal and substantially all state jurisdictions for years prior to 2020 and for substantially all foreign jurisdictions for years prior to 2018.

From time to time, we are examined by various tax authorities in countries where we operate. We fully cooperate with all audits but defend existing positions vigorously. We evaluate the potential exposure associated with various filing positions and record a liability for uncertain tax positions as circumstances warrant. Although we believe all tax positions are reasonable and properly reported in accordance with applicable tax laws and regulations in effect during the periods involved, the final determination of these matters could be materially different than that which is reflected in historical income tax provisions and accruals.
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
Interest Rate Risk
We are primarily exposed to interest rate risk through our Amended ABL Facility, which is subject to variable interest rates as determined by the debt agreement. At December 31, 2024, we had no borrowings under our Amended ABL Facility.
Foreign Currency Risk
Following the Fluids Systems sale in September 2024, our principal foreign operations are currently conducted in the U.K., which contributed approximately 6% of our consolidated revenues. We have foreign currency exchange risks associated with these operations, which are conducted principally in British pounds. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of NPK International Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NPK International Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Dispositions - Sale of Fluids Systems Business - Refer to Note 2 of the financial statements.
Critical Audit Matter Description
In September 2024, the Company completed the sale of the equity interests in substantially all of the Company’s Fluids Systems segment. Under the terms of the Sale Transaction agreement, the total consideration included net deferred consideration liabilities of $6.5 million that included estimated payables for pre-closing tax liabilities and obligations attributable to the Fluids Systems business as well as estimated liabilities for contractual indemnifications related to various pre-closing contingencies of the Fluids Systems business.
Additional audit effort was required to assess whether the liabilities were properly accounted for and disclosed in the financial statements. The estimated tax and indemnification liabilities required management to make significant estimates and assumptions at the time of the disposition and the probability of potential outcomes. Auditing the probability of potential outcomes involved a high degree of auditor judgment and an increased extent of effort in evaluating whether management's estimates and assumptions and the probability of potential outcomes were reasonable.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s reporting of the disposition and accounting for the deferred consideration liabilities included the following, among others:
•Tested the effectiveness of controls over the Company's accounting and disclosure of the disposition, including the determination of key inputs in the valuation of pre-closing tax and contractual indemnification liabilities.
•Evaluated the reasonableness of the probability of potential outcomes of estimated tax liabilities, with the assistance of our tax specialist.
•Evaluated the reasonableness of the contractual indemnification liabilities, including the key inputs and potential outcomes.
•Evaluated whether the financial statement disclosures were consistent with the terms of the disposition.
/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 28, 2025

We have served as the Company’s auditor since 2008.

NPK International Inc.
Consolidated Balance Sheets
December 31,

(In thousands, except share data)	2024	2023
ASSETS
Cash and cash equivalents	$17,756	$789
Receivables, net of allowance of $948 and $1,223, respectively	74,841	42,818
Inventories	14,659	18,606
Prepaid expenses and other current assets	5,728	4,690
Current assets of discontinued operations	—	290,321
Total current assets	112,984	357,224

Property, plant and equipment, net	187,483	165,544
Operating lease assets	11,793	11,192
Goodwill	47,222	47,283
Other intangible assets, net	10,331	12,461
Deferred tax assets	15,593	1,367
Other assets	8,276	1,582
Noncurrent assets of discontinued operations	—	45,683
Total assets	$393,682	$642,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$2,900	$6,319
Accounts payable	19,459	16,345
Accrued liabilities	22,300	21,026
Current liabilities of discontinued operations	—	92,594
Total current liabilities	44,659	136,284

Long-term debt, less current portion	4,827	55,710
Noncurrent operating lease liabilities	10,896	10,713
Deferred tax liabilities	1,203	3,697
Other noncurrent liabilities	5,602	4,191
Noncurrent liabilities of discontinued operations	—	16,377
Total liabilities	67,187	226,972

Commitments and contingencies (Note 15)

Common stock, $0.01 par value (200,000,000 shares authorized and 111,669,464 and 111,669,464 shares issued, respectively)	1,117	1,117
Paid-in capital	633,239	639,645
Accumulated other comprehensive loss	(2,871)	(62,839)
Retained earnings (deficit)	(139,466)	10,773
Treasury stock, at cost (25,114,978 and 26,471,738 shares, respectively)	(165,524)	(173,332)
Total stockholders’ equity	326,495	415,364
Total liabilities and stockholders’ equity	$393,682	$642,336

See Accompanying Notes to Consolidated Financial Statements

NPK International Inc.
Consolidated Statements of Operations
Years Ended December 31,

(In thousands, except per share data)	2024	2023	2022
Revenues
Rental and service revenues	$145,785	$149,954	$134,301
Product sales revenues	71,704	57,694	58,692
Total revenues	217,489	207,648	192,993
Cost of revenues
Cost of rental and service revenues	94,324	98,588	91,506
Cost of product sales revenues	46,035	36,506	41,496
Total cost of revenues	140,359	135,094	133,002
Selling, general and administrative expenses	46,048	51,083	48,780
Other operating (income) loss, net	(1,269)	(1,469)	(3,226)
Impairments and other charges	—	—	7,905
Operating income from continuing operations	32,351	22,940	6,532

Foreign currency exchange (gain) loss	869	(889)	1,276
Interest expense, net	2,621	4,107	3,510
Income from continuing operations before income taxes	28,861	19,722	1,746

Provision (benefit) for income taxes from continuing operations	(6,738)	5,573	924
Income from continuing operations	35,599	14,149	822

Discontinued operations:
Income (loss) from discontinued operations before income taxes	4,360	5,460	(18,209)
Loss on sale of discontinued operations before income taxes	(195,729)	—	—
Provision (benefit) for income taxes from discontinued operations	(5,508)	5,093	3,447
Income (loss) from discontinued operations	(185,861)	367	(21,656)

Net income (loss)	$(150,262)	$14,516	$(20,834)

Income (loss) per common share - basic
Income from continuing operations	$0.41	$0.16	$0.01
Income (loss) from discontinued operations	(2.17)	—	(0.23)
Net income (loss)	$(1.75)	$0.17	$(0.22)

Income (loss) per common share - diluted
Income from continuing operations	$0.41	$0.16	$0.01
Income (loss) from discontinued operations	(2.13)	—	(0.23)
Net income (loss)	$(1.72)	$0.16	$(0.22)

See Accompanying Notes to Consolidated Financial Statements

NPK International Inc.
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31,

(In thousands)	2024	2023	2022

Net income (loss)	$(150,262)	$14,516	$(20,834)
Foreign currency translation adjustments, net of tax benefit (expense) of $111, $(93), $1	499	3,549	(5,706)
Recognition of cumulative foreign currency translation losses	59,469	798	—
Comprehensive income (loss)	$(90,294)	$18,863	$(26,540)

See Accompanying Notes to Consolidated Financial Statements

NPK International Inc.
Consolidated Statements of Stockholders’ Equity

(In thousands)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total
Balance at December 31, 2021	$1,093	$634,929	$(61,480)	$24,345	$(136,501)	$462,386
Net loss	—	—	—	(20,834)	—	(20,834)
Employee stock options, restricted stock and employee stock purchase plan	22	(524)	—	(1,022)	(537)	(2,061)
Stock-based compensation expense	—	6,861	—	—	—	6,861
Treasury shares purchased at cost	—	—	—	—	(17,618)	(17,618)
Foreign currency translation, net of tax	—	—	(5,706)	—	—	(5,706)
Balance at December 31, 2022	1,115	641,266	(67,186)	2,489	(154,656)	423,028
Net income	—	—	—	14,516	—	14,516
Employee stock options, restricted stock and employee stock purchase plan	2	(8,259)	—	(6,232)	13,509	(980)
Stock-based compensation expense	—	6,638	—	—	—	6,638
Treasury shares purchased at cost	—	—	—		(32,185)	(32,185)
Foreign currency translation, net of tax	—	—	3,549	—	—	3,549
Recognition of cumulative foreign currency translation losses	—	—	798	—	—	798
Balance at December 31, 2023	1,117	639,645	(62,839)	10,773	(173,332)	415,364
Net loss	—	—	—	(150,262)	—	(150,262)
Employee stock options, restricted stock and employee stock purchase plan	—	(11,653)	—	23	7,853	(3,777)
Stock-based compensation expense	—	5,247	—	—	—	5,247
Treasury shares purchased at cost	—	—	—	—	(45)	(45)
Foreign currency translation, net of tax	—	—	499	—	—	499
Recognition of cumulative foreign currency translation losses	—	—	59,469	—	—	59,469
Balance at December 31, 2024	$1,117	$633,239	$(2,871)	$(139,466)	$(165,524)	$326,495

See Accompanying Notes to Consolidated Financial Statements

NPK International Inc.
Consolidated Statements of Cash Flows
Years Ended December 31,

(In thousands)	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(150,262)	$14,516	$(20,834)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
(Gain) loss on divestitures	195,729	—	(3,596)
Impairments and other non-cash charges	—	6,356	37,322
Depreciation and amortization	27,530	31,372	38,610
Stock-based compensation expense	5,247	6,638	6,861
Provision for deferred income taxes	(20,304)	(482)	(3,384)
Credit loss expense	698	1,209	1,039
Gain on sale of assets	(4,297)	(2,904)	(2,809)
Gain on insurance recovery	(874)	—	—
Amortization of original issue discount and debt issuance costs	983	541	871
Change in assets and liabilities:
(Increase) decrease in receivables	(28,012)	64,812	(42,452)
(Increase) decrease in inventories	9,746	2,256	(46,909)
(Increase) decrease in other assets	(3,913)	307	(855)
Increase (decrease) in accounts payable	12,488	(25,065)	10,781
Increase (decrease) in accrued liabilities and other	(6,590)	445	334
Net cash provided by (used in) operating activities	38,169	100,001	(25,021)

Cash flows from investing activities:
Capital expenditures	(43,531)	(29,232)	(28,273)
Proceeds from divestitures, net of cash disposed	48,499	19,833	71,286
Proceeds from sale of property, plant and equipment	4,997	3,709	3,217
Proceeds from insurance property claim	1,385	—	—
Other investing activities	(3,089)	—	—
Net cash provided by (used in) investing activities	8,261	(5,690)	46,230

Cash flows from financing activities:
Borrowings on lines of credit	177,541	241,873	287,276
Payments on lines of credit	(224,292)	(277,591)	(290,886)
Proceeds from term loan	—	—	3,754
Debt issuance costs	(50)	—	(1,499)
Purchases of treasury stock	(4,505)	(34,265)	(20,248)
Proceeds from employee stock plans	139	606	—
Other financing activities	(15,715)	(11,670)	(3,327)
Net cash used in financing activities	(66,882)	(81,047)	(24,930)

Effect of exchange rate changes on cash	(212)	576	(707)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(20,664)	13,840	(4,428)
Cash, cash equivalents, and restricted cash at beginning of year	38,901	25,061	29,489
Cash, cash equivalents, and restricted cash at end of year	$18,237	$38,901	$25,061
See Accompanying Notes to Consolidated Financial Statements

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies
Organization and Principles of Consolidation. NPK International Inc. is a temporary worksite access solutions company that manufactures, sells, and rents recyclable composite matting products, along with a full suite of services, including planning, logistics, and site restoration. In 2024, 67% of our revenues were generated from the rental of our recyclable composite matting systems, along with related site construction and services to customers in various markets including power transmission, oil and natural gas exploration and production (“E&P”), pipeline, renewable energy, petrochemical, construction and other industries within the United States and United Kingdom. The remaining 33% of our 2024 revenues were generated from the sale of our manufactured recyclable composite mats to customers around the world, with power transmission being the primary end-market.
We previously operated a Fluids Systems business, which was historically reported as a separate operating segment, that provided drilling and completion fluids products and related technical services to customers for oil, natural gas, and geothermal projects primarily in Europe, the Middle East and Africa, and North America, as well as certain countries in Asia Pacific. On September 13, 2024, we completed the sale of the equity interests in substantially all of the Company’s Fluids Systems segment (the “Sale Transaction”) to SCF Partners (the “Purchaser”). The results of operations of Fluids Systems are reported in discontinued operations in the consolidated statements of operations. All results and information in the consolidated financial statements and related notes are presented for our continuing operations and exclude Fluids Systems unless otherwise noted specifically as discontinued operations. See Note 2 for additional information.
When referring to NPK International Inc. (“NPK,” the “Company,” “we,” “our,” or “us”), the intent is to refer to NPK International Inc. and its subsidiaries as a whole. NPK International Inc., formerly known as Newpark Resources, Inc., was organized in 1932 as a Nevada corporation. In 1991, we changed our state of incorporation to Delaware. On December 9, 2024, we changed our name to NPK International Inc. The consolidated financial statements include our company and our wholly owned subsidiaries. All intercompany transactions are eliminated in consolidation.
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
Inventories. Inventories are stated at the lower of average cost or net realizable value. Certain conversion costs associated with our manufacturing operations are capitalized as a component of the carrying value of the inventory and expensed as a component of cost of revenues as the products are sold.
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

NPK INTERNATIONAL INC.
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
Cloud Computing Arrangements. Cloud computing arrangements that do not include a software license are accounted for as a service contract. For such cloud computing arrangements, we capitalize certain implementation costs in prepaid expenses and other current assets and other noncurrent assets in the consolidated balance sheets, and amortize these capitalized costs to selling, general and administrative expenses using the straight-line method over the fixed, non-cancellable term of the associated hosting arrangement, plus any reasonably certain renewal periods. Implementation costs for cloud computing arrangements are included in operating activities in the consolidated statements of cash flows.
Leases. Leases are classified as either finance or operating at inception of the lease, with classification affecting the expense recognition in the income statement. Our leases have remaining terms ranging from 1 to 7 years with various extension and termination options. We consider these options in determining the lease term used to establish our operating lease assets and liabilities. Lease agreements with lease and non-lease components are accounted for as a single lease component. Leases with an initial term of 12 months or less are not recorded in the balance sheet and we recognize lease expense for these leases on a straight-line basis over the lease term. Certain leases require additional payments based on reimbursement for real estate taxes, common area maintenance, or various other variable lease payments. These variable lease payments are generally excluded from operating lease assets and lease liabilities and are recognized in rent expense as incurred.
Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net identifiable assets acquired in business combinations. Goodwill is not amortized. Intangible assets with finite useful lives are amortized either on a straight-line basis over the asset’s estimated useful life or on a basis that reflects the pattern in which the economic benefits of the asset are realized. Any period costs of maintaining intangible assets are expensed as incurred.
Impairment of Long-Lived Assets. Goodwill is tested for impairment annually as of November 1, or more frequently, if indicators of impairment exist. As part of our annual goodwill review, we first perform a qualitative assessment based on company performance and future business outlook to determine if indicators of impairment exist. When there are qualitative indicators of impairment, we use an impairment test which includes a comparison of the carrying value of net assets of our reporting unit, including goodwill, with its estimated fair value, which we estimate using a combination of a market multiple and discounted cash flow approach (classified within level 3 of the fair value hierarchy). If the carrying value exceeds the estimated fair value, an impairment charge is recorded in the period in which such review is performed.
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

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Continuing Operations. Revenues for rentals and services are generated from both fixed-price and unit-priced contracts, which are generally short-term in duration. The activities under these contracts include the installation and rental of matting systems for a period of time and services such as access road construction, site planning and preparation, environmental protection, erosion control, and site restoration services. Rental revenues are recognized over the rental term and service revenues are recognized when the specified services are performed. Revenues from any subsequent extensions to the rental agreements are recognized over the extension period. Certain services performed that are directly related to the mat rental operation are considered as rental revenues for presentation on the consolidated statements of operations. Such direct services include mat installation and removal, freight (hauling of mats), and direct labor related to such activities. Revenues from the direct sale of products are recognized when control passes to the customer, which is upon shipment or delivery, depending on the terms of the underlying sales contract.
Discontinued Operations. Revenues for fluid system additive products and engineering services, when provided to customers in the delivery of an integrated fluid system, are recognized as product sales revenues when utilized by the customer. Revenues for formulated liquid systems are recognized as product sales revenues when utilized or lost downhole while drilling. Revenues for equipment rentals and other services provided to customers that are ancillary to the fluid system product delivery are recognized in rental and service revenues when the services are performed. For direct sales of fluid system products, revenues are recognized when control passes to the customer, which is generally upon shipment of materials.
For all operations, the amount of revenue we recognize for products sold and services performed reflects the consideration to which we expect to be entitled in exchange for such goods or services, which generally reflects the amount we have the right to invoice based on agreed upon unit rates. While billing requirements vary, many of our customer contracts require that billings occur periodically or at the completion of specified activities, even though our performance and right to consideration occurs throughout the contract. As such, we recognize revenue as performance is completed in the amount to which we have the right to invoice. We do not disclose the value of our unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue for the amount to which we have the right to invoice for products sold and services performed.
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
Foreign Currency Translation. The functional currency for substantially all international subsidiaries is their respective local currency. Financial statements for these international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rates in effect during the respective period for revenues and expenses. Exchange rate adjustments resulting from translation of foreign currency financial statements of our international subsidiaries are reflected in accumulated other comprehensive loss in stockholders’ equity until such time that the international subsidiary is sold or liquidation is substantially complete, at which time the related accumulated adjustments would be reclassified into income. Exchange rate adjustments resulting from foreign currency denominated transactions are recorded in income. At December 31, 2024 and 2023, accumulated other comprehensive loss related to foreign subsidiaries reflected in stockholders’ equity was $2.9 million and $62.8 million, respectively, with the decrease related to the Sale Transaction as discussed in Note 2.
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

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
New Accounting Pronouncements
Standards Adopted in 2024
Segment Reporting. In November 2023, the Financial Accounting Standards Board (“FASB”) issued new guidance intended to improve reportable segment disclosure requirements through enhanced disclosures. The amendments require disclosure of significant segment expenses regularly provided to the chief operating decision maker (CODM) as well as other segment items, extend certain annual disclosures to interim periods, clarify the applicability to single reportable segment entities, permit more than one measure of profit or loss to be reported under certain conditions, and require disclosure of the title and position of the CODM. We adopted this guidance retrospectively in this Annual Report on Form 10-K. The new guidance had no impact on our consolidated financial statements, but did result in expanded reportable segment disclosures. See Note 13 for additional information.
Standards Not Yet Adopted
Income Taxes: Improvements to Income Tax Disclosures. In December 2023, the FASB issued new guidance intended to enhance the transparency and decision usefulness of income tax disclosures. This guidance will be effective for us in the first quarter of 2025. These requirements are not expected to have an impact on our consolidated financial statements but will impact our income tax disclosures beginning in the first quarter of 2025.
Disaggregation of Income Statement Expenses. In November 2024, the FASB issued new guidance which requires entities to disclose additional information about specific expense categories, such as employee compensation and depreciation. This guidance will be effective for us for years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted on either a prospective or retrospective basis. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.
Note 2 — Discontinued Operations
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
Under the terms of the Sale Transaction agreement, the base sale price of the business was $127.5 million, preliminarily adjusted by $43 million to reflect lower estimated working capital conveyed at closing as compared to the average 2023 net working capital balance, accrued taxes and certain other liabilities, and $10 million of outstanding debt. The estimated total consideration of the Sale Transaction was $88.2 million, which includes $70.2 million of cash proceeds received at closing, $16.0 million of receivables, primarily reflecting an adjustment for the final working capital conveyed at closing, and a $5 million interest-bearing note receivable, partially offset by net deferred consideration liabilities. As of December 31, 2024, approximately $18 million of net assets is included within the consolidated balance sheet, reflecting the receivables and deferred consideration due from the Purchaser net of estimated liabilities due to the Purchaser. Further, under the terms for the Sale Transaction agreement, we are required to provide certain transition support services to Fluids Systems for a period of up to one year. Aside from these transition service obligations, there are no continuing involvement with the Fluids Systems business.
In connection with the Sale Transaction, we recognized an estimated pre-tax loss on sale of $195.7 million in the third quarter of 2024, which includes a $59.5 million non-cash charge for the reclassification of cumulative foreign currency translation losses related to Fluids Systems.

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The loss on sale consisted of the following (in thousands):

Cash proceeds received at closing	$70,187
Receivables due from the Purchaser	15,978
Estimated deferred consideration due from the Purchaser	3,550
Note receivable due from the Purchaser	5,000
Estimated liabilities due to the Purchaser	(6,488)
Estimated total consideration	88,227
Net book value of assets sold	(224,487)
(136,260)
Recognition of cumulative foreign currency translation losses	(59,469)
Loss on sale of discontinued operations before income taxes	$(195,729)
Proceeds from the sale received in 2024, net of cash disposed consisted of the following (in thousands):

Cash proceeds received at closing	$70,187
Fluids Systems cash disposed of at closing	(21,688)
Proceeds from divestiture, net of cash disposed	$48,499
Receivables due from the Purchaser is primarily related to the transaction price adjustment finalized in February 2025 for the actual working capital delivered at closing, of which $8.7 million was received in February 2025 with the remaining balance expected to be collected from the Purchaser in the first half of 2025. Estimated deferred consideration due from the Purchaser is related to certain pre-closing tax assets and other receivables that are expected to be substantially realized in 2025. The note receivable due from the Purchaser matures in March 2030 and bears interest at a rate of 12.5% per year. The receivables and deferred consideration due from the Purchaser are included in other receivables and the note receivable due from the Purchaser is included in other noncurrent assets in the consolidated balance sheet.
Estimated liabilities due to the Purchaser includes certain payables for pre-closing tax liabilities and obligations attributable to the Fluids Systems business that are expected to be substantially settled in 2025, as well as an estimated liability for contractual indemnifications related to various pre-closing contingencies of the Fluids Systems business. These estimated liabilities due to the Purchaser are included in accrued liabilities and other noncurrent liabilities in the consolidated balance sheet.
Our estimates for the fair value of deferred consideration due from the Purchaser and liabilities due to the Purchaser may change and any income or expense associated with such changes will be presented in discontinued operations.
The criteria for discontinued operations presentation were met during the third quarter of 2024, and consequently, the results of the former Fluids Systems segment are reported as income (loss) from discontinued operations within the consolidated statements of operations for all periods presented, and its historical assets and liabilities are presented in our condensed consolidated balance sheets as assets and liabilities of discontinued operations. We elected not to adjust the consolidated statements of cash flows for the years ended December 31, 2024, 2023, and 2022 to exclude cash flows attributable to discontinued operations. Accordingly, we have disclosed the depreciation, capital expenditures and significant operating and investing non-cash items related to discontinued operations below.
Discontinued operations reflect the results of operations attributable to our Fluids Systems segment which were included in the Company’s historical financial statements. In addition, the income (loss) from discontinued operations includes direct operating expenses incurred that (1) are clearly identifiable as costs of the component being disposed of and (2) will not continue to be recognized on an ongoing basis. Discontinued operations also reflects the allocation of interest expense on corporate debt, based on the ratio of net assets sold to the sum of consolidated net assets as adjusted for debt that was assumed by the Purchaser or directly attributable to other operations. Such interest expense allocated to discontinued operations totaled $1.4 million, $2.4 million, and $2.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the significant items included in income (loss) from discontinued operations in the consolidated statements of operations. The results for 2024 represent operations through the closing date of the Sale Transaction, September 13, 2024.

	Year Ended December 31,
(In thousands)	2024	2023	2022
Revenues	$335,302	$541,952	$622,601
Cost of revenues	290,482	475,967	561,056
Selling, general and administrative expenses	38,399	50,053	48,838
Other operating income, net	(1,447)	(1,114)	(1,144)
Impairments and other charges	—	6,356	29,417
Operating income (loss) from discontinued operations	7,868	10,690	(15,566)

Foreign currency exchange (gain) loss	825	1,156	(887)
Interest expense, net	2,683	4,074	3,530
Income (loss) from discontinued operations before income taxes	4,360	5,460	(18,209)

Loss on sale of discontinued operations before income taxes	(195,729)	—	—
Provision (benefit) for income taxes from discontinued operations	(5,508)	5,093	3,447
Income (loss) from discontinued operations	$(185,861)	$367	$(21,656)
Operating results from discontinued operations shown above include the following items:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Fluids Systems sale process transaction expenses	$8,348	$619	$—
Impairments and other charges	—	6,356	29,417
Gain on insurance recovery	(807)	—	—
Facility exit costs and other, net	741	4,594	1,000
Gain on divestitures	—	—	(971)
Severance costs	655	1,172	398
Total Fluids Systems	$8,937	$12,741	$29,844

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the carrying value of the former Fluids Systems segment’s assets and liabilities as presented within assets and liabilities of discontinued operations on the consolidated balance sheet.

(In thousands)	December 31, 2023
ASSETS
Cash and cash equivalents	$37,805
Receivables	125,639
Inventories	122,473
Prepaid expenses and other current assets	4,404
Property, plant and equipment, net	29,745
Operating lease assets	9,539
Other intangible assets, net	4,653
Deferred tax assets	1,261
Other assets	485
Assets of discontinued operations	$336,004

LIABILITIES
Current debt	$10,597
Accounts payable	53,742
Accrued liabilities	28,255
Long-term debt, less current portion	2,407
Noncurrent operating lease liabilities	6,691
Deferred tax liabilities	4,610
Other noncurrent liabilities	2,669
Liabilities of discontinued operations	$108,971
For the years ended December 31, 2024, 2023, and 2022, significant operating and investing items related to the former Fluids Systems segment were as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Operating activities of discontinued operations:
Impairments and other non-cash charges	$—	$6,356	$29,417
Depreciation and amortization	4,874	7,776	13,875

Investing activities of discontinued operations:
Capital expenditures	2,448	2,278	3,906

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3 — Inventories
Inventories consisted of the following at December 31:

(In thousands)	2024	2023
Raw materials	$5,721	$4,232
Finished goods	8,938	14,374
Total inventories	$14,659	$18,606
Raw materials consist primarily of resins and other materials used to manufacture composite mats, as well as materials that are consumed in providing spill containment and other services to our customers.
Note 4 — Property, Plant and Equipment
Property, plant and equipment consisted of the following at December 31:

(In thousands)	2024	2023
Land	$4,627	$4,627
Buildings and improvements	51,111	51,642
Machinery and equipment	98,719	102,085
Computer hardware and software	37,172	37,333
Furniture and fixtures	3,775	3,856
Construction in progress	2,390	1,522
	197,794	201,065
Less accumulated depreciation	(133,099)	(132,826)
	64,695	68,239

Composite mats (rental fleet)	198,712	169,319
Less accumulated depreciation - composite mats	(75,924)	(72,014)
	122,788	97,305

Property, plant and equipment, net	$187,483	$165,544
 Depreciation expense was $20.5 million, $21.2 million, and $22.1 million in 2024, 2023 and 2022, respectively.

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5 — Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill are as follows:

(In thousands)
Balance at December 31, 2022	$47,110
Effects of foreign currency	173
Balance at December 31, 2023	47,283
Effects of foreign currency	(61)
Balance at December 31, 2024	$47,222
We completed the annual evaluation of the carrying value of our goodwill as of November 1, 2024 and determined that the fair value was significantly more than the net carrying value, and therefore, no impairment was required.
Other intangible assets consisted of the following:

	December 31, 2024			December 31, 2023
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
Technology related	$11,600	$(5,757)	$5,843	$13,921	$(7,275)	$6,646
Customer related	18,250	(13,762)	4,488	18,250	(12,435)	5,815
Total intangible assets	$29,850	$(19,519)	$10,331	$32,171	$(19,710)	$12,461
Total amortization expense related to other intangible assets was $2.1 million, $2.4 million and $2.6 million in 2024, 2023 and 2022, respectively. The decrease in the gross carrying amount of intangible assets in 2024 was attributable to a write-off of fully amortized balances.
Estimated future amortization expense for the years ended December 31 is as follows:

(In thousands)	2025	2026	2027	2028	2029	Thereafter	Total
Technology related	$803	$803	$788	$713	$713	$2,023	$5,843
Customer related	1,147	948	746	569	436	642	4,488
Total future amortization expense	$1,950	$1,751	$1,534	$1,282	$1,149	$2,665	$10,331
The weighted average amortization period for technology related and customer related intangible assets is 15 years and 13 years, respectively.
Note 6 — Financing Arrangements
Financing arrangements consisted of the following:

	December 31, 2024			December 31, 2023
(In thousands)	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt
Amended ABL Facility	$—	$—	$—	$45,000	$—	$45,000
U.K. credit facility	—	—	—	2,037	—	2,037
Finance leases	7,622	—	7,622	6,599	—	6,599
U.K. term loan	—	—	—	5,793	(49)	5,744
Other debt	106	(1)	105	2,656	(7)	2,649
Total debt	7,728	(1)	7,727	62,085	(56)	62,029
Less: Current portion	(2,900)	—	(2,900)	(6,319)	—	(6,319)
Long-term debt	$4,828	$(1)	$4,827	$55,766	$(56)	$55,710

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Asset-Based Loan Facility. In October 2017, we entered into a U.S. asset-based revolving credit agreement, which was amended in March 2019, amended and restated in May 2022, and further amended and restated in September 2024 (the “Amended ABL Facility”). The Amended ABL Facility provides financing of up to $100.0 million available for borrowings (inclusive of letters of credit), which can be increased up to $250.0 million, subject to certain conditions. The Amended ABL Facility has a five-year term expiring May 2027, is based on a Bloomberg Short-Term Bank Yield Index (“BSBY”) pricing grid, and includes a mechanism to incorporate a sustainability-linked pricing framework with the consent of the required lenders (as defined in the Amended ABL Facility). The BSBY rates were replaced with Term SOFR (Secured Overnight Financing Rate) beginning in November 2024.
As of December 31, 2024, our total availability under the Amended ABL Facility was $67.8 million, with no outstanding borrowings and $2.0 million was used for outstanding letters of credit, resulting in remaining availability of $65.8 million.
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
Under the terms of the Amended ABL Facility, we may elect to borrow at a variable interest rate based on either, (1) the Term SOFR rate (subject to a floor of zero) or (2) the base rate (subject to a floor of zero), equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A., and (c) Term SOFR for a one-month interest period plus 1.00%, plus, in each case, an applicable margin per annum. The applicable margin ranges from 1.50% to 2.00% per annum for Term SOFR borrowings, and 0.50% to 1.00% per annum for base rate borrowings, based on the consolidated leverage ratio (as defined in the Amended ABL Facility) as of the last day of the most recent fiscal quarter. We are also required to pay a commitment fee equal to (i) 0.375% per annum at any time the average daily unused portion of the commitments is greater than 50% and (ii) 0.25% per annum at any time the average daily unused portion of the commitments is less than 50%.
As of December 31, 2024, the applicable margin for borrowings under the Amended ABL Facility was 1.50% with respect to Term SOFR borrowings and 0.50% with respect to base rate borrowings, and the applicable commitment fee on the unused portion of the Amended ABL Facility was 0.375% per annum.
The September 2024 amendment, among other things, (i) released Newpark Drilling Fluids from its obligations as a borrower under the Amended ABL Facility, (ii) reduced the aggregate commitments under the Amended ABL Facility from $175 million to $100 million, (iii) reduced the aggregate letter of credit sublimit under the Amended ABL Facility from $15 million to $10 million, (iv) provided that the financial covenant requiring the Consolidated Leverage Ratio (as defined in the Amended ABL Facility) to be less than or equal to 4.00 to 1.00 is tested for each fiscal quarter (beginning the fiscal quarter ending June 30, 2024), instead of being tested only when availability under the Amended ABL Facility is below 40% of the borrowing base, (v) consented to the Sale Transaction and (vi) decreased certain other thresholds proportionally with the decreased commitments under the Amended ABL Facility. The Amended ABL Facility also requires a minimum fixed charge coverage ratio of 1.00 to 1.00 for the most recently completed four fiscal quarters.
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

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We also maintain finance leases primarily related to transportation equipment. During 2024, we entered $3.5 million of new finance lease liabilities in exchange for leased assets.
In addition, at December 31, 2024, we had $6.2 million in outstanding letters of credit, performance bonds, and other guarantees for which certain of the letters of credit are collateralized by $0.5 million in restricted cash.
We incurred net interest expense of $2.6 million, $4.1 million and $3.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. There was no capitalized interest for the years ended December 31, 2024, 2023 or 2022. As of December 31, 2024, we had scheduled repayments for financing arrangements of approximately $3 million in 2025, $3 million in 2026, $1 million in 2027, and $1 million in 2028.

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 7 — Fair Value of Financial Instruments and Concentrations of Credit Risk
Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, receivables, payables, and debt. We believe the carrying values of these instruments approximated their fair values at December 31, 2024 and 2023.
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk primarily consist of cash, cash equivalents, and trade accounts receivable. At December 31, 2024, substantially all of our cash and cash equivalents reside in U.S. financial institutions or money market funds. As part of our investment strategy, we perform periodic evaluations of the relative credit standing of these financial institutions and money market funds.
Customer Revenue Concentration
We derive a significant portion of our revenues and profitability from customers operating within the utilities sector, which include power transmission service providers as well as large regulated electrical utility providers. For 2024, 2023 and 2022, revenues from our 20 largest customers represented approximately 67%, 67% and 71%, respectively, of our consolidated revenues. For 2024, our largest customer represented 19% of our revenues. For 2023 and 2022, no single customer accounted for more than 10% of our consolidated revenues.
Receivables
Receivables consisted of the following at December 31:

(In thousands)	2024	2023
Trade receivables:
Gross trade receivables	$46,819	$42,123
Allowance for credit losses	(948)	(1,223)
Net trade receivables	45,871	40,900
Income tax receivables	2,049	705
Other receivables	26,921	1,213
Total receivables, net	$74,841	$42,818

Other receivables as of December 31, 2024 included $23.2 million for amounts due from the Purchaser, including the receivables and estimated deferred consideration related to the Sale Transaction (see Note 2) as well as amounts due under the transition services agreement. Other receivables as of December 31, 2024 also included an insurance receivable of $1.7 million related to a cybersecurity event.
Changes in our allowance for credit losses were as follows:

(In thousands)	2024	2023	2022
Balance at beginning of year	$1,223	$1,193	$981
Credit loss expense	(221)	285	252
Write-offs, net of recoveries	(54)	(255)	(40)
Balance at end of year	$948	$1,223	$1,193

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 8 — Leases
We lease certain office space, warehouses, land, and equipment. Leases in the consolidated balance sheets consisted of the following at December 31:

(In thousands)	Balance Sheet Classification	2024	2023
Assets:
Operating	Operating lease assets	$11,793	$11,192
Finance	Property, plant and equipment, net	7,316	6,025
Total lease assets		$19,109	$17,217
Liabilities:
Current:
Operating	Accrued liabilities	$2,162	$1,797
Finance	Current debt	2,794	1,995
Noncurrent:
Operating	Noncurrent operating lease liabilities	$10,896	$10,713
Finance	Long-term debt, less current portion	4,827	4,604
Total lease liabilities		$20,679	$19,109
Lease costs in the consolidated statements of operations were as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Operating lease expenses
Long-term operating leases expenses	$2,383	$2,568	$2,409
Short-term operating leases expenses	1,874	3,226	2,543
Total operating lease expenses	$4,257	$5,794	$4,952

Amortization of leased assets for finance leases	$2,818	$1,744	$515

Sublease income	$(978)	$(758)	$(407)

Total net lease cost	$6,097	$6,780	$5,060
Total operating lease expenses approximate cash paid during each period. Interest for finance leases is not material. Operating lease expenses and amortization of leased assets for finance leases are included in either cost of revenues or selling, general and administrative expenses. Interest for finance leases is included in interest expense, net. Sublease income is included in selling, general and administrative expenses, or other operating income.
In addition to the sublease income in the table above, which relates to our principal executive offices, we also own a facility containing approximately 108,000 square feet of office space (approximately 81,000 square feet of which is currently being leased to third parties) on approximately 11 acres of land in Katy, Texas, which houses certain administrative offices. From this facility, we generated lease income of $0.8 million and $0.5 million for 2024 and 2023, respectively (none for 2022). Such sublease and lease income associated with our administrative offices is included in selling, general and administrative expenses.
For information regarding revenues from the rental of our matting systems, see Note 13.

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The maturity of lease liabilities as of December 31, 2024 is as follows:

(In thousands)	Operating Leases	Finance Leases	Total
2025	$2,724	$3,278	$6,002
2026	2,696	2,909	5,605
2027	2,552	1,791	4,343
2028	2,178	519	2,697
2029	2,029	—	2,029
Thereafter	3,056	—	3,056
Total lease payments	15,235	8,497	23,732
Less: Interest	2,177	876	3,053
Present value of lease liabilities	$13,058	$7,621	$20,679

During 2024, we entered into $1.1 million and $3.5 million of new operating lease liabilities and finance lease liabilities, respectively, in exchange for leased assets. During 2023, we entered into $0.7 million and $4.5 million of new operating lease liabilities and finance lease liabilities, respectively, in exchange for leased assets.
Weighted-average remaining lease terms and the weighted average discount rates are as follows:

Lease Term and Discount Rate	December 31, 2024
Weighted-average remaining lease term (years)
Operating leases	5.9
Finance leases	2.7
Weighted-average discount rate
Operating leases	5.4%
Finance leases	7.8%
Note 9 — Income Taxes
    The provision (benefit) for income taxes from continuing operations is as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Current:
U.S. Federal	$4,165	$3,692	$1,283
State	2,185	878	79
Foreign	—	(33)	(25)
Total current	6,350	4,537	1,337
Deferred:
U.S. Federal	(11,975)	1,424	(770)
State	(1,247)	(199)	183
Foreign	134	(189)	174
Total deferred	(13,088)	1,036	(413)
Total provision (benefit) for income taxes from continuing operations	$(6,738)	$5,573	$924

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

 Income from continuing operations before income taxes is as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
U.S.	$30,990	$20,335	$1,013
Foreign	(2,129)	(613)	733
Income from continuing operations before income taxes	$28,861	$19,722	$1,746
The effective income tax rate from continuing operations is reconciled to the statutory federal income tax rate as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Provision (benefit) for income taxes from continuing operations at federal statutory rate	$6,061	$4,142	$366
Nondeductible executive compensation	1,486	999	879
Stock-based compensation	(1,087)	(52)	101
Change in valuation allowance	(15,161)	(231)	(24)
State tax expense (benefit), net	1,566	886	5
Other items, net	397	(171)	(403)
Total provision (benefit) for income taxes from continuing operations	$(6,738)	$5,573	$924
The benefit for income taxes from continuing operations was $6.7 million for 2024 and includes a $15.9 million benefit primarily related to the release of valuation allowances on U.S. federal and state net operating losses and tax credit carryforwards that are now expected to be realized following the sale of the Fluids Systems business. The provision for income taxes from continuing operations was $5.6 million for 2023 and $0.9 million for 2022, respectively.

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities consisted of the following at December 31:

(In thousands)	2024	2023
Deferred tax assets:
Net operating losses	$32,127	$29,806
Capital losses	20,309	—
Foreign tax credits	4,782	4,758
Accruals not currently deductible	3,579	3,698
Unrealized foreign exchange losses, net	372	219
Research and development credits	6,282	5,690
Stock-based compensation	1,133	1,723
Capitalized inventory costs	705	1,513
Capitalized research and development expenditures	7,396	7,110
Other	1,866	1,491
Total deferred tax assets	78,551	56,008
Valuation allowance	(34,331)	(32,587)
Total deferred tax assets, net of allowances	44,220	23,421
Deferred tax liabilities:
Accelerated depreciation and amortization	(29,830)	(25,751)
Total deferred tax liabilities	(29,830)	(25,751)
Total net deferred tax liabilities	$14,390	$(2,330)

Noncurrent deferred tax assets	$15,593	$1,367
Noncurrent deferred tax liabilities	(1,203)	(3,697)
Net deferred tax liabilities	$14,390	$(2,330)

We have U.S. federal income tax net operating loss carryforwards (“NOLs”) of approximately $104.7 million available to reduce future U.S. taxable income, which do not expire. We also have state NOLs of approximately $216.5 million available to reduce future state taxable income, including approximately $154.6 million which do not expire and approximately $61.9 million which expire in varying amounts beginning in 2025 through 2044. Foreign NOLs of approximately $2.8 million are available to reduce future taxable income, some of which expire beginning in 2034. U.S. federal capital loss carryforwards of approximately $91.4 million expire in 2029.
The realization of our net deferred tax assets is dependent on our ability to generate taxable income in future periods. At December 31, 2024 and 2023, we have recorded a valuation allowance in the amount of $34.3 million and $32.6 million, respectively, primarily related to U.S. capital loss carryfowards, certain U.S. state and foreign NOL carryforwards, as well as foreign tax credits, which may not be realized. The change in the valuation allowance in 2024 is primarily related to a valuation allowance recognized on capital losses related to the sale of the Fluids Systems business that are not expected to be realized, partially offset by the release of approximately $15.9 million of valuation allowances primarily related to U.S. federal and state net operating losses and tax credit carryforwards that are now expected to be realized following the sale of the Fluids Systems business.
We file income tax returns in the U.S. and certain non-U.S. jurisdictions and are subject to examination in the various jurisdictions in which we file. We are no longer subject to income tax examinations for U.S. federal and substantially all state jurisdictions for years prior to 2020 and for substantially all foreign jurisdictions for years prior to 2018.

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the beginning and ending provision for uncertain tax positions is as follows:

(In thousands)	2024	2023	2022
Balance at January 1	$109	$193	$109
Additions (reductions) for tax positions of prior years	—	—	84
Additions (reductions) for tax positions of current year	—	—	—
Reductions for settlements with tax authorities	—	—	—
Reductions for lapse of statute of limitations	(24)	(84)	—
Balance at December 31	$85	$109	$193
Approximately $0.1 million of unrecognized tax benefits at December 31, 2024, if recognized, would favorably impact the effective tax rate.
We recognize accrued interest and penalties related to uncertain tax positions in operating expenses. The amount of interest and penalties was immaterial for all periods presented.

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 10 — Capital Stock
Common Stock
Changes in outstanding common stock were as follows:

(In thousands of shares)	2024	2023	2022
Outstanding, beginning of year	111,669	111,452	109,331
Shares issued for exercise of options	—	—	—
Shares issued for time vested restricted stock (net of forfeitures)	—	129	1,918
Shares issued for employee stock purchase plan	—	88	203
Outstanding, end of year	111,669	111,669	111,452

Outstanding shares of common stock include shares held as treasury stock totaling 25,114,978, 26,471,738 and 21,751,232 as of December 31, 2024, 2023 and 2022, respectively.
Treasury Stock
Changes in treasury stock were as follows:

(In thousands of shares)	2024	2023	2022
Outstanding, beginning of year	26,472	21,751	16,981
Shares purchased under our Repurchase Program	—	6,523	4,438
Shares purchased for employee stock options, restricted stock and employee stock purchase plan	529	577	592
Shares reissued for employee stock options, restricted stock and employee stock purchase plan	(1,886)	(2,379)	(260)
Outstanding, end of year	25,115	26,472	21,751
During 2024, 2023 and 2022, we purchased shares surrendered in lieu of taxes upon vesting of restricted shares for an aggregate cost of $4.5 million, $2.2 million and $2.7 million, respectively.
Repurchase Program
Our Board of Directors has authorized a securities repurchase program available for repurchases of our common stock. In February 2024, our Board of Directors replaced the prior program with a new repurchase program for repurchases of common stock up to $50.0 million.
Our repurchase program authorizes us to purchase outstanding shares of our common stock in the open market or as otherwise determined by management, subject to certain limitations under the Amended ABL Facility (as defined in Note 6) and other factors. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows and available cash on hand. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. As of December 31, 2024, we had $50.0 million of authorization remaining under the program.
Due to restrictions associated with the Fluids Systems sale process and other events, no shares of common stock were repurchased under the repurchase program during 2024. During 2023, we repurchased 6,522,797 shares of our common stock under our repurchase program for a total cost of $31.9 million.

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Preferred Stock
We are authorized to issue up to 1,000,000 shares of preferred stock, $0.01 par value. There were no outstanding shares of preferred stock as of December 31, 2024, 2023 or 2022.
Note 11 — Earnings Per Share
The following table presents the reconciliation of the numerator and denominator for calculating net income (loss) per share:

	Year Ended December 31,
(In thousands, except per share data)	2024	2023	2022
Numerator
Income from continuing operations	$35,599	$14,149	$822
Income (loss) from discontinued operations	(185,861)	367	(21,656)
Net income (loss)	$(150,262)	$14,516	$(20,834)

Denominator
Weighted average common shares outstanding - basic	85,819	86,401	92,712
Dilutive effect of stock options and restricted stock awards	1,576	1,914	1,300
Weighted average common shares outstanding - diluted	87,395	88,315	94,012

Income (loss) per common share - basic:
Income from continuing operations	$0.41	$0.16	$0.01
Income (loss) from discontinued operations	(2.17)	—	(0.23)
Net income (loss)	$(1.75)	$0.17	$(0.22)

Income (loss) per common share - diluted:
Income from continuing operations	$0.41	$0.16	$0.01
Income (loss) from discontinued operations	(2.13)	—	(0.23)
Net income (loss)	$(1.72)	$0.16	$(0.22)

We excluded the following weighted-average potential shares from the calculations of diluted net income (loss) per share during the applicable periods because their inclusion would have been anti-dilutive for continuing operations:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Stock options and restricted stock awards	341	785	2,214

Note 12 — Stock-Based Compensation and Other Benefit Plans
The following describes stockholder approved plans utilized by us for the issuance of stock-based awards.
2014 Non-Employee Directors’ Restricted Stock Plan
In May 2014, our stockholders approved the 2014 Non-Employee Directors’ Restricted Stock Plan (“2014 Director Plan”) which authorizes grants of restricted stock to non-employee directors. Each restricted share granted to a non-employee director vests in full on the earlier of the day prior to the next annual meeting of stockholders following the grant date or the first anniversary of the grant. At December 31, 2024, 0.4 million shares remained available for award under the 2014 Director Plan.

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2015 Employee Equity Incentive Plan
In May 2015, our stockholders approved the 2015 Employee Equity Incentive Plan (“2015 Plan”) pursuant to which the Compensation Committee of our Board of Directors (“Compensation Committee”) may grant to key employees, including executive officers and other employees, a variety of forms of equity-based compensation, including shares of restricted common stock, restricted stock units, options to purchase shares of common stock, stock appreciation rights, other stock-based awards, and performance-based awards. At December 31, 2024, 3.4 million shares remained available for award under the 2015 Plan.
In June 2017, our Board of Directors approved the Long-Term Cash Incentive Plan (“Cash Plan”), a sub-plan to the 2015 Plan, pursuant to which the Compensation Committee may grant time-based cash awards or performance-based cash awards to key employees, including executive officers and other employees, to provide an opportunity for employees to receive a cash payment upon either completion of a service period or achievement of predetermined performance criteria at the end of a performance period.
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
The following tables summarize the activity for our outstanding time-vested restricted stock awards (granted to our Board of Directors) and restricted stock units (granted to employees) for the year ended December 31, 2024:

Nonvested Restricted Stock Awards (Time-Vesting)	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2024	200,516	$3.89
Granted	100,514	7.76
Vested	(200,516)	3.89
Forfeited	—	—
Nonvested at December 31, 2024	100,514	$7.76

Nonvested Restricted Stock Units (Time-Vesting)	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2024	3,363,830	$3.82
Granted	653,672	7.68
Vested	(1,658,082)	3.68
Forfeited	(902,657)	4.33
Nonvested at December 31, 2024	1,456,763	$5.39
The table above includes activity related to employees of our former Fluids Systems segment. Total compensation cost recognized for restricted stock awards and restricted stock units inclusive of discontinued operations was $5.0 million, $6.4 million and $6.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. During the years ended December 31, 2024, 2023 and 2022, the total fair value of shares vested was $15.6 million, $9.0 million and $9.4 million, respectively. For the years ended December 31, 2024, 2023 and 2022, we recognized tax benefits resulting from the vesting of restricted stock awards and units of $3.1 million, $1.8 million and $1.8 million, respectively. As a result of the Sale Transaction, 0.6 million of unvested restricted stock units previously granted to former employees were forfeited on September 13, 2024, and no awards related to employees of our former Fluids Systems remained outstanding at December 31, 2024.

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total compensation cost recognized for restricted stock awards and restricted stock units for continuing operations was $4.5 million, $4.7 million and $4.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. Total unrecognized compensation cost at December 31, 2024 related to restricted stock awards and restricted stock units was approximately $5.7 million which is expected to be recognized over the next 1.6 years.
Cash-Based Awards
In addition to the restricted stock units described above, the Compensation Committee also approved the issuance of cash-based awards to certain executive officers during 2024, 2023 and 2022. The 2024 awards included a target value of $2.6 million, the 2023 awards included a target value of $2.5 million, and the 2022 awards included a target value of $2.8 million. The cash payout for each award ranges from 0% to 200% of target. As of December 31, 2024, the 2024, 2023, and 2022 awards had $2.3 million, $2.2 million, and $2.0 million target value outstanding.
Of the outstanding cash-based awards for 2024 and 2023, 70% will be settled based on the relative ranking of our total shareholder return (“TSR”) as compared to the TSR of our designated peer group and 30% will be settled based on the consolidated return on net capital employed (“RONCE”), each measured over a three-year performance period. For TSR awards, the performance period for the 2024 award is measured from May 2024 to May 2027 and the performance period for the 2023 awards is measured from May 2023 to May 2026. RONCE performance for the 2024 and 2023 awards will be determined based upon the Company’s average three-year RONCE performance for the fiscal years 2024 through 2026, and fiscal years 2023 through 2025, respectively. The 2022 awards will be settled based on the relative ranking of our TSR as compared to the TSR of our designated peer group over a three-year period from May 2022 to May 2025.

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The performance-based cash awards are accrued as a liability award over the performance period based on the estimated fair value. The fair value of the performance-based cash awards is remeasured each period using a Monte Carlo valuation model with changes in fair value recognized in the consolidated statement of operations.
Total compensation cost recognized for cash-based awards was $2.7 million, $3.8 million and $3.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, the total liability for cash-based awards was $4.3 million and $6.7 million, respectively.
Stock Options
Stock options granted by the Compensation Committee are granted with a three-year vesting period and a term of ten years. There have been no options granted since 2016.
The following table summarizes activity for our outstanding stock options for the year ended December 31, 2024:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at beginning of period	1,060,533	$7.12
Granted	—	—
Exercised	(31,720)	4.32
Expired or canceled	(253,375)	10.46
Outstanding at end of period	775,438	$6.14	0.99	$1,585

Vested or expected to vest at end of period	775,438	$6.14	0.99	$1,585
Options exercisable at end of period	775,438	$6.14	0.99	$1,585
There was no compensation cost recognized for stock options during the years ended December 31, 2024, 2023, or 2022. The total intrinsic value of options exercised was $0.1 million for the year ended December 31, 2024, and cash from options exercised totaled $0.1 million. The total intrinsic value of options exercised was $0.4 million for the year ended December 31, 2023, and cash from options exercised totaled $0.6 million. There were no stock options exercised during 2022.
Defined Contribution Plan
Substantially all of our U.S. employees are covered by a defined contribution plan (“401(k) Plan”). Employees may voluntarily contribute up to 50% of compensation, as defined in the 401(k) Plan. Participants’ contributions, up to 4% of compensation, are matched 100% by the Company, and the participants’ contributions, from 4% to 6% of compensation, are matched 50% by the Company. Under the 401(k) Plan, our cash contributions were $2.9 million, $3.2 million and $2.5 million for 2024, 2023 and 2022, respectively.
Note 13 — Segment and Related Information
Following the sale of the Fluids Systems segment in September 2024, we have one reportable segment. We previously operated a second reportable segment, Fluids Systems, which we exited in the third quarter of 2024, and a third reportable segment, Industrial Blending, which we exited in 2022.
Following the sale of the Fluids Systems segment in September 2024, the Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, allocates resources and assesses financial performance on a consolidated basis. The Company’s operations, currently in the United States and United Kingdom, are substantially similar with respect to services provided, type of customers, and sourcing of materials. Resource allocations are based on the capacity of the Company’s existing rental fleet, manufacturing facility and current status of operations, including projected demand for our products and services in the industries and locations we serve. Consolidated income from continuing operations as presented in the consolidated statements of operations is used to measure performance. As such, management has determined that the Company functions as a single operating segment, and reports as a single reportable segment.
See Note 2 for financial information for our previously reported Fluids Systems segment, now reported as discontinued operations.

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our Industrial Blending segment began operations in 2020 and supported industrial end-markets, including the production of disinfectants and industrial cleaning products. In 2022, we exited our Industrial Blending operations and completed the sale of the industrial blending and warehouse facility and related equipment for cash proceeds of approximately $14 million. In connection with this divestiture, we recognized a $7.9 million impairment charge related to these long-lived assets in the second quarter of 2022, and subsequently recognized a gain of $2.6 million upon the eventual sale in the fourth quarter of 2022.
The following table presents further disaggregated revenues by type:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Rental revenues	$89,512	$83,400	$75,616
Service revenues	56,273	66,554	58,685
Product sales revenues	71,704	57,694	58,692
Total revenues	$217,489	$207,648	$192,993
Certain services performed that are directly related to the mat rental operation are considered as rental revenues for presentation on the consolidated statements of operations. Such direct services include mat installation and removal, freight (hauling of mats), and direct labor related to such activities.
The following table presents further disaggregated revenues by geography, based on the country in which the sale originates:

	Year Ended December 31,
(In thousands)	2024	2023	2022
United States	$203,379	$194,086	$179,900
United Kingdom	14,110	13,562	13,093
Total revenues	$217,489	$207,648	$192,993
The following table presents disaggregated expense information:

	Year Ended December 31,
(In thousands)	2024	2023	2022

Depreciation and amortization - Included in cost of revenues	$20,489	$20,868	$22,098
Depreciation and amortization - Included in selling, general and administrative expenses	2,167	2,728	2,637
Total depreciation and amortization	$22,656	$23,596	$24,735
The following table presents long-lived assets, which includes property, plant and equipment and other long-term assets, based on the country in which the assets are located:

	Year Ended December 31,
(In thousands)	2024	2023	2022
United States	$248,262	$224,194	$216,621
United Kingdom	15,502	13,868	15,135
Total long-lived assets	$263,764	$238,062	$231,756
For 2024, our largest customer represented 19% of our revenues. For 2023 and 2022, no single customer accounted for more than 10% of our consolidated revenues.
Note 14 — Supplemental Cash Flow and Other Information
Supplemental disclosures to the statements of cash flows are presented below:

(in thousands)	2024	2023	2022
Cash paid (received) for:
Income taxes (net of refunds)	$9,803	$8,939	$9,058
Interest	$4,524	$7,767	$5,945
The amounts above include payments for our former Fluids Systems segment, as we elected not to adjust the consolidated statements of cash flows to exclude cash flows attributable to discontinued operations. A substantial majority of cash tax payments in 2024, 2023 and 2022 related to our former Fluids Systems segment’s international operations.
Cash, cash equivalents, and restricted cash in the consolidated statements of cash flows consisted of the following at December 31:

(in thousands)	2024	2023	2022
Cash and cash equivalents	$17,756	$789	$86
Cash and cash equivalents included in assets from discontinued operations	—	37,805	23,096
Restricted cash included in assets from discontinued operations	—	291	384
Restricted cash (included in prepaid expenses and other current assets)	481	16	1,495
Cash, cash equivalents, and restricted cash	$18,237	$38,901	$25,061
Accounts payable and accrued liabilities at December 31, 2024, 2023, and 2022, included accruals for capital expenditures of $1.3 million, $1.6 million, and $1.1 million, respectively.
Accrued liabilities at December 31, 2024 and 2023 included accruals for employee incentives and other compensation related expenses of $8.9 million and $12.2 million, respectively.
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
In 2024, we recognized a $0.6 million gain related to a legal settlement as well as a $0.1 million gain related to the final insurance settlement associated with Hurricane Ida in August 2021.
Other
We do not have any special purpose entities. At December 31, 2024, we had $6.2 million in outstanding letters of credit, performance bonds, and other guarantees for which certain of the letters of credit are collateralized by $0.5 million in restricted cash. We also enter into normal short-term operating leases for office and warehouse space, as well as certain operating equipment. None of these off-balance sheet arrangements either had, or is expected to have, a material effect on our financial statements.
We are self-insured for health claims, subject to certain “stop loss” insurance policies. Claims in excess of $250,000 per incident are insured by third-party insurers. Based on historical experience, we had accrued liabilities of $0.5 million and $0.6 million for unpaid claims incurred at December 31, 2024 and 2023, respectively. Substantially all of these estimated claims are expected to be paid within six months of their occurrence. In addition, we are self-insured for certain workers’ compensation, auto, and general liability claims up to a certain policy limit. Claims in excess of $750,000 are insured by third-party reinsurers. Based on historical experience, we had accrued liabilities of $0.8 million and $1.7 million for the uninsured portion of claims at December 31, 2024 and 2023, respectively.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024, the end of the period covered by this annual report.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024 as required by the Securities and Exchange Act of 1934 Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in a report entitled “Internal Control — Integrated Framework (2013).” We concluded that based on our evaluation, our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Matthew S. Lanigan
Matthew S. Lanigan
Chief Executive Officer

/s/ Gregg S. Piontek
Gregg S. Piontek
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of NPK International Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of NPK International Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 28, 2025, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 28, 2025

ITEM 9B. Other Information
Insider Trading Arrangements
During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The information required by this Item is incorporated by reference to the “Executive Officers” and “Election of Directors” sections of the definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders.
Compliance with Section 16(a) of the Exchange Act
The information required by this Item, if applicable, is incorporated by reference to the “Delinquent Section 16(a) Reports” section of the definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders.
Code of Conduct and Ethics
We have adopted a Code of Ethics for Senior Officers and Directors ("Code of Ethics") and a Code of Business Ethics and Conduct (“Ethics Manual" and, together with the Code of Ethics, the "Codes”) that applies to all officers and employees. The Code of Ethics and Ethics Manual are publicly available in the investor relations area of our website at www.npki.com. Any amendments to, or waivers of, the Codes with respect to our principal executive officer, principal financial officer or principal accounting officer or controller, or persons performing similar functions, will be disclosed on our website within four business days following the date of the amendment or waiver. Copies of our Code of Ethics may also be requested in print by writing to NPK International Inc., 9320 Lakeside Blvd., Suite 100, The Woodlands, Texas, 77381.
Insider Trading Policy
The information required by this Item is incorporated by reference to the “Corporate Governance—Insider Trading Policy” section of the definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders.
ITEM 11. Executive Compensation
The information required by this Item is incorporated by reference to the “Executive Compensation” section of the definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the “Ownership of Common Stock” and “Equity Compensation Plan Information” sections of the definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the “Related Person Transactions” and “Director Independence” sections of the definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders.

ITEM 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is Deloitte & Touche LLP, Houston, Texas, PCAOB ID No 34.
The information required by this Item is incorporated by reference to the “Independent Auditor” section of the definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders.

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

3.2
Certificate of Amendment to the Second Restated Certificate of Incorporation, dated December 5, 2024, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 9, 2024 (SEC File No. 001-02960).

3.3
Amended and Restated Bylaws of Newpark Resources, Inc., effective December 9, 2024, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 9, 2024 (SEC File No. 001-02960).

*4.1	Description of Common Stock of NPK International Inc.
*4.2	Specimen form of common stock certificate of NPK International Inc.
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

†10.5
Change in Control Agreement, dated as of January 7, 2008, between Newpark Resources, Inc. and Gregg Piontek, incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 23, 2024 (SEC File No. 001-02960).

†10.6
Amendment to Change in Control Agreement, dated as of March 7, 2011, between Newpark Resources, Inc. and Gregg Piontek, incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 23, 2024 (SEC File No. 001-02960).

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

10.9	Form of Indemnification Agreement, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on July 25, 2014 (SEC File No. 001-02960).
10.10
Indemnification Agreement, dated October 26, 2011, between Gregg S. Piontek and Newpark Resources, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2011 (SEC File No. 001-02960).

†10.11
Newpark Resources, Inc. Amended and Restated Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 2, 2023 (SEC File No. 001-02960).

†10.12
Amendment No. 1 to the Newpark Resources, Inc. Amended and Restated Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 2, 2023 (SEC File No. 001-02960).

†10.13
Newpark Resources, Inc. Amended and Restated Annual Cash Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 3, 2024 (SEC File No. 001-02960).

†10.14
Newpark Resources, Inc. Amended and Restated 2014 Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 2, 2023 (SEC File No. 001-02960).

†10.15
Form of Non-Employee Director Restricted Stock Agreement under the Newpark Resources, Inc. 2014 Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on August 2, 2023 (SEC File No. 001-02960).

†10.16
Newpark Resources, Inc. Second Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 2, 2023 (SEC File No. 001-02960).

†10.17
Form of Restricted Stock Agreement (time vested) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333-204403).

†10.18
Form of Restricted Stock Unit Agreement (performance-based) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333-204403).

†10.19
Form of Restricted Stock Unit Agreement (retirement eligible) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

†10.20
Form of Restricted Stock Unit Agreement (not retirement eligible) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

†10.21
Form of Restricted Stock Unit Agreement (international) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

†10.22
Form of Restricted Stock Unit Agreement under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 6, 2024 (SEC File No. 001-02960).

†10.23
Form of Non-Qualified Stock Option Agreement (retirement eligible) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

†10.24
Form of Non-Qualified Stock Option Agreement (not retirement eligible) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

†10.25
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

†10.27
Form of Performance-Based Cash Award Agreement under the Newpark Resources, Inc. Long-Term Cash Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 6, 2024 (SEC File No. 001-02960).

†10.28	Form of Non-Employee Director Cash Award Agreement, incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q filed on August 4, 2020 (SEC File No. 001-02960).
†10.29
Newpark Resources, Inc. Retirement Policy for U.S. Employees, as amended, Approved and Adopted April 6, 2015, amended as of May 20, 2020, incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q filed on August 4, 2020 (SEC File No. 001-02960).

†10.30
Form of Participation Agreement under the Newpark Resources, Inc. U.S. Executive Severance Plan (Participants With Employment Agreements), incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 2, 2023 (SEC File No. 001-02960).

†10.31
Form of Participation Agreement under the Newpark Resources, Inc. U.S. Executive Severance Plan (Participants Without Employment Agreements), incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on August 2, 2023 (SEC File No. 001-02960).

†10.32
Newpark Resources, Inc. U.S. Executive Severance Plan (As amended and restated effective February 20, 2024), incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 3, 2024 (SEC File No. 001-02960).

†10.33
Newpark Resources, Inc. Change in Control Plan (As amended and restated effective February 20, 2024), incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 3, 2024 (SEC File No. 001-02960).

10.34
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

10.35
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

10.36
Cooperation Agreement, by and between Newpark Resources, Inc., Bradley L. Radoff and The Radoff Family Foundation, dated February 17, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2022 (SEC File No. 001-02960).

*19.1	Insider Trading Policy
*21.1	Subsidiaries of the Registrant.
*23.1	Consent of Independent Registered Public Accounting Firm.
*31.1	Certification of Matthew S. Lanigan pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Gregg S. Piontek pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Matthew S. Lanigan pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Gregg S. Piontek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97
Newpark Resources, Inc. Clawback Policy, incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 23, 2024 (SEC File No. 001-02960).

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

NPK International Inc.

By:	/s/ Matthew S. Lanigan
Matthew S. Lanigan
Chief Executive Officer

Dated: February 28, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Matthew S. Lanigan	Chief Executive Officer and Director	February 28, 2025
Matthew S. Lanigan	(Principal Executive Officer)

/s/ Gregg S. Piontek	Senior Vice President and Chief Financial Officer	February 28, 2025
Gregg S. Piontek	(Principal Financial Officer)

/s/ Douglas L. White	Vice President, Chief Accounting Officer and Treasurer	February 28, 2025
Douglas L. White	(Principal Accounting Officer)

/s/ Rose M. Robeson	Chairman of the Board	February 28, 2025
Rose M. Robeson

/s/ Roderick A. Larson	Director	February 28, 2025
Roderick A. Larson

/s/ Michael A. Lewis	Director	February 28, 2025
Michael A. Lewis

/s/ Claudia M. Meer	Director	February 28, 2025
Claudia M. Meer

/s/ John C. Mingé	Director	February 28, 2025
John C. Mingé

/s/ Donald W. Young	Director	February 28, 2025
Donald W. Young