Form 10-Q
period 2025-03-31
NPK International Inc.
filed 2025-05-02
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
    Yes ☐     No ☑
As of April 30, 2025, a total of 84,522,676 shares of common stock, $0.01 par value per share, were outstanding.

NPK INTERNATIONAL INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED
MARCH 31, 2025

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
For further information regarding these and other factors, risks, and uncertainties that could cause actual results to differ, we refer you to the risk factors set forth in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

PART I     FINANCIAL INFORMATION
ITEM 1.    Financial Statements
NPK International Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$20,832	$17,756
Receivables, net of allowance of $964 and $948, respectively	70,354	74,841
Inventories	9,579	14,659
Prepaid expenses and other current assets	4,323	5,728
Total current assets	105,088	112,984

Property, plant and equipment, net	194,092	187,483
Operating lease assets	11,469	11,793
Goodwill	47,341	47,222
Other intangible assets, net	9,843	10,331
Deferred tax assets	12,781	15,593
Other assets	9,396	8,276
Total assets	$390,010	$393,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$3,030	$2,900
Accounts payable	19,712	19,459
Accrued liabilities	17,612	22,300
Total current liabilities	40,354	44,659

Long-term debt, less current portion	5,020	4,827
Noncurrent operating lease liabilities	10,499	10,896
Deferred tax liabilities	1,309	1,203
Other noncurrent liabilities	5,942	5,602
Total liabilities	63,124	67,187

Commitments and contingencies (Note 8)

Common stock, $0.01 par value (200,000,000 shares authorized and 111,669,464 and 111,669,464 shares issued, respectively)	1,117	1,117
Paid-in capital	634,424	633,239
Accumulated other comprehensive loss	(2,712)	(2,871)
Retained earnings (deficit)	(129,463)	(139,466)
Treasury stock, at cost (26,934,578 and 25,114,978 shares, respectively)	(176,480)	(165,524)
Total stockholders’ equity	326,886	326,495
Total liabilities and stockholders’ equity	$390,010	$393,682

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NPK International Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2025	2024
Revenues	$64,777	$48,967
Cost of revenues	39,527	31,325
Selling, general and administrative expenses	11,746	11,580
Other operating (income) loss, net	(24)	(904)
Operating income from continuing operations	13,528	6,966

Foreign currency exchange (gain) loss	(314)	245
Interest (income) expense, net	(48)	760
Income from continuing operations before income taxes	13,890	5,961

Provision for income taxes from continuing operations	3,515	1,907
Income from continuing operations	10,375	4,054
Income (loss) from discontinued operations, net of tax	(372)	3,239
Net income	$10,003	$7,293

Income (loss) per common share - basic
Income from continuing operations	$0.12	$0.05
Income (loss) from discontinued operations	—	0.04
Net income	$0.12	$0.09

Income (loss) per common share - diluted
Income from continuing operations	$0.12	$0.05
Income (loss) from discontinued operations	(0.01)	0.03
Net income	$0.11	$0.08

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NPK International Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2025	2024

Net income	$10,003	$7,293
Foreign currency translation adjustments (net of tax benefit of $0 and $81)	159	(2,535)
Comprehensive income	$10,162	$4,758

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NPK International Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In thousands)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total
Balance at December 31, 2023	$1,117	$639,645	$(62,839)	$10,773	$(173,332)	$415,364
Net income	—	—	—	7,293	—	7,293
Employee stock options, restricted stock and employee stock purchase plan	—	(79)	—	71	25	17
Stock-based compensation expense	—	1,495	—	—	—	1,495
Treasury shares purchased at cost	—	—	—	—	(45)	(45)
Foreign currency translation, net of tax	—	—	(2,535)	—	—	(2,535)
Balance at March 31, 2024	$1,117	$641,061	$(65,374)	$18,137	$(173,352)	$421,589

Balance at December 31, 2024	$1,117	$633,239	$(2,871)	$(139,466)	$(165,524)	$326,495
Net income	—	—	—	10,003	—	10,003
Employee stock options, restricted stock and employee stock purchase plan	—	—	—	—	—	—
Stock-based compensation expense	—	1,185	—	—	—	1,185
Treasury shares purchased at cost	—	—	—	—	(10,956)	(10,956)
Foreign currency translation, net of tax	—	—	159	—	—	159
Balance at March 31, 2025	$1,117	$634,424	$(2,712)	$(129,463)	$(176,480)	$326,886

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NPK International Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$10,003	$7,293
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	5,802	7,411
Stock-based compensation expense	1,185	1,495
Provision for deferred income taxes	2,917	(1,551)
Credit loss expense	6	137
Gain on sale of assets	(823)	(390)
Gain on insurance recovery	—	(874)
Amortization of original issue discount and debt issuance costs	69	131
Change in assets and liabilities:
Increase in receivables	(10,015)	(3,140)
Decrease in inventories	5,088	8,250
(Increase) decrease in other assets	(256)	39
Decrease in accounts payable	(522)	(306)
Decrease in accrued liabilities and other	(4,626)	(6,545)
Net cash provided by operating activities	8,828	11,950

Cash flows from investing activities:
Capital expenditures	(10,011)	(13,882)
Proceeds from divestitures	10,665	—
Proceeds from sale of property, plant and equipment	1,818	1,143
Other investing activities	2,946	—
Net cash provided by (used in) investing activities	5,418	(12,739)

Cash flows from financing activities:
Borrowings on lines of credit	—	52,561
Payments on lines of credit	—	(48,633)
Purchases of treasury stock	(10,810)	—
Proceeds from employee stock plans	—	17
Other financing activities	(865)	(3,356)
Net cash provided by (used in) financing activities	(11,675)	589

Effect of exchange rate changes on cash	26	(761)

Net increase (decrease) in cash, cash equivalents, and restricted cash	2,597	(961)
Cash, cash equivalents, and restricted cash at beginning of period	18,237	38,901
Cash, cash equivalents, and restricted cash at end of period	$20,834	$37,940

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NPK INTERNATIONAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Basis of Presentation and Significant Accounting Policies
NPK International Inc. is a temporary worksite access solutions company that manufactures, sells, and rents recyclable composite matting products, along with a full suite of services, including planning, logistics, and site restoration. We previously operated a Fluids Systems business which was exited upon the sale of the business in September 2024 (as further described below).
The accompanying unaudited condensed consolidated financial statements of NPK International Inc. and our wholly-owned subsidiaries, which we collectively refer to as “NPK,” the “Company,” “we,” “our,” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission, and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. Our fiscal year end is December 31 and our first quarter represents the three-month period ended March 31. The results of operations for the first quarter of 2025 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise noted, all currency amounts are stated in U.S. dollars.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2025 and our results of operations and cash flows for the first quarter of 2025 and 2024. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2024 is derived from the audited consolidated financial statements at that date.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For further information, see Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2024.
Our business provides temporary worksite access solutions, including the rental of our recyclable composite matting systems, along with related site construction and services to customers in various markets including power transmission, oil and natural gas exploration and production, pipeline, renewable energy, petrochemical, construction and other industries within the United States and United Kingdom. We also sell our manufactured recyclable composite mats to customers around the world, with power transmission being the primary end-market.
We previously operated a Fluids Systems business, which was historically reported as a separate operating segment, that provided drilling and completion fluids products and related technical services to customers for oil, natural gas, and geothermal projects primarily in Europe, the Middle East and Africa, and North America, as well as certain countries in Asia Pacific. On September 13, 2024, we completed the sale of substantially all of the Company’s Fluids Systems segment (the “Sale Transaction”) to SCF Partners (the “Purchaser”). The results of operations of Fluids Systems are reported in discontinued operations in the consolidated statements of operations. All results and information in the consolidated financial statements and related notes are presented for our continuing operations and exclude Fluids Systems unless otherwise noted specifically as discontinued operations. See Note 2 for additional information.

New Accounting Pronouncements
Standards Not Yet Adopted
Income Taxes: Improvements to Income Tax Disclosures. In December 2023, the FASB issued new guidance intended to enhance the transparency and decision usefulness of income tax disclosures. This guidance is effective for us for the year ending December 31, 2025. These requirements are not expected to have an impact on our consolidated financial statements but will impact our income tax disclosures.
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
Note 2 – Discontinued Operations
Sale of Fluids Systems Business
As discussed above, on September 13, 2024, we completed the Sale Transaction. As of March 31, 2025 and December 31, 2024, approximately $7 million and $18 million, respectively, of net assets were included within the consolidated balance sheet, reflecting receivables and deferred consideration due from the Purchaser net of estimated liabilities due to the Purchaser.
Net assets related to the Sale Transaction consisted of the following:

(In thousands)	March 31, 2025	December 31, 2024
Receivables due from the Purchaser	$5,313	$15,978
Estimated deferred consideration due from the Purchaser	3,550	3,550
Note receivable due from the Purchaser	5,000	5,000
Estimated liabilities due to the Purchaser	(6,488)	(6,488)
Net assets due from the Purchaser	$7,375	$18,040
Receivables due from the Purchaser primarily reflects additional consideration for the actual working capital delivered at closing, of which $10.7 million was received in the first quarter of 2025. The remaining balance bears interest at a rate of 12.5% per year and is expected to be collected from the Purchaser in the second quarter of 2025. Estimated deferred consideration due from the Purchaser reflects certain pre-closing tax assets and other receivables that are expected to be substantially realized in 2025. The note receivable due from the Purchaser matures in March 2030 and bears interest at a rate of 12.5% per year. The receivables and deferred consideration due from the Purchaser are included in other receivables and the note receivable due from the Purchaser is included in other noncurrent assets in the consolidated balance sheet.
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

The criteria for discontinued operations presentation were met during the third quarter of 2024, and consequently, the results of the former Fluids Systems segment are reported as income (loss) from discontinued operations within the consolidated statements of operations for all periods presented. We elected not to adjust the consolidated statements of cash flows to separately present cash flows attributable to discontinued operations. Accordingly, we have disclosed the depreciation, capital expenditures and significant operating and investing non-cash items related to discontinued operations below.
The following table summarizes the significant items included in income (loss) from discontinued operations in the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024.

	First Quarter
(In thousands)	2025	2024
Revenues	$—	$120,140
Cost of revenues	—	103,262
Selling, general and administrative expenses	395	12,764
Other operating (income) loss, net	—	(779)
Operating income (loss) from discontinued operations	(395)	4,893

Foreign currency exchange (gain) loss	71	(276)
Interest expense, net	5	990
Income (loss) from discontinued operations before income taxes	(471)	4,179

Provision (benefit) for income taxes from discontinued operations	(99)	940
Income (loss) from discontinued operations	$(372)	$3,239
For the three months ended March 31, 2025 and 2024, significant operating and investing items related to the former Fluids Systems segment were as follows:

	First Quarter
(In thousands)	2025	2024
Operating activities of discontinued operations:
Depreciation and amortization	$—	$1,745

Investing activities of discontinued operations:
Capital expenditures	$—	$682

Note 3 – Earnings Per Share
The following table presents the reconciliation of the numerator and denominator for calculating net income per share:

	First Quarter
(In thousands, except per share data)	2025	2024
Numerator
Income from continuing operations	$10,375	$4,054
Income (loss) from discontinued operations	(372)	3,239
Net income	$10,003	$7,293

Denominator
Weighted average common shares outstanding - basic	86,057	85,001
Dilutive effect of stock options and restricted stock awards	939	2,244
Weighted average common shares outstanding - diluted	86,996	87,245

Income (loss) per common share - basic:
Income from continuing operations	$0.12	$0.05
Income (loss) from discontinued operations	—	0.04
Net income	$0.12	$0.09

Income (loss) per common share - diluted:
Income from continuing operations	$0.12	$0.05
Income (loss) from discontinued operations	(0.01)	0.03
Net income	$0.11	$0.08
We excluded the following weighted-average potential shares from the calculations of diluted net income (loss) per share during the applicable periods because their inclusion would have been anti-dilutive for continuing operations:

	First Quarter
(In thousands)	2025	2024
Stock options and restricted stock awards	302	494
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
During the first quarter of 2025, we repurchased an aggregate of 1,819,600 shares of our common stock under the repurchase program for a cost of $10.8 million. Due to restrictions associated with the Fluids Systems sale process and other events, no shares of common stock were repurchased under the repurchase program during the first quarter of 2024.
As of March 31, 2025, we had $39.2 million of authorization remaining under the program. In April 2025, we repurchased an aggregate of 212,210 shares of our common stock under the repurchase program for a cost of $1.2 million. On April 30, 2025, our Board of Directors increased the remaining authorization under the repurchase program to $100.0 million.

Note 5 – Receivables
Receivables consisted of the following:

(In thousands)	March 31, 2025	December 31, 2024
Trade receivables:
Gross trade receivables	$57,114	$46,819
Allowance for credit losses	(964)	(948)
Net trade receivables	56,150	45,871
Income tax receivables	1,778	2,049
Other receivables	12,426	26,921
Total receivables, net	$70,354	$74,841
Other receivables as of March 31, 2025 and December 31, 2024 included $9.6 million and $23.2 million, respectively, for amounts due from the Purchaser, including the receivables and estimated deferred consideration related to the Sale Transaction (see Note 2) as well as amounts due under the transition services agreement. Other receivables as of March 31, 2025 and December 31, 2024 also included an insurance receivable of $0.7 million and $1.7 million related to a cybersecurity event.
Changes in our allowance for credit losses were as follows:

	First Quarter
(In thousands)	2025	2024
Balance at beginning of period	$948	$1,223
Credit loss expense	6	(36)
Write-offs, net of recoveries	10	(43)
Balance at end of period	$964	$1,144
Note 6 – Inventories
Inventories consisted of the following:

(In thousands)	March 31, 2025	December 31, 2024
Raw materials	$4,983	$5,721
Finished goods	4,596	8,938
Total inventories	$9,579	$14,659
Raw materials consist primarily of resins and other materials used to manufacture composite mats, as well as materials that are consumed in providing spill containment and other services to our customers. Finished goods consist primarily of our composite mats.

Note 7 – Financing Arrangements and Fair Value of Financial Instruments
Financing arrangements consisted of the following:

	March 31, 2025			December 31, 2024
(In thousands)	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt
Amended ABL Facility	$—	$—	$—	$—	$—	$—
Finance leases	8,017	—	8,017	7,622	—	7,622
Other debt	33	—	33	106	(1)	105
Total debt	8,050	—	8,050	7,728	(1)	7,727
Less: current portion	(3,030)	—	(3,030)	(2,900)	—	(2,900)
Long-term debt	$5,020	$—	$5,020	$4,828	$(1)	$4,827
Asset-Based Loan Facility. In October 2017, we entered into a U.S. asset-based revolving credit agreement, which was amended in March 2019, amended and restated in May 2022, and further amended and restated in September 2024 (the “Amended ABL Facility”). The Amended ABL Facility provides financing of up to $100.0 million available for borrowings (inclusive of letters of credit), which can be increased up to $250.0 million, subject to certain conditions. The Amended ABL Facility has a five-year term expiring May 2027, was based on a Bloomberg Short-Term Bank Yield Index (“BSBY”) pricing grid, and includes a mechanism to incorporate a sustainability-linked pricing framework with the consent of the required lenders (as defined in the Amended ABL Facility). The BSBY rates were replaced with Term SOFR (Secured Overnight Financing Rate) beginning in November 2024.
As of March 31, 2025, our total availability under the Amended ABL Facility was $68.1 million, with no outstanding borrowings and $2.0 million was used for outstanding letters of credit, resulting in remaining availability of $66.1 million.
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
As of March 31, 2025, the applicable margin for borrowings under the Amended ABL Facility was 1.50% with respect to Term SOFR borrowings and 0.50% with respect to base rate borrowings, and the applicable commitment fee on the unused portion of the Amended ABL Facility was 0.375% per annum.
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
The Amended ABL Facility requires compliance with the following financial covenants: (i) a minimum fixed charge coverage ratio of 1.00 to 1.00 for the most recently completed four fiscal quarters and (ii) a maximum consolidated leverage ratio of 4.00 to 1.00 as of the last day of the most recently completed fiscal quarter.

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
Other Financing Arrangements. We maintain finance leases primarily related to transportation equipment. During the first quarter of 2025, we entered into $1.2 million of new finance lease liabilities in exchange for leased assets.
In addition, at March 31, 2025, we had $5.9 million in outstanding letters of credit, performance bonds, and other guarantees.
Fair Value of Financial Instruments. Our financial instruments include cash and cash equivalents, receivables, payables, and debt. We believe the carrying values of these instruments approximated their fair values at March 31, 2025 and December 31, 2024.
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
The first quarter of 2024 included a $0.6 million gain related to a legal settlement as well as a $0.1 million gain related to the final insurance settlement associated with Hurricane Ida in August 2021.

Note 9 – Supplemental Disclosures to the Statements of Cash Flows
Supplemental disclosures to the statements of cash flows are presented below:

	First Quarter
(In thousands)	2025	2024
Cash paid (received) for:
Income taxes (net of refunds)	$(58)	$2,960
Interest	$(109)	$1,615
The amounts above for 2024 include payments for our former Fluids Systems segment, as we elected not to adjust the consolidated statements of cash flows to separately present cash flows attributable to discontinued operations. A substantial majority of cash tax payments in 2024 related to our former Fluids Systems segment’s international operations.
Cash, cash equivalents, and restricted cash in the statements of cash flows consisted of the following:

(In thousands)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$20,832	$17,756
Restricted cash (included in prepaid expenses and other current assets)	2	481
Cash, cash equivalents, and restricted cash	$20,834	$18,237

Note 10 – Segment Data
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
The following table presents further disaggregated revenues by type:

	First Quarter
(In thousands)	2025	2024
Rental revenues	$28,110	$21,232
Service revenues	15,283	13,949
Product sales revenues	21,384	13,786
Total revenues	$64,777	$48,967
The following table presents further disaggregated revenues by geography, based on the country in which the sale originates:

	First Quarter
(In thousands)	2025	2024
United States	$60,675	$45,341
United Kingdom	4,102	3,626
Total revenues	$64,777	$48,967
The following table presents disaggregated expense information:

	First Quarter
(In thousands)	2025	2024
Depreciation and amortization - Included in cost of revenues	$5,347	$5,097
Depreciation and amortization - Included in selling, general and administrative expenses	455	569
Total depreciation and amortization	$5,802	$5,666

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition, results of operations, liquidity, and capital resources should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2024. Our first quarter represents the three-month period ended March 31. Unless otherwise noted, all currency amounts are stated in U.S. dollars. The reference to a “Note” herein refers to the accompanying Notes to Unaudited Condensed Consolidated Financial Statements contained in Item 1 “Financial Statements.”
Overview
NPK International Inc. (“NPK,” the “Company,” “we,” “our,” or “us”) is a temporary worksite access solutions company that manufactures, sells, and rents recyclable composite matting products, along with a full suite of services, including planning, logistics, and site restoration. In the first quarter of 2025, 67% of our revenues were generated from the rental of our recyclable composite matting systems, along with related site construction and services to customers in various markets including power transmission, oil and natural gas exploration and production, pipeline, renewable energy, petrochemical, construction and other industries within the United States and United Kingdom. The remaining 33% of our first quarter of 2025 revenues were generated from the sale of our manufactured recyclable composite mats to customers around the world, with power transmission being the primary end-market.
We previously operated a Fluids Systems business, which was historically reported as a separate operating segment, that provided drilling and completion fluids products and related technical services to customers for oil, natural gas, and geothermal projects primarily in Europe, the Middle East and Africa, and North America, as well as certain countries in Asia Pacific. On September 13, 2024, we completed the sale of substantially all of the Company’s Fluids Systems segment (the “Sale Transaction”) to SCF Partners, a leading private equity firm serving the global energy industry (the “Purchaser”). The results of operations of Fluids Systems are reported in discontinued operations in the consolidated statements of operations. All results and information in the consolidated financial statements and related notes are presented for our continuing operations and exclude Fluids Systems unless otherwise noted specifically as discontinued operations. See Note 2 for additional information.

2025 Priorities
Our long-term strategy includes key foundational elements that are intended to enhance long-term shareholder value creation:
•Accelerate Organic Growth – We seek to accelerate revenue growth through the expansion of our rental business, which includes a combination of geographic expansion to new growth territories, primarily within the U.S., while also expanding customer market share within currently-served markets, and/or expanding our offering into adjacent products or services that are valued by our customers and leverage our core competencies. We prioritize investment capital to support this objective, where over the past several years, we have seen the strong market adoption of our specialty rental products and differentiated service offering. During the first quarter of 2025, we made net investments of $8 million in the expansion of our rental fleet, expanding the rental fleet by approximately 2%. Rental and service revenues increased $8 million, or 23%, year-over-year for the first quarter of 2025.
•Pursue Inorganic Growth – We seek to accelerate our growth and enhance shareholder value through strategically-aligned inorganic actions, leveraging our scale to increase our value and relevance to customers.
•Drive Operational Efficiency – We are focused on efficiency improvements and operating cost optimization across every aspect of our business. With a simplified business model, we continue to evaluate and execute actions intended to streamline the organization and our cost structure, driving improvements in profitability, with the goal of driving SG&A as a percentage of revenue to a mid-teens range by early 2026. SG&A as a percentage of revenues was 18.1% for the first quarter of 2025 compared to 23.6% for the first quarter of 2024.
•Enhance Return on Capital – We are committed to maintaining a strong balance sheet, prioritizing organic investment to expand our rental business while evaluating accretive inorganic growth opportunities to accelerate growth and returning excess cash generation via programmatic share repurchases. In February 2024, our Board of Directors replaced our prior share repurchase program with a new program for repurchases of common stock up to $50.0 million. In 2024, our share repurchase program was restricted due to the Fluids Systems sale process. During the first quarter of 2025, we utilized $11 million to repurchase 1.8 million of our outstanding shares (2%) under our repurchase program. In April 2025, we used $1.2 million to repurchase 0.2 million shares under the repurchase program. On April 30, 2025, our Board of Directors increased the remaining authorization under the repurchase program to $100.0 million.

First Quarter of 2025 Compared to First Quarter of 2024
Consolidated Results of Operations
Summarized results of operations for the first quarter of 2025 compared to the first quarter of 2024 are as follows:

	First Quarter		2025 vs 2024
(In thousands)	2025	2024	$	%
Revenues	$64,777	$48,967	$15,810	32%
Cost of revenues	39,527	31,325	8,202	26%
Selling, general and administrative expenses	11,746	11,580	166	1%
Other operating (income) loss, net	(24)	(904)	880	NM
Operating income from continuing operations	13,528	6,966	6,562	94%

Foreign currency exchange (gain) loss	(314)	245	(559)	NM
Interest (income) expense, net	(48)	760	(808)	NM
Income from continuing operations before income taxes	13,890	5,961	7,929	NM

Provision for income taxes from continuing operations	3,515	1,907	1,608	NM
Income from continuing operations	10,375	4,054	6,321	NM
Income (loss) from discontinued operations, net of tax	(372)	3,239	(3,611)	NM
Net income	$10,003	$7,293	$2,710	NM
The following table presents further disaggregated revenues by type:

	First Quarter		2025 vs 2024
(In thousands)	2025	2024	$	%
Rental and service revenues	$43,393	$35,181	$8,212	23%
Product sales revenues	21,384	13,786	7,598	55%
Total revenues	$64,777	$48,967	$15,810	32%

	First Quarter		Change
	2025	2024
Total gross profit margin	39.0%	36.0%	300	bps
Revenues
Revenues increased 32% to $64.8 million for the first quarter of 2025, compared to $49.0 million for the first quarter of 2024, including a 55% increase in product sales revenues and a 23% increase in rental and service revenues. Rental revenues increased $6.9 million (32%), primarily due to higher rental volume driven by our organic growth efforts, slightly offset by lower pricing. Service revenues increased $1.3 million (10%), primarily attributable to the increased level of customer rental projects. Product sales revenues increased $7.6 million (55%), reflecting both an increasing customer adoption of manufactured composite matting products relative to timber-based products that continue to be the primary solution used for temporary worksite access, as well as timing of customer projects. The majority of the 2025 and 2024 revenues were derived from customers in the power transmission sector.
Cost of revenues
Cost of revenues increased 26% to $39.5 million for the first quarter of 2025 (39.0% gross profit margin), compared to $31.3 million for the first quarter of 2024 (36.0% gross profit margin), primarily driven by the 32% increase in revenues described above. The improvement in gross profit margin is primarily attributable to the effects of an improved revenue mix, including a higher proportion of rental revenues and a lower proportion of service revenues.
Selling, general and administrative expenses
Selling, general and administrative expenses increased slightly to $11.7 million for the first quarter of 2025, compared to $11.6 million for the first quarter of 2024. Selling, general and administrative expenses as a percentage of revenues was 18.1% for the first quarter of 2025 compared to 23.6% for the first quarter of 2024.
Other operating (income) loss, net
Other operating (income) loss, net, includes gains and losses on sales of assets. The first quarter of 2024 included a $0.6 million gain related to a legal settlement.
Foreign currency exchange
Foreign currency exchange for the first quarter of 2025 and 2024 reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies, principally related to our U.K. operations.
Interest (income) expense, net
Interest income, net was minimal for the first quarter of 2025 compared to $0.8 million of interest expense for the first quarter of 2024. The decrease in interest expense is primarily due to a decrease in average debt outstanding.
Provision for income taxes from continuing operations
The provision for income taxes from continuing operations was $3.5 million for the first quarter of 2025, reflecting an effective tax rate of 25%, compared to $1.9 million for the first quarter of 2024, reflecting an effective tax rate of 32%. The decrease in effective tax rate is primarily attributable to an increase in pre-tax income from continuing operations.
Income (loss) from discontinued operations, net of tax
Income (loss) from discontinued operations, net of tax reflects the former Fluids Systems segment, which was sold in the third quarter of 2024. See Note 2 for additional information.

Liquidity and Capital Resources
We elected not to adjust the consolidated statements of cash flows to separately present cash flows attributable to discontinued operations. As a result, the below descriptions of net cash provided by or used in operating, investing, and financing activities represents the consolidated cash flows of the Company for such activities.
Net cash provided by operating activities was $8.8 million for the first quarter of 2025 compared to $12.0 million for the first quarter of 2024. Net income adjusted for non-cash items provided cash of $19.2 million in the first quarter of 2025, compared to $13.7 million in 2024, while changes in working capital used cash of $10.3 million in first quarter of 2025, compared to $1.7 million in 2024.
Net cash provided by investing activities was $5.4 million for the first quarter of 2025, which includes $10.7 million in additional proceeds from the sale of the Fluids Systems business partially offset by $10.0 million in capital expenditures. The substantial majority of our capital expenditures for the first quarter of 2025 and 2024 were directed to expanding our mat rental fleet. In addition, we received $1.8 million in proceeds from the sale of assets in the first quarter of 2025, which includes the sale of used mats from our mat rental fleet. Net cash used in investing activities was $12.7 million for the first quarter of 2024 primarily related to capital expenditures.
Net cash used in financing activities was $11.7 million for the first quarter of 2025, which primarily reflects $10.8 million in share purchases under our repurchase program. Net cash provided by financing activities was $0.6 million for the first quarter of 2024.
Substantially all our $20.8 million of cash on hand at March 31, 2025 resides in the U.S. We primarily manage our liquidity utilizing cash on hand and availability under our Amended ABL Facility and other existing financing arrangements.
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
Our capitalization is as follows:

(In thousands)	March 31, 2025	December 31, 2024
Amended ABL Facility	$—	$—
Other debt	8,050	7,728
Unamortized discount and debt issuance costs	—	(1)
Total debt	$8,050	$7,727

Stockholders’ equity	326,886	326,495
Total capitalization	$334,936	$334,222

Total debt to capitalization	2.4%	2.3%
Asset-Based Loan Facility. In October 2017, we entered into a U.S. asset-based revolving credit agreement, which was amended in March 2019, amended and restated in May 2022, and further amended and restated in September 2024 (the “Amended ABL Facility”). The Amended ABL Facility provides financing of up to $100.0 million available for borrowings (inclusive of letters of credit), which can be increased up to $250.0 million, subject to certain conditions. The Amended ABL Facility has a five-year term expiring May 2027, was based on a Bloomberg Short-Term Bank Yield Index (“BSBY”) pricing grid, and includes a mechanism to incorporate a sustainability-linked pricing framework with the consent of the required lenders (as defined in the Amended ABL Facility). The BSBY rates were replaced with Term SOFR (Secured Overnight Financing Rate) beginning in November 2024.
As of March 31, 2025, our total availability under the Amended ABL Facility was $68.1 million, with no outstanding borrowings and $2.0 million was used for outstanding letters of credit, resulting in remaining availability of $66.1 million.
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
As of March 31, 2025, the applicable margin for borrowings under the Amended ABL Facility was 1.50% with respect to Term SOFR borrowings and 0.50% with respect to base rate borrowings, and the applicable commitment fee on the unused portion of the Amended ABL Facility was 0.375% per annum.
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
The Amended ABL Facility requires compliance with the following financial covenants: (i) a minimum fixed charge coverage ratio of 1.00 to 1.00 for the most recently completed four fiscal quarters and (ii) a maximum consolidated leverage ratio of 4.00 to 1.00 as of the last day of the most recently completed fiscal quarter.
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
Other Financing Arrangements. We maintain finance leases primarily related to transportation equipment. During the first quarter of 2025, we entered into $1.2 million of new finance lease liabilities in exchange for leased assets.
In addition, at March 31, 2025, we had $5.9 million in outstanding letters of credit, performance bonds, and other guarantees.

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
For additional discussion of our critical accounting estimates and policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024. Our critical accounting estimates and policies have not materially changed since December 31, 2024.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates and changes in foreign currency exchange rates. A discussion of our primary market risk exposure in financial instruments is presented below.
Interest Rate Risk
We are primarily exposed to interest rate risk through our Amended ABL Facility, which is subject to variable interest rates as determined by the debt agreement. At March 31, 2025, we had no borrowings under our Amended ABL Facility.
Foreign Currency Risk
Following the Fluids Systems sale in September 2024, our principal foreign operations are currently conducted in the U.K., which contributed approximately 6% of our consolidated revenues for the first quarter of 2025. We have foreign currency exchange risks associated with these operations, which are conducted principally in British pounds. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies.
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report in accordance with Rules 13a-15 and 15d-15 under the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025, the end of the period covered by this quarterly report.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    Risk Factors
There have been no material changes during the period ended March 31, 2025 to our “Risk Factors” as discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
a)Not applicable
b)Not applicable
c)The following table details our repurchases of shares of our common stock for the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs ($ in Millions)
January 2025	—	$—	—	$50.0
February 2025	—	$—	—	$50.0
March 2025	1,819,600	$5.92	1,819,600	$39.2
Total	1,819,600		1,819,600
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
During the first quarter of 2025, we repurchased an aggregate of 1,819,600 shares of our common stock under the repurchase program for a cost of $10.8 million. As of March 31, 2025, we had $39.2 million of authorization remaining under the program.
During the three months ended March 31, 2025, there were no shares surrendered in lieu of taxes under vesting of restricted shares.
In April 2025, we repurchased an aggregate of 212,210 shares of our common stock under the repurchase program for a cost of $1.2 million. On April 30, 2025, our Board of Directors increased the remaining authorization under the repurchase program to $100.0 million.

ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
Insider Trading Arrangements
During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K, except as follows:
On March 7, 2025, Michael Lewis, a member of the Company’s board of directors, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934 (a “10b5-1 Plan”). Mr. Lewis’ 10b5-1 Plan provides for the aggregate sale of up to 16,108 shares of the Company’s common stock, commencing on June 16, 2025, and will be effective until February 23, 2027.
On March 7, 2025, Lori Briggs, the Company’s Executive Vice President Business Operations, adopted a 10b5-1 Plan. Ms. Briggs’ 10b5-1 Plan provides for the aggregate sale of up to 35,822 shares of the Company’s common stock, commencing on June 6, 2025, and will be effective until December 31, 2025.

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

Date: May 2, 2025

NPK International Inc.
(Registrant)

By:	/s/ Matthew S. Lanigan
Matthew S. Lanigan President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gregg S. Piontek
Gregg S. Piontek Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Douglas L. White
Douglas L. White Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)