Form 10-Q
period 2025-06-30
NPK International Inc.
filed 2025-08-06
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
    Yes ☐     No ☑
As of August 4, 2025, a total of 84,432,766 shares of common stock, $0.01 par value per share, were outstanding.

NPK INTERNATIONAL INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2025

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

PART I     FINANCIAL INFORMATION
ITEM 1.    Financial Statements
NPK International Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$26,012	$17,756
Receivables, net of allowance of $655 and $948, respectively	60,975	74,841
Inventories	11,084	14,659
Prepaid expenses and other current assets	4,294	5,728
Total current assets	102,365	112,984

Property, plant and equipment, net	202,243	187,483
Operating lease assets	11,021	11,793
Goodwill	47,555	47,222
Other intangible assets, net	9,356	10,331
Deferred tax assets	9,681	15,593
Other assets	11,461	8,276
Total assets	$393,682	$393,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$3,429	$2,900
Accounts payable	22,051	19,459
Accrued liabilities	18,352	22,300
Total current liabilities	43,832	44,659

Long-term debt, less current portion	5,907	4,827
Noncurrent operating lease liabilities	9,974	10,896
Deferred tax liabilities	1,456	1,203
Other noncurrent liabilities	3,678	5,602
Total liabilities	64,847	67,187

Commitments and contingencies (Note 10)

Common stock, $0.01 par value (200,000,000 shares authorized and 111,669,464 and 111,669,464 shares issued, respectively)	1,117	1,117
Paid-in capital	629,952	633,239
Accumulated other comprehensive loss	(2,502)	(2,871)
Retained earnings (deficit)	(120,785)	(139,466)
Treasury stock, at cost (27,107,560 and 25,114,978 shares, respectively)	(178,947)	(165,524)
Total stockholders’ equity	328,835	326,495
Total liabilities and stockholders’ equity	$393,682	$393,682

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NPK International Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2025	2024	2025	2024
Revenues	$68,233	$66,791	$133,010	$115,758
Cost of revenues	43,052	41,966	82,579	73,291
Selling, general and administrative expenses	13,657	12,750	25,403	24,330
Other operating (income) loss, net	(105)	(432)	(129)	(1,336)
Operating income from continuing operations	11,629	12,507	25,157	19,473

Foreign currency exchange (gain) loss	(626)	487	(940)	732
Interest (income) expense, net	1	909	(47)	1,669
Income from continuing operations before income taxes	12,254	11,111	26,144	17,072

Provision for income taxes from continuing operations	3,470	2,483	6,985	4,390
Income from continuing operations	8,784	8,628	19,159	12,682
Income (loss) from discontinued operations, net of tax	(106)	(588)	(478)	2,651
Net income	$8,678	$8,040	$18,681	$15,333

Income (loss) per common share - basic
Income from continuing operations	$0.10	$0.10	$0.22	$0.15
Income (loss) from discontinued operations	—	(0.01)	—	0.03
Net income	$0.10	$0.09	$0.22	$0.18

Income (loss) per common share - diluted
Income from continuing operations	$0.10	$0.10	$0.22	$0.15
Income (loss) from discontinued operations	—	(0.01)	—	0.03
Net income	$0.10	$0.09	$0.22	$0.18

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NPK International Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024

Net income	$8,678	$8,040	$18,681	$15,333
Foreign currency translation adjustments (net of tax benefit of $0, $30, $0, $111)	210	(710)	369	(3,245)
Comprehensive income	$8,888	$7,330	$19,050	$12,088

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NPK International Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In thousands)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total
Balance at March 31, 2025	$1,117	$634,424	$(2,712)	$(129,463)	$(176,480)	$326,886
Net income	—	—	—	8,678	—	8,678
Employee stock options, restricted stock and employee stock purchase plan	—	(5,883)	—	—	3,789	(2,094)
Stock-based compensation expense	—	1,411	—	—	—	1,411
Treasury shares purchased at cost	—	—	—	—	(6,256)	(6,256)
Foreign currency translation, net of tax	—	—	210	—	—	210
Balance at June 30, 2025	$1,117	$629,952	$(2,502)	$(120,785)	$(178,947)	$328,835

Balance at March 31, 2024	$1,117	$641,061	$(65,374)	$18,137	$(173,352)	$421,589
Net income	—	—	—	8,040	—	8,040
Employee stock options, restricted stock and employee stock purchase plan	—	(11,191)	—	(40)	7,294	(3,937)
Stock-based compensation expense	—	1,627	—	—	—	1,627
Treasury shares purchased at cost	—	—	—	—	—	—
Foreign currency translation, net of tax	—	—	(710)	—	—	(710)
Balance at June 30, 2024	$1,117	$631,497	$(66,084)	$26,137	$(166,058)	$426,609

Balance at December 31, 2024	$1,117	$633,239	$(2,871)	$(139,466)	$(165,524)	$326,495
Net income	—	—	—	18,681	—	18,681
Employee stock options, restricted stock and employee stock purchase plan	—	(5,883)	—	—	3,789	(2,094)
Stock-based compensation expense	—	2,596	—	—	—	2,596
Treasury shares purchased at cost	—	—	—	—	(17,212)	(17,212)
Foreign currency translation, net of tax	—	—	369	—	—	369
Balance at June 30, 2025	$1,117	$629,952	$(2,502)	$(120,785)	$(178,947)	$328,835

Balance at December 31, 2023	$1,117	$639,645	$(62,839)	$10,773	$(173,332)	$415,364
Net income	—	—	—	15,333	—	15,333
Employee stock options, restricted stock and employee stock purchase plan	—	(11,270)	—	31	7,319	(3,920)
Stock-based compensation expense	—	3,122	—	—	—	3,122
Treasury shares purchased at cost	—	—	—	—	(45)	(45)
Foreign currency translation, net of tax	—	—	(3,245)	—	—	(3,245)
Balance at June 30, 2024	$1,117	$631,497	$(66,084)	$26,137	$(166,058)	$426,609

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NPK International Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$18,681	$15,333
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	11,974	14,835
Stock-based compensation expense	2,596	3,122
Provision for deferred income taxes	6,164	(2,196)
Credit loss expense	19	1,040
Gain on sale of assets	(1,557)	(1,049)
Gain on insurance recovery	—	(874)
Amortization of original issue discount and debt issuance costs	313	260
Change in assets and liabilities:
(Increase) decrease in receivables	(6,283)	4,369
Decrease in inventories	3,596	12,158
Increase in other assets	(1,924)	(1,524)
Increase in accounts payable	1,823	647
Decrease in accrued liabilities and other	(5,134)	(6,590)
Net cash provided by operating activities	30,268	39,531

Cash flows from investing activities:
Capital expenditures	(21,705)	(20,468)
Proceeds from divestitures	14,485	—
Proceeds from sale of property, plant and equipment	3,320	2,042
Proceeds from insurance property claim	—	1,385
Other investing activities	3,089	—
Net cash provided by (used in) investing activities	(811)	(17,041)

Cash flows from financing activities:
Borrowings on lines of credit	—	87,444
Payments on lines of credit	—	(101,077)
Debt issuance costs	(797)	—
Purchases of treasury stock	(19,291)	(4,332)
Proceeds from employee stock plans	—	17
Other financing activities	(1,704)	(7,040)
Net cash used in financing activities	(21,792)	(24,988)

Effect of exchange rate changes on cash	110	(961)

Net increase (decrease) in cash, cash equivalents, and restricted cash	7,775	(3,459)
Cash, cash equivalents, and restricted cash at beginning of period	18,237	38,901
Cash, cash equivalents, and restricted cash at end of period	$26,012	$35,442

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
The accompanying unaudited condensed consolidated financial statements of NPK International Inc. and our wholly-owned subsidiaries, which we collectively refer to as “NPK,” the “Company,” “we,” “our,” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission, and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. Our fiscal year end is December 31, our second quarter represents the three-month period ended June 30, and our first half represents the six-month period ended June 30. The results of operations for the second quarter and first half of 2025 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise noted, all currency amounts are stated in U.S. dollars.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2025, our results of operations for the second quarter and first half of 2025 and 2024, and our cash flows for the first half of 2025 and 2024. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2024 is derived from the audited consolidated financial statements at that date.
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
Our business provides temporary worksite access solutions, including the rental of our recyclable composite matting systems, along with related site construction and services to customers in various markets including power transmission, oil and natural gas exploration and production, pipeline, renewable energy, petrochemical, construction and other industries within the United States and United Kingdom. We also sell our manufactured recyclable composite mats to customers around the world, with power transmission being the primary end market.
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
Note 2 – Discontinued Operations
Sale of Fluids Systems Business
As discussed above, on September 13, 2024, we completed the Sale Transaction. As of June 30, 2025 and December 31, 2024, approximately $3.6 million and $18.0 million, respectively, of net assets were included within the consolidated balance sheet, reflecting receivables and deferred consideration due from the Purchaser net of estimated liabilities due to the Purchaser.
Net assets related to the Sale Transaction consisted of the following:

(In thousands)	June 30, 2025	December 31, 2024
Receivables due from the Purchaser	$313	$15,978
Estimated deferred consideration due from the Purchaser	3,591	3,550
Note receivable due from the Purchaser	5,000	5,000
Estimated liabilities due to the Purchaser	(5,308)	(6,488)
Net assets due from the Purchaser	$3,596	$18,040
Receivables due from the Purchaser primarily reflects additional consideration for the actual working capital delivered at closing, of which $15.6 million was received in the first half of 2025. Estimated deferred consideration due from the Purchaser reflects certain pre-closing tax assets and other receivables that are expected to be substantially realized in the second half of 2025. The note receivable due from the Purchaser matures in March 2030 and bears interest at a rate of 12.5% per year. The receivables and deferred consideration due from the Purchaser are included in other receivables and the note receivable due from the Purchaser is included in other noncurrent assets in the consolidated balance sheet.
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

The following table summarizes the significant items included in income (loss) from discontinued operations in the condensed consolidated statements of operations.

	Second Quarter		First Half
(In thousands)	2025	2024	2025	2024
Revenues	$—	$112,218	$—	$232,358
Cost of revenues	—	98,118	—	201,380
Selling, general and administrative expenses	53	13,631	448	26,395
Other operating (income) loss, net	—	(323)	—	(1,102)
Operating income (loss) from discontinued operations	(53)	792	(448)	5,685

Foreign currency exchange (gain) loss	63	(359)	134	(635)
Interest expense, net	3	887	8	1,877
Income (loss) from discontinued operations before income taxes	(119)	264	(590)	4,443

Provision (benefit) for income taxes from discontinued operations	(13)	852	(112)	1,792
Income (loss) from discontinued operations	$(106)	$(588)	$(478)	$2,651
For the first half of 2025 and 2024, significant operating and investing items related to the former Fluids Systems segment were as follows:

	First Half
(In thousands)	2025	2024
Operating activities of discontinued operations:
Depreciation and amortization	$—	$3,495

Investing activities of discontinued operations:
Capital expenditures	$—	$1,692

Note 3 – Earnings Per Share
The following table presents the reconciliation of the numerator and denominator for calculating net income per share:

	Second Quarter		First Half
(In thousands, except per share data)	2025	2024	2025	2024
Numerator
Income from continuing operations	$8,784	$8,628	$19,159	$12,682
Income (loss) from discontinued operations	(106)	(588)	(478)	2,651
Net income	$8,678	$8,040	$18,681	$15,333

Denominator
Weighted average common shares outstanding - basic	84,480	85,473	85,264	85,237
Dilutive effect of stock options and restricted stock awards	943	2,153	941	2,198
Weighted average common shares outstanding - diluted	85,423	87,626	86,205	87,435

Income (loss) per common share - basic:
Income from continuing operations	$0.10	$0.10	$0.22	$0.15
Income (loss) from discontinued operations	—	(0.01)	—	0.03
Net income	$0.10	$0.09	$0.22	$0.18

Income (loss) per common share - diluted:
Income from continuing operations	$0.10	$0.10	$0.22	$0.15
Income (loss) from discontinued operations	—	(0.01)	—	0.03
Net income	$0.10	$0.09	$0.22	$0.18
We excluded the following weighted-average potential shares from the calculations of diluted net income (loss) per share during the applicable periods because their inclusion would have been anti-dilutive for continuing operations:

	Second Quarter		First Half
(In thousands)	2025	2024	2025	2024
Restricted stock awards and stock options	732	373	518	433
Note 4 – Repurchase Program
Our Board of Directors has authorized a securities repurchase program available for repurchases of our common stock. On April 30, 2025, our Board of Directors increased the remaining authorization under the repurchase program to $100.0 million.
Our repurchase program authorizes us to purchase outstanding shares of our common stock in the open market or as otherwise determined by management, subject to certain limitations under the Credit Facility (as defined in Note 8) and other factors. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows and available cash on hand. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934.
During the first half of 2025, we repurchased an aggregate of 2.6 million shares of our common stock under the repurchase program for a cost of $17.0 million. Due to restrictions associated with the Fluids Systems sale process and other events, no shares of common stock were repurchased under the repurchase program during the first half of 2024.
As of June 30, 2025, we had $95.0 million remaining under the program. In July 2025, we repurchased an aggregate of 0.4 million shares of our common stock under the repurchase program for a cost of $3.4 million.
Note 5 – Stock-Based and Other Long-Term Incentive Compensation
During the second quarter of 2025, the Compensation Committee of our Board of Directors (“Compensation Committee”) approved equity-based compensation awards to executive officers and other key employees consisting of an aggregate of 0.6 million restricted stock units, which will vest in equal installments over a three-year period. In addition, non-employee directors received grants of an aggregate of 0.1 million restricted stock awards, which will vest in full on the earlier of the day prior to the next annual meeting of stockholders following the grant date or the first anniversary of the grant date. The weighted average grant-date fair value was $8.45 per share for the restricted stock units and $8.28 per share for the restricted stock awards. At June 30, 2025, 3.0 million shares remained available for awards under the 2015 Plan and 0.3 million shares remained available for awards under the 2014 Director Plan.
Also, during the second quarter of 2025, the Compensation Committee approved the issuance of 0.4 million performance-based restricted stock units to certain executive officers with the payout of shares for each executive ranging from 0% to 200% of target. The performance-based restricted stock units will be settled in shares of common stock, with 70% to be settled based on the relative ranking of the Company’s total shareholder return (“TSR”) as compared to the TSR of a designated peer group and 30% to be settled based on the Company’s consolidated return on net capital employed (“RONCE”), each measured over a three-year performance period. TSR performance for the 2025 grants will be determined based on the Company’s and peer group’s average closing share price for the 30-calendar day period ending May 31, 2028, adjusted for dividends, as compared to the 30-calendar day period ending June 1, 2025. RONCE performance for the 2025 grants will be determined based on the Company’s average three-year RONCE performance for the fiscal years ending December 31, 2025, 2026 and 2027.
The TSR portion of the performance-based restricted stock units had a grant-date fair value of $11.57 per share using a Monte-Carlo valuation model, which will be recognized ratably over the service period. Assumptions used in the model included a risk-free interest rate of 4.0%, an expected life of 3 years, and an expected volatility of 49.8%. The RONCE portion of the performance-based restricted stock units had a grant-date fair value of $8.45 per share, which will be recognized ratably over the service period using the probable number of shares expected to vest based on the RONCE performance condition.
Note 6 – Receivables
Receivables consisted of the following:

(In thousands)	June 30, 2025	December 31, 2024
Trade receivables:
Gross trade receivables	$53,722	$46,819
Allowance for credit losses	(655)	(948)
Net trade receivables	53,067	45,871
Income tax receivables	1,566	2,049
Other receivables	6,342	26,921
Total receivables, net	$60,975	$74,841
Other receivables as of June 30, 2025 and December 31, 2024 included $4.1 million and $23.2 million, respectively, for amounts due from the Purchaser, including the receivables and estimated deferred consideration related to the Sale Transaction (see Note 2) as well as amounts due under the transition services agreement. Other receivables as of June 30, 2025 and December 31, 2024 also included an insurance receivable of $0.2 million and $1.7 million related to a cybersecurity event.
Changes in our allowance for credit losses were as follows:

	First Half
(In thousands)	2025	2024
Balance at beginning of period	$948	$1,223
Credit loss expense	19	14
Write-offs, net of recoveries	(312)	(37)
Balance at end of period	$655	$1,200
Note 7 – Inventories
Inventories consisted of the following:

(In thousands)	June 30, 2025	December 31, 2024
Raw materials	$4,825	$5,721
Finished goods	6,259	8,938
Total inventories	$11,084	$14,659
Raw materials consist primarily of resins and other materials used to manufacture composite mats, as well as materials that are consumed in providing spill containment and other services to our customers. Finished goods consist primarily of our composite mats.

Note 8 – Financing Arrangements and Fair Value of Financial Instruments
Financing arrangements consisted of the following:

	June 30, 2025			December 31, 2024
(In thousands)	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt
Credit Facility	$—	$—	$—	$—	$—	$—
Amended ABL Facility	—	—	—	—	—	—
Finance leases	9,317	—	9,317	7,622	—	7,622
Other debt	19	—	19	106	(1)	105
Total debt	9,336	—	9,336	7,728	(1)	7,727
Less: current portion	(3,429)	—	(3,429)	(2,900)	—	(2,900)
Long-term debt	$5,907	$—	$5,907	$4,828	$(1)	$4,827
Credit Facility. On June 20, 2025, we entered into a U.S. senior secured revolving credit agreement (the “Credit Facility”) with a group of lenders that provides financing of up to $150 million available for borrowings (inclusive of letters of credit), which can be increased up to $250 million, subject to certain conditions. The Credit Facility and the loans made under the Credit Facility are secured by a first priority lien on substantially all of the personal property of the Company and its significant U.S. subsidiaries as guarantors (subject to customary exceptions and exclusions). The Credit Facility will mature on June 20, 2030. The Credit Facility replaced the Amended ABL Facility (as defined below).
As of June 30, 2025, we had no outstanding borrowings and $2.0 million in outstanding letters of credit, resulting in $148.0 million of remaining availability under the Credit Facility.
Under the terms of the Credit Facility, we may elect to borrow at a variable interest rate based on either the Term SOFR rate or an alternate base rate plus, in each case, a per annum applicable margin. The applicable margin will range from 1.75% to 2.25% for Term SOFR loans and 0.75% to 1.25% for alternate base rate loans, based on the consolidated leverage ratio (as defined in the Credit Facility) as of the last day of the most recent fiscal quarter. We are also required to pay a commitment fee on the unused portion of the Credit Facility ranging from 0.25% to 0.35% per annum based on the consolidated leverage ratio.
As of June 30, 2025, the applicable margin for loans under the Credit Facility was 1.75% for Term SOFR loans and 0.75% for alternate base rate loans, and the applicable commitment fee was 0.25% per annum.
The Credit Facility requires compliance with a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio, each as defined in the Credit Facility. In addition, at our option, we may choose to increase the maximum consolidated leverage ratio for a certain period following a significant acquisition, subject to certain limitations, as defined in the Credit Facility. As of June 30, 2025, we were in compliance with required ratios.
The Credit Facility contains various customary representations, warranties and covenants that, among other things and subject to certain specified circumstances and exceptions, restrict or limit the ability of the Company and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, pay dividends or distributions with respect to capital stock or make other restricted payments, make prepayments on other indebtedness, engage in mergers or other fundamental changes, dispose of property, or change the nature of their business.
The Credit Facility includes various events of default (subject to certain materiality thresholds and/or grace periods), including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross-default to other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests or invalidity of loan documents, certain ERISA events, unsatisfied or unstayed judgments and change of control.
Asset-Based Loan Facility. Our U.S. asset-based revolving credit agreement, as amended and restated in September 2024 (the “Amended ABL Facility”) provided financing of up to $100 million available for borrowings (inclusive of letters of credit), with a term expiring May 2027. We terminated the Amended ABL Facility in June 2025 and replaced it with the Credit Facility, as discussed above. As of the date of termination, we had no outstanding borrowings under the Amended ABL Facility. In the second quarter of 2025, we recognized a charge of $0.2 million in interest expense for the write-off of debt issuance costs in connection with the termination of the Amended ABL Facility.
Other Financing Arrangements. We maintain finance leases primarily related to transportation equipment. During the first half of 2025, we entered into $3.3 million of new finance lease liabilities in exchange for leased assets.

In addition, at June 30, 2025, we had $5.8 million in outstanding letters of credit (inclusive of the amount outstanding under the Credit Facility as described above), performance bonds, and other guarantees.
Interest (income) expense, net of $47 thousand for the first half of 2025 includes interest income of $1.0 million, net of interest expense of $1.0 million.
Fair Value of Financial Instruments. Our financial instruments include cash and cash equivalents, receivables, payables, and debt. We believe the carrying values of these instruments approximated their fair values at June 30, 2025 and December 31, 2024. Cash equivalents primarily consist of money market accounts which are measured at fair value on a recurring basis using a market approach based on quoted prices in active markets.
Note 9 – Income Taxes
The provision for income taxes from continuing operations was $7.0 million for the first half of 2025, reflecting an effective tax rate of 27%, compared to income taxes of $4.4 million for the first half of 2024, reflecting an effective tax rate of 26%.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBB Act”) was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. We are still evaluating the full effects of the legislation on our estimated annual effective tax rate and cash tax position. Based on our preliminary analysis, we currently expect that the legislation will likely not have a material impact on our estimated annual effective tax rate but anticipate the provisions providing accelerated tax deductions for certain capital investments to provide additional cash flow timing benefits which, coupled with our existing U.S. federal net operating loss and other carryforward tax benefits, should limit our cash tax obligations over the next several years.
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
The first half of 2024 included a $0.6 million gain related to a legal settlement as well as a $0.1 million gain related to the final insurance settlement associated with Hurricane Ida in August 2021.

Note 11 – Supplemental Disclosures to the Statements of Cash Flows
Supplemental disclosures to the statements of cash flows are presented below:

	First Half
(In thousands)	2025	2024
Cash paid (received) for:
Income taxes (net of refunds)	$70	$6,945
Interest	$(265)	$3,307
The amounts above for 2024 include payments for our former Fluids Systems segment, as we elected not to adjust the consolidated statements of cash flows to separately present cash flows attributable to discontinued operations. A substantial majority of cash tax payments in 2024 related to our former Fluids Systems segment’s international operations.
Cash, cash equivalents, and restricted cash in the consolidated statements of cash flows consisted of the following:

(In thousands)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$26,012	$17,756
Restricted cash (included in prepaid expenses and other current assets)	—	481
Cash, cash equivalents, and restricted cash	$26,012	$18,237

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
The following table presents further disaggregated revenues by type:

	Second Quarter		First Half
(In thousands)	2025	2024	2025	2024
Rental revenues	$31,654	$23,682	$59,764	$44,914
Service revenues	14,658	12,714	29,941	26,663
Product sales revenues	21,921	30,395	43,305	44,181
Total revenues	$68,233	$66,791	$133,010	$115,758
The following table presents further disaggregated revenues by geography, based on the country in which the sale originates:

	Second Quarter		First Half
(In thousands)	2025	2024	2025	2024
United States	$63,320	$63,104	$123,995	$108,445
United Kingdom	4,913	3,687	9,015	7,313
Total revenues	$68,233	$66,791	$133,010	$115,758
The following table presents disaggregated expense information:

	Second Quarter		First Half
(In thousands)	2025	2024	2025	2024
Depreciation and amortization - Included in cost of revenues	$5,675	$5,123	$11,022	$10,220
Depreciation and amortization - Included in selling, general and administrative expenses	497	551	952	1,120
Total depreciation and amortization	$6,172	$5,674	$11,974	$11,340

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
Overview
NPK International Inc. (“NPK,” the “Company,” “we,” “our,” or “us”) is a temporary worksite access solutions company that manufactures, sells, and rents recyclable composite matting products, along with a full suite of services, including planning, logistics, and site restoration. For the first half of 2025, 67% of our revenues were generated from the rental of our recyclable composite matting systems, along with related site construction and services to customers in various markets including power transmission, oil and natural gas exploration and production, pipeline, renewable energy, petrochemical, construction and other industries within the United States and United Kingdom. The remaining 33% of our revenues for the first half of 2025 were generated from the sale of our manufactured recyclable composite mats to customers around the world, with power transmission being the primary end market.
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
2025 Priorities
Our long-term strategy includes key foundational elements that are intended to enhance long-term shareholder value creation:
•Accelerate Organic Growth – We seek to accelerate revenue growth primarily through the expansion of our rental business, which includes a combination of geographic expansion to new growth territories, primarily within the U.S., while also expanding customer market share within currently-served markets, and/or expanding our offering into adjacent products or services that are valued by our customers and leverage our core competencies. We prioritize investment capital to support this objective, where over the past several years, we have seen the strong market adoption of our specialty rental products and differentiated service offering. During the first half of 2025, we made net investments of $16 million in the expansion of our rental fleet, expanding the rental fleet by approximately 8%. Rental and service revenues increased $18 million, or 25%, year-over-year for the first half of 2025.
•Pursue Inorganic Growth – We seek to accelerate our growth and enhance shareholder value through strategically-aligned inorganic actions, leveraging our scale to increase our value and relevance to customers.
•Drive Operational Efficiency – We are focused on efficiency improvements and operating cost optimization across every aspect of our business. With a simplified business model, we continue to evaluate and execute actions intended to streamline the organization and our cost structure, driving improvements in profitability, with the goal of driving SG&A as a percentage of revenue to a mid-teens range by early 2026. During the first half of 2025, we incurred $0.4 million of severance expense associated with our streamlining efforts. SG&A as a percentage of revenues was 19.1% for the first half of 2025 compared to 21.0% for the first half of 2024.
•Enhance Return on Capital – We are committed to maintaining a strong balance sheet, prioritizing organic investment to expand our rental business while evaluating accretive inorganic growth opportunities to accelerate growth and returning excess cash generation via programmatic share repurchases. In 2024, our share repurchase program was restricted due to the Fluids Systems sale process. In April 2025, our Board of Directors increased the remaining authorization under the repurchase program to $100.0 million. During the first half of 2025, we utilized $17.0 million to repurchase 2.6 million shares (3% of our outstanding shares) under our repurchase program.

Second Quarter of 2025 Compared to Second Quarter of 2024
Consolidated Results of Operations
Summarized results of operations for the second quarter of 2025 compared to the second quarter of 2024 are as follows:

	Second Quarter		2025 vs 2024
(In thousands)	2025	2024	$	%
Revenues	$68,233	$66,791	$1,442	2%
Cost of revenues	43,052	41,966	1,086	3%
Selling, general and administrative expenses	13,657	12,750	907	7%
Other operating (income) loss, net	(105)	(432)	327	NM
Operating income from continuing operations	11,629	12,507	(878)	(7)%

Foreign currency exchange (gain) loss	(626)	487	(1,113)	NM
Interest (income) expense, net	1	909	(908)	NM
Income from continuing operations before income taxes	12,254	11,111	1,143	10%

Provision for income taxes from continuing operations	3,470	2,483	987	NM
Income from continuing operations	8,784	8,628	156	NM
Income (loss) from discontinued operations, net of tax	(106)	(588)	482	NM
Net income	$8,678	$8,040	$638	NM
The following table presents further disaggregated revenues by type:

	Second Quarter		2025 vs 2024
(In thousands)	2025	2024	$	%
Rental and service revenues	$46,312	$36,396	$9,916	27%
Product sales revenues	21,921	30,395	(8,474)	(28)%
Total revenues	$68,233	$66,791	$1,442	2%

	Second Quarter		Change
	2025	2024
Total gross profit margin	36.9%	37.2%	(30)	bps
Revenues
Revenues increased 2% to $68.2 million for the second quarter of 2025, compared to $66.8 million for the second quarter of 2024, including a 27% increase in rental and service revenues partially offset by a 28% decrease in product sales revenues. Rental revenues increased $8.0 million (34%), primarily due to higher rental volume driven by our organic growth efforts, partially offset by lower average pricing resulting primarily from a higher mix of large-scale, longer-term rental projects. Service revenues increased $1.9 million (15%), primarily attributable to the increased level of customer rental projects. Product sales revenues decreased $8.4 million (28%), as sales volumes typically fluctuate based on the timing of customer projects and orders. The majority of the 2025 and 2024 revenues were derived from customers in the power transmission sector.
Cost of revenues
Cost of revenues increased 3% to $43.1 million for the second quarter of 2025 (36.9% gross profit margin), compared to $42.0 million for the second quarter of 2024 (37.2% gross profit margin), primarily driven by the 2% increase in revenues described above. The slight decline in gross profit margin is primarily attributable to elevated cross-rent costs required to meet the significant surge in customer project activity in the second quarter of 2025, partially offset by the effect of an improved mix, including a higher proportion of rental revenues and a lower proportion of service revenues.
Selling, general and administrative expenses
Selling, general and administrative expenses increased to $13.7 million for the second quarter of 2025, compared to $12.8 million for the second quarter of 2024. Selling, general and administrative expenses as a percentage of revenues was 20.0% for the second quarter of 2025 compared to 19.1% for the second quarter of 2024. The second quarter of 2025 includes a $1.2 million charge related to performance-based awards measured on the Company’s total shareholder return (“TSR”) as compared to the TSR of a designated peer group, while the second quarter of 2024 included a $0.8 million charge. The second quarter of 2025 and 2024 both also included $0.3 million of severance costs.
Other operating (income) loss, net
Other operating (income) loss, net primarily includes gains and losses on sales of non-rental assets.
Foreign currency exchange
Foreign currency exchange for the second quarter of 2025 and 2024 reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies, principally related to our U.K. operations.
Interest (income) expense, net
Interest income, net was minimal for the second quarter of 2025 compared to $0.9 million of interest expense, net for the second quarter of 2024. The decrease in interest expense is primarily due to interest income of $0.6 million earned in the second quarter of 2025 as well as a decrease in average debt outstanding. In the second quarter of 2025, we recognized a charge of $0.2 million in interest expense for the write-off of debt issuance costs in connection with the termination of our Amended ABL Facility. Discontinued operations in the second quarter of 2024 also included an allocation of interest expense of $0.5 million on corporate debt.
Provision for income taxes from continuing operations
The provision for income taxes from continuing operations was $3.5 million for the second quarter of 2025, reflecting an effective tax rate of 28%, compared to income taxes of $2.5 million for the second quarter of 2024, reflecting an effective tax rate of 22%. The increase in effective tax rate is primarily attributable to a higher tax benefit recognized in 2024 for stock based compensation compared to 2025.
Income (loss) from discontinued operations, net of tax
Income (loss) from discontinued operations, net of tax reflects the former Fluids Systems segment, which was sold in the third quarter of 2024. See Note 2 for additional information.

First Half of 2025 Compared to First Half of 2024
Consolidated Results of Operations
Summarized results of operations for the first half of 2025 compared to the first half of 2024 are as follows:

	First Half		2025 vs 2024
(In thousands)	2025	2024	$	%
Revenues	$133,010	$115,758	$17,252	15%
Cost of revenues	82,579	73,291	9,288	13%
Selling, general and administrative expenses	25,403	24,330	1,073	4%
Other operating (income) loss, net	(129)	(1,336)	1,207	NM
Operating income from continuing operations	25,157	19,473	5,684	29%

Foreign currency exchange (gain) loss	(940)	732	(1,672)	NM
Interest (income) expense, net	(47)	1,669	(1,716)	NM
Income from continuing operations before income taxes	26,144	17,072	9,072	53%

Provision for income taxes from continuing operations	6,985	4,390	2,595	NM
Income from continuing operations	19,159	12,682	6,477	NM
Income (loss) from discontinued operations, net of tax	(478)	2,651	(3,129)	NM
Net income	$18,681	$15,333	$3,348	NM
The following table presents further disaggregated revenues by type:

	First Half		2025 vs 2024
(In thousands)	2025	2024	$	%
Rental and service revenues	89,705	$71,577	$18,128	25%
Product sales revenues	43,305	44,181	(876)	(2)%
Total revenues	$133,010	$115,758	$17,252	15%

	First Half		Change
	2025	2024
Total gross profit margin	37.9%	36.7%	120	bps
Revenues
Revenues increased 15% to $133.0 million for the first half of 2025, compared to $115.8 million for the first half of 2024, including a 25% increase in rental and service revenues partially offset by a 2% decrease in product sales revenues. Rental revenues increased $14.8 million (33%), primarily due to higher rental volume driven by our organic growth efforts, slightly offset by lower pricing. Service revenues increased $3.3 million (12%), primarily attributable to the increased level of customer rental projects. Product sales revenues decreased slightly (2%), reflecting continued strength in customer adoption of manufactured composite matting products relative to timber-based products that continue to be the primary solution used for temporary worksite access. The majority of the 2025 and 2024 revenues were derived from customers in the power transmission sector.
Cost of revenues
Cost of revenues increased 13% to $82.6 million for the first half of 2025 (37.9% gross profit margin), compared to $73.3 million for the first half of 2024 (36.7% gross profit margin), primarily driven by the 15% increase in revenues described above. The improvement in gross profit margin is primarily attributable to the effects of an improved revenue mix, including a higher proportion of rental revenues and a lower proportion of service revenues.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $1.1 million to $25.4 million for the first half of 2025, compared to $24.3 million for the first half of 2024. Selling, general and administrative expenses as a percentage of revenues was 19.1% for the first half of 2025 compared to 21.0% for the first half of 2024. The first half of 2025 includes a $1.2 million charge related to performance-based awards measured on the Company’s TSR as compared to the TSR of a designated peer group, while the second half of 2024 included a $0.8 million charge. The first half of 2025 also included $0.4 million of severance costs, compared to $0.6 million in the first half of 2024.
Other operating (income) loss, net
Other operating (income) loss, net primarily includes gains and losses on sales of non-rental assets. The first half of 2024 included a $0.6 million gain related to a legal settlement.
Foreign currency exchange
Foreign currency exchange for the first half of 2025 and 2024 reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies, principally related to our U.K. operations.
Interest (income) expense, net
Interest income, net was minimal for the first half of 2025 compared to $1.7 million of interest expense, net for the first half of 2024. The decrease in interest expense is primarily due to interest income of $1.0 million earned in the first half of 2025 as well as a decrease in average debt outstanding. Discontinued operations in the first half of 2024 also included an allocation of interest expense of $0.9 million on corporate debt.
Provision for income taxes from continuing operations
The provision for income taxes from continuing operations was $7.0 million for the first half of 2025, reflecting an effective tax rate of 27%, compared to income taxes of $4.4 million for the first half of 2024, reflecting an effective tax rate of 26%.
Income (loss) from discontinued operations, net of tax
Income (loss) from discontinued operations, net of tax reflects the former Fluids Systems segment, which was sold in the third quarter of 2024. See Note 2 for additional information.

Liquidity and Capital Resources
We elected not to adjust the consolidated statements of cash flows to separately present cash flows attributable to discontinued operations. As a result, the below descriptions of net cash provided by or used in operating, investing, and financing activities represent the consolidated cash flows of the Company for such activities.
Net cash provided by operating activities was $30.3 million for the first half of 2025 compared to $39.5 million for the first half of 2024. Net income adjusted for non-cash items provided cash of $38.2 million in the first half of 2025, compared to $30.5 million in 2024. Changes in working capital used cash of $7.9 million in the first half of 2025, compared to $9.1 million of cash provided in 2024.
Net cash used in investing activities was $0.8 million for the first half of 2025, which includes $21.7 million in capital expenditures partially offset by $14.5 million in additional proceeds from the sale of the Fluids Systems business. The substantial majority of our capital expenditures for the first half of 2025 and 2024 were directed to expanding our mat rental fleet. In addition, we received $3.3 million in proceeds from the sale of assets in the first half of 2025, which includes the sale of used mats from our mat rental fleet. Net cash used in investing activities was $17.0 million for the first half of 2024 primarily related to capital expenditures.
Net cash used in financing activities was $21.8 million for the first half of 2025, primarily reflecting $19.3 million in purchases of treasury stock, including purchases under our repurchase program and shares withheld upon vesting of employee equity awards for the settlement of tax obligations. Net cash used in financing activities was $25.0 million for the first half of 2024.
Substantially all of the $26.0 million of cash on hand at June 30, 2025 resides in the U.S. We primarily manage our liquidity utilizing cash on hand and availability under our Credit Facility and other existing financing arrangements.
We expect future working capital requirements for our operations will generally fluctuate directionally with revenues, and we expect capital expenditures in 2025 to be $35 million to $40 million, with spending primarily focused on the expansion of our mat rental fleet to further support our market penetration efforts. We also expect to use a portion of our existing liquidity to return value to our shareholders and pursue our long-term strategic initiatives. We expect cash on hand and cash generated by operations, as well as the projected availability under our Credit Facility and other existing financing arrangements, to be adequate to fund our current operations during the next 12 months.
Our capitalization is as follows:

(In thousands)	June 30, 2025	December 31, 2024
Credit Facility	$—	$—
Other debt	9,336	7,728
Unamortized discount and debt issuance costs	—	(1)
Total debt	$9,336	$7,727

Stockholders’ equity	328,835	326,495
Total capitalization	$338,171	$334,222

Total debt to capitalization	2.8%	2.3%
Credit Facility. On June 20, 2025, we entered into a U.S. senior secured revolving credit agreement (the “Credit Facility”) with a group of lenders that provides financing of up to $150 million available for borrowings (inclusive of letters of credit), which can be increased up to $250 million, subject to certain conditions. The Credit Facility and the loans made under the Credit Facility are secured by a first priority lien on substantially all of the personal property of the Company and its significant U.S. subsidiaries as guarantors (subject to customary exceptions and exclusions). The Credit Facility will mature on June 20, 2030. The Credit Facility replaced the Amended ABL Facility (as defined below).
As of June 30, 2025, we had no outstanding borrowings and $2.0 million in outstanding letters of credit, resulting in $148.0 million of remaining availability under the Credit Facility.
Under the terms of the Credit Facility, we may elect to borrow at a variable interest rate based on either the Term SOFR rate or an alternate base rate plus, in each case, a per annum applicable margin. The applicable margin will range from 1.75% to 2.25% for Term SOFR loans and 0.75% to 1.25% for alternate base rate loans, based on the consolidated leverage ratio (as defined in the Credit Facility) as of the last day of the most recent fiscal quarter. We are also required to pay a commitment fee on the unused portion of the Credit Facility ranging from 0.25% to 0.35% per annum based on the consolidated leverage ratio.
As of June 30, 2025, the applicable margin for loans under the Credit Facility was 1.75% for Term SOFR loans and 0.75% for alternate base rate loans, and the applicable commitment fee was 0.25% per annum.
The Credit Facility requires compliance with a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio, each as defined in the Credit Facility. In addition, at our option, we may choose to increase the maximum consolidated leverage ratio for a certain period following a significant acquisition, subject to certain limitations, as defined in the Credit Facility. As of June 30, 2025, we were in compliance with required ratios.
The Credit Facility contains various customary representations, warranties and covenants that, among other things and subject to certain specified circumstances and exceptions, restrict or limit the ability of the Company and its subsidiaries to incur indebtedness (including guarantees), grant liens, make investments, pay dividends or distributions with respect to capital stock or make other restricted payments, make prepayments on other indebtedness, engage in mergers or other fundamental changes, dispose of property, or change the nature of their business.
The Credit Facility includes various events of default (subject to certain materiality thresholds and/or grace periods), including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross-default to other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests or invalidity of loan documents, certain ERISA events, unsatisfied or unstayed judgments and change of control.
Asset-Based Loan Facility. Our U.S. asset-based revolving credit agreement, as amended and restated in September 2024 (the “Amended ABL Facility”) provided financing of up to $100 million available for borrowings (inclusive of letters of credit), with a term expiring May 2027. We terminated the Amended ABL Facility in June 2025 and replaced it with the Credit Facility, as discussed above. As of the date of termination, we had no outstanding borrowings under the Amended ABL Facility. In the second quarter of 2025, we recognized a charge of $0.2 million in interest expense for the write-off of debt issuance costs in connection with the termination of the Amended ABL Facility.
Other Financing Arrangements. We maintain finance leases primarily related to transportation equipment. During the first half of 2025, we entered into $3.3 million of new finance lease liabilities in exchange for leased assets.
In addition, at June 30, 2025, we had $5.8 million in outstanding letters of credit (inclusive of the amount outstanding under the Credit Facility as described above), performance bonds, and other guarantees.
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
Interest Rate Risk
We are primarily exposed to interest rate risk through our Credit Facility, which is subject to variable interest rates as determined by the debt agreement. At June 30, 2025, we had no borrowings under our Credit Facility.
Foreign Currency Risk
Following the Fluids Systems sale in September 2024, our principal foreign operations are currently conducted in the U.K., which contributed approximately 7% of our consolidated revenues for the first half of 2025. We have foreign currency exchange risks associated with these operations, which are conducted principally in British pounds. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies.
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report in accordance with Rules 13a-15 and 15d-15 under the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025, the end of the period covered by this quarterly report.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    Risk Factors
There have been no material changes during the period ended June 30, 2025 to our “Risk Factors” as discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
a)Not applicable
b)Not applicable
c)The following table details our repurchases of shares of our common stock for the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs ($ in Millions)
April 2025	212,210	$5.78	212,210	$100.0
May 2025	290,876	$7.89	290,876	$97.7
June 2025	597,188	$8.28	314,520	$95.0
Total	1,100,274		817,606
Our Board of Directors has authorized a securities repurchase program available for repurchases of our common stock. On April 30, 2025, our Board of Directors increased the remaining authorization under the repurchase program to $100.0 million.
Our repurchase program authorizes us to purchase outstanding shares of our common stock in the open market or as otherwise determined by management, subject to certain limitations under the Credit Facility (as defined in Note 8) and other factors. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows and available cash on hand. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934.
There were 817,606 shares of common stock repurchased under the repurchase program during the three months ended June 30, 2025. As of June 30, 2025, we had $95.0 million remaining under the program.
In addition, during the three months ended June 30, 2025, we purchased an aggregate of 282,668 shares surrendered in lieu of taxes under vesting of restricted shares. These shares were not acquired pursuant to our securities repurchase program described above. All of the shares purchased are held as treasury stock.
In July 2025, we repurchased an aggregate of 0.4 million shares of our common stock under the repurchase program for a cost of $3.4 million.
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
Insider Trading Arrangements
During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K, except as follows:
On May 23, 2025, Matthew Lanigan, the Company’s chief executive officer, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934 (a “10b5-1 Plan”). Mr. Lanigan’s 10b5-1 Plan provides for the aggregate sale of up to 69,896 shares of the Company’s common stock issuable upon the exercise of options previously granted to Mr. Lanigan, commencing on August 22, 2025, and will be effective until May 19, 2026.

ITEM 6.    Exhibits
The exhibits listed are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

10.1
Credit Agreement dated June 20, 2025 by and among NPK International Inc. as Borrower, Bank of America, N.A., as Administrative Agent, Swingline Lender and an L/C Issuer, and the other Lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 23, 2025 (SEC File No. 001-02960)

†*10.2	NPK International Inc. Amended and Restated 2014 Non-Employee Directors’ Restricted Stock Plan
†*10.3	Form of Restricted Stock Unit Agreement under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan
†*10.4	Form of Performance Share Unit Agreement under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan
*31.1	Certification of Matthew S. Lanigan pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Gregg S. Piontek pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of Matthew S. Lanigan pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of Gregg S. Piontek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*101.SCH	Inline XBRL Schema Document
*101.CAL	Inline XBRL Calculation Linkbase Document
*101.DEF	Inline XBRL Definition Linkbase Document
*101.LAB	Inline XBRL Label Linkbase Document
*101.PRE	Inline XBRL Presentation Linkbase Document
*104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
†     Management compensation plan or agreement.
*     Filed herewith.
**   Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2025

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