Form 10-Q
period 2025-09-30
NPK International Inc.
filed 2025-10-31
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
    Yes ☐     No ☑
As of October 29, 2025, a total of 84,494,699 shares of common stock, $0.01 par value per share, were outstanding.

NPK INTERNATIONAL INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2025

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

PART I     FINANCIAL INFORMATION
ITEM 1.    Financial Statements
NPK International Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$35,636	$17,756
Receivables, net of allowance of $349 and $948, respectively	57,362	74,841
Inventories	9,668	14,659
Prepaid expenses and other current assets	5,152	5,728
Total current assets	107,818	112,984

Property, plant and equipment, net	210,521	187,483
Operating lease assets	10,840	11,793
Goodwill	47,481	47,222
Other intangible assets, net	8,868	10,331
Deferred tax assets	6,844	15,593
Other assets	12,087	8,276
Total assets	$404,459	$393,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$3,636	$2,900
Accounts payable	21,960	19,459
Accrued liabilities	23,392	22,300
Total current liabilities	48,988	44,659

Long-term debt, less current portion	5,906	4,827
Noncurrent operating lease liabilities	9,649	10,896
Deferred tax liabilities	1,820	1,203
Other noncurrent liabilities	4,173	5,602
Total liabilities	70,536	67,187

Commitments and contingencies (Note 10)

Common stock, $0.01 par value (200,000,000 shares authorized and 111,669,464 and 111,669,464 shares issued, respectively)	1,117	1,117
Paid-in capital	630,802	633,239
Accumulated other comprehensive loss	(2,668)	(2,871)
Retained earnings (deficit)	(115,131)	(139,466)
Treasury stock, at cost (27,178,065 and 25,114,978 shares, respectively)	(180,197)	(165,524)
Total stockholders’ equity	333,923	326,495
Total liabilities and stockholders’ equity	$404,459	$393,682

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NPK International Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2025	2024	2025	2024
Revenues	$68,838	$44,207	$201,848	$159,965
Cost of revenues	46,870	32,067	129,449	105,358
Selling, general and administrative expenses	13,279	11,005	38,682	35,335
Other operating (income) loss, net	(368)	(99)	(497)	(1,435)
Operating income from continuing operations	9,057	1,234	34,214	20,707

Foreign currency exchange (gain) loss	31	(562)	(909)	170
Interest (income) expense, net	(47)	943	(94)	2,612
Income from continuing operations before income taxes	9,073	853	35,217	17,925

Provision (benefit) for income taxes from continuing operations	3,010	(14,016)	9,995	(9,626)
Income from continuing operations	6,063	14,869	25,222	27,551
Loss from discontinued operations	(409)	(189,167)	(887)	(186,516)
Net income (loss)	$5,654	$(174,298)	$24,335	$(158,965)

Income (loss) per common share - basic:
Income from continuing operations	$0.07	$0.17	$0.30	$0.32
Loss from discontinued operations	—	(2.19)	(0.01)	(2.18)
Net income (loss)	$0.07	$(2.02)	$0.29	$(1.86)

Income (loss) per common share - diluted:
Income from continuing operations	$0.07	$0.17	$0.29	$0.32
Loss from discontinued operations	—	(2.16)	(0.01)	(2.13)
Net income (loss)	$0.07	$(1.99)	$0.28	$(1.82)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NPK International Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Net income (loss)	$5,654	$(174,298)	$24,335	$(158,965)
Foreign currency translation adjustments, net of tax benefit (expense) of $0, $0, $0, $111	(166)	3,849	203	604
Recognition of Fluids Systems cumulative foreign currency translation losses	—	59,469	—	59,469
Comprehensive income (loss)	$5,488	$(110,980)	$24,538	$(98,892)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NPK International Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In thousands)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total
Balance at June 30, 2025	$1,117	$629,952	$(2,502)	$(120,785)	$(178,947)	$328,835
Net income	—	—	—	5,654	—	5,654
Employee stock options, restricted stock and employee stock purchase plan	—	(691)	—	—	2,188	1,497
Stock-based compensation expense	—	1,541	—	—	—	1,541
Treasury shares purchased at cost	—	—	—	—	(3,438)	(3,438)
Foreign currency translation, net of tax	—	—	(166)	—	—	(166)
Balance at September 30, 2025	$1,117	$630,802	$(2,668)	$(115,131)	$(180,197)	$333,923

Balance at June 30, 2024	$1,117	$631,497	$(66,084)	$26,137	$(166,058)	$426,609
Net loss	—	—	—	(174,298)	—	(174,298)
Employee stock options, restricted stock and employee stock purchase plan	—	(329)	—	—	157	(172)
Stock-based compensation expense	—	997	—	—	—	997
Treasury shares purchased at cost	—	—	—	—	—	—
Foreign currency translation, net of tax	—	—	3,849	—	—	3,849
Recognition of Fluids Systems cumulative foreign currency translation losses	—	—	59,469	—	—	59,469
Balance at September 30, 2024	$1,117	$632,165	$(2,766)	$(148,161)	$(165,901)	$316,454

Balance at December 31, 2024	$1,117	$633,239	$(2,871)	$(139,466)	$(165,524)	$326,495
Net income	—	—	—	24,335	—	24,335
Employee stock options, restricted stock and employee stock purchase plan	—	(6,574)	—	—	5,977	(597)
Stock-based compensation expense	—	4,137	—	—	—	4,137
Treasury shares purchased at cost	—	—	—	—	(20,650)	(20,650)
Foreign currency translation, net of tax	—	—	203	—	—	203
Balance at September 30, 2025	$1,117	$630,802	$(2,668)	$(115,131)	$(180,197)	$333,923

Balance at December 31, 2023	$1,117	$639,645	$(62,839)	$10,773	$(173,332)	$415,364
Net loss	—	—	—	(158,965)	—	(158,965)
Employee stock options, restricted stock and employee stock purchase plan	—	(11,599)	—	31	7,476	(4,092)
Stock-based compensation expense	—	4,119	—	—	—	4,119
Treasury shares purchased at cost	—	—	—	—	(45)	(45)
Foreign currency translation, net of tax	—	—	604	—	—	604
Recognition of Fluids Systems cumulative foreign currency translation losses	—	—	59,469	—	—	59,469
Balance at September 30, 2024	$1,117	$632,165	$(2,766)	$(148,161)	$(165,901)	$316,454

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NPK International Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income (loss)	$24,335	$(158,965)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Loss on divestitures	—	195,729
Depreciation and amortization	18,235	21,804
Stock-based compensation expense	4,137	4,119
Provision for deferred income taxes	9,362	(22,290)
Credit loss expense	19	998
Gain on sale of assets	(2,203)	(2,412)
Gain on insurance recovery	—	(874)
Amortization of original issue discount and debt issuance costs	394	885
Change in assets and liabilities:
Increase in receivables	(2,462)	(13,734)
Decrease in inventories	5,007	9,481
Increase in other assets	(3,711)	(1,027)
Increase in accounts payable	1,466	12,498
Increase (decrease) in accrued liabilities and other	405	(3,916)
Net cash provided by operating activities	54,984	42,296

Cash flows from investing activities:
Capital expenditures	(34,419)	(29,940)
Proceeds from divestitures, net of cash disposed	14,485	48,499
Proceeds from sale of property, plant and equipment	3,819	3,188
Proceeds from insurance property claim	—	1,385
Other investing activities	3,089	—
Net cash provided by (used in) investing activities	(13,026)	23,132

Cash flows from financing activities:
Borrowings on lines of credit	—	177,541
Payments on lines of credit	—	(224,292)
Debt issuance costs	(811)	(50)
Purchases of treasury stock	(22,695)	(4,504)
Proceeds from employee stock plans	1,497	17
Other financing activities	(2,639)	(9,538)
Net cash used in financing activities	(24,648)	(60,826)

Effect of exchange rate changes on cash	91	(119)

Net increase in cash, cash equivalents, and restricted cash	17,401	4,483
Cash, cash equivalents, and restricted cash at beginning of period	18,237	38,901
Cash, cash equivalents, and restricted cash at end of period	$35,638	$43,384

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
The accompanying unaudited condensed consolidated financial statements of NPK International Inc. and our wholly-owned subsidiaries, which we collectively refer to as “NPK,” the “Company,” “we,” “our,” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission, and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. Our fiscal year end is December 31, our third quarter represents the three-month period ended September 30, and our first nine months represents the nine-month period ended September 30. The results of operations for the third quarter and first nine months of 2025 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise noted, all currency amounts are stated in U.S. dollars.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2025, our results of operations for the third quarter and first nine months of 2025 and 2024, and our cash flows for the first nine months of 2025 and 2024. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2024 is derived from the audited consolidated financial statements at that date.
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

Note 2 – Discontinued Operations
Sale of Fluids Systems Business
As discussed above in Note 1 and more fully described in Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2024, on September 13, 2024, we completed the Sale Transaction. In connection with the Sale Transaction in the third quarter of 2024, we received $48.5 million in cash proceeds, net of cash disposed, and recognized a pre-tax loss on sale of $195.7 million, which included a $59.5 million non-cash charge for the reclassification of cumulative foreign currency translation losses related to the Fluids Systems business.
As of September 30, 2025 and December 31, 2024, approximately $3.6 million and $18.0 million, respectively, of net assets were included in the consolidated balance sheets, reflecting receivables and deferred consideration due from the Purchaser net of estimated liabilities due to the Purchaser.
Net assets related to the Sale Transaction consisted of the following:

(In thousands)	September 30, 2025	December 31, 2024
Receivables due from the Purchaser	$313	$15,978
Estimated deferred consideration due from the Purchaser	3,591	3,550
Note receivable due from the Purchaser	5,000	5,000
Estimated liabilities due to the Purchaser	(5,308)	(6,488)
Net assets due from the Purchaser	$3,596	$18,040
Receivables due from the Purchaser primarily reflects additional consideration for the actual working capital delivered at closing, of which $15.6 million was received in the first half of 2025. Estimated deferred consideration due from the Purchaser reflects certain pre-closing tax assets and other receivables that are expected to be substantially realized in the fourth quarter of 2025. The note receivable due from the Purchaser matures in March 2030 and bears interest at a rate of 12.5% per year. The receivables and deferred consideration due from the Purchaser are included in other receivables and the note receivable due from the Purchaser is included in other noncurrent assets in the consolidated balance sheet.
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

	Third Quarter		First Nine Months
(In thousands)	2025	2024	2025	2024
Revenues	$—	$102,944	$—	$335,302
Cost of revenues	—	89,102	—	290,482
Selling, general and administrative expenses	596	11,273	1,044	37,668
Other operating (income) loss, net	—	(345)	—	(1,447)
Operating income (loss) from discontinued operations	(596)	2,914	(1,044)	8,599

Foreign currency exchange (gain) loss	34	1,529	168	894
Interest (income) expense, net	(37)	756	(29)	2,633
Income (loss) from discontinued operations before income taxes	(593)	629	(1,183)	5,072

Loss on sale of discontinued operations before income taxes	—	(195,729)	—	(195,729)
Benefit for income taxes from discontinued operations	(184)	(5,933)	(296)	(4,141)
Loss from discontinued operations	$(409)	$(189,167)	$(887)	$(186,516)
For the first nine months of 2025 and 2024, significant operating and investing items related to the former Fluids Systems segment were as follows:

	First Nine Months
(In thousands)	2025	2024
Operating activities of discontinued operations:
Depreciation and amortization	$—	$4,872

Investing activities of discontinued operations:
Capital expenditures	$—	$3,645

Note 3 – Earnings Per Share
The following table presents the reconciliation of the numerator and denominator for calculating net income (loss) per share:

	Third Quarter		First Nine Months
(In thousands, except per share data)	2025	2024	2025	2024
Numerator
Income from continuing operations	$6,063	$14,869	$25,222	$27,551
Loss from discontinued operations	(409)	(189,167)	(887)	(186,516)
Net income (loss)	$5,654	$(174,298)	$24,335	$(158,965)

Denominator
Weighted average common shares outstanding - basic	84,359	86,377	84,959	85,619
Dilutive effect of restricted stock awards and stock options	707	1,113	862	1,834
Weighted average common shares outstanding - diluted	85,066	87,490	85,821	87,453

Income (loss) per common share - basic:
Income from continuing operations	$0.07	$0.17	$0.30	$0.32
Loss from discontinued operations	—	(2.19)	(0.01)	(2.18)
Net income (loss)	$0.07	$(2.02)	$0.29	$(1.86)

Income (loss) per common share - diluted:
Income from continuing operations	$0.07	$0.17	$0.29	$0.32
Loss from discontinued operations	—	(2.16)	(0.01)	(2.13)
Net income (loss)	$0.07	$(1.99)	$0.28	$(1.82)
We excluded the following weighted-average potential shares from the calculations of diluted net income (loss) per share during the applicable periods because their inclusion would have been anti-dilutive for continuing operations:

	Third Quarter		First Nine Months
(In thousands)	2025	2024	2025	2024
Restricted stock awards and stock options	—	330	343	399
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
During the first nine months of 2025, we repurchased an aggregate of 3.0 million shares of our common stock under the repurchase program for a cost of $20.4 million. Due to restrictions associated with the Fluids Systems sale process and other events, no shares of common stock were repurchased under the repurchase program during the first nine months of 2024.
As of September 30, 2025, we had $91.7 million remaining under the program.
Note 5 – Stock-Based and Other Long-Term Incentive Compensation
During the second quarter of 2025, the Compensation Committee of our Board of Directors (“Compensation Committee”) approved equity-based compensation awards to executive officers and other key employees consisting of an aggregate of 0.6 million restricted stock units, which will vest in equal installments over a three-year period. In addition, non-

employee directors received grants of an aggregate of 0.1 million restricted stock awards, which will vest in full on the earlier of the day prior to the next annual meeting of stockholders following the grant date or the first anniversary of the grant date. The weighted average grant-date fair value was $8.45 per share for the restricted stock units and $8.28 per share for the restricted stock awards. At September 30, 2025, 3.0 million shares remained available for award under the 2015 Plan and 0.3 million shares remained available for awards under the 2014 Director Plan.
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
Note 6 – Receivables
Receivables consisted of the following:

(In thousands)	September 30, 2025	December 31, 2024
Trade receivables:
Gross trade receivables	$49,653	$46,819
Allowance for credit losses	(349)	(948)
Net trade receivables	49,304	45,871
Income tax receivables	1,681	2,049
Other receivables	6,377	26,921
Total receivables, net	$57,362	$74,841
Other receivables as of September 30, 2025 and December 31, 2024 included $4.1 million and $23.2 million, respectively, for amounts due from the Purchaser, including the receivables and estimated deferred consideration related to the Sale Transaction (see Note 2) as well as amounts due under the transition services agreement. Other receivables as of September 30, 2025 and December 31, 2024 also included an insurance receivable of $0.3 million and $1.7 million related to a cybersecurity event.
Changes in our allowance for credit losses were as follows:

	First Nine Months
(In thousands)	2025	2024
Balance at beginning of period	$948	$1,223
Credit loss expense	19	80
Write-offs, net of recoveries	(618)	(38)
Balance at end of period	$349	$1,265

Note 7 – Inventories
Inventories consisted of the following:

(In thousands)	September 30, 2025	December 31, 2024
Raw materials	$4,803	$5,721
Finished goods	4,865	8,938
Total inventories	$9,668	$14,659
Raw materials consist primarily of resins and other materials used to manufacture composite mats, as well as materials that are consumed in providing spill containment and other services to our customers. Finished goods consist primarily of our composite mats.
Note 8 – Financing Arrangements and Fair Value of Financial Instruments
Financing arrangements consisted of the following:

	September 30, 2025			December 31, 2024
(In thousands)	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt
Credit Facility	$—	$—	$—	$—	$—	$—
Amended ABL Facility	—	—	—	—	—	—
Finance leases	9,537	—	9,537	7,622	—	7,622
Other debt	5	—	5	106	(1)	105
Total debt	9,542	—	9,542	7,728	(1)	7,727
Less: current portion	(3,636)	—	(3,636)	(2,900)	—	(2,900)
Long-term debt	$5,906	$—	$5,906	$4,828	$(1)	$4,827
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
As of September 30, 2025, we had no outstanding borrowings and $5.7 million in outstanding letters of credit, resulting in $144.3 million of remaining availability under the Credit Facility.
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
As of September 30, 2025, the applicable margin for loans under the Credit Facility was 1.75% for Term SOFR loans and 0.75% for alternate base rate loans, and the applicable commitment fee was 0.25% per annum.
The Credit Facility requires compliance with a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio, each as defined in the Credit Facility. In addition, at our option, we may choose to increase the maximum consolidated leverage ratio for a certain period following a significant acquisition, subject to certain limitations, as defined in the Credit Facility. As of September 30, 2025, we were in compliance with required ratios.
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
Asset-Based Loan Facility. Our U.S. asset-based revolving credit agreement, as amended and restated in September 2024 (the “Amended ABL Facility”) provided financing of up to $100 million available for borrowings (inclusive of letters of credit), with a term expiring May 2027. We terminated the Amended ABL Facility in June 2025 and replaced it with the Credit Facility, as described above. As of the date of termination, we had no outstanding borrowings under the Amended ABL Facility. In the second quarter of 2025, we recognized a charge of $0.2 million in interest expense for the write-off of debt issuance costs in connection with the termination of the Amended ABL Facility.
Other Financing Arrangements. We also maintain finance leases primarily related to transportation equipment. During the first nine months of 2025, we entered into $4.4 million of new finance lease liabilities in exchange for leased assets.
In addition, at September 30, 2025, we had $9.5 million in outstanding letters of credit (inclusive of the amount outstanding under the Credit Facility as described above), performance bonds, and other guarantees.
Interest income, net of $94 thousand for the first nine months of 2025 includes interest income of $1.5 million, net of interest expense of $1.4 million.
Fair Value of Financial Instruments. Our financial instruments include cash and cash equivalents, receivables, payables, and debt. We believe the carrying values of these instruments approximated their fair values at September 30, 2025 and December 31, 2024. Cash equivalents primarily consist of money market accounts which are measured at fair value on a recurring basis using a market approach based on quoted prices in active markets.
Note 9 – Income Taxes
The provision for income taxes from continuing operations was $10.0 million for the first nine months of 2025, reflecting an effective tax rate of 28%, compared to a benefit for income taxes from continuing operations of $9.6 million for the first nine months of 2024. The third quarter of 2024 included a $14.6 million benefit primarily related to the release of valuation allowances on U.S. net operating losses and tax credit carryforwards that are expected to be realized following the sale of the Fluids Systems business.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBB Act”) was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. Based on our preliminary analysis of the legislation, we currently expect the legislation will not have a material impact on our estimated annual effective tax rate and expect the provisions providing accelerated tax deductions for certain capital investments to provide additional cash flow timing benefits which, coupled with our existing U.S. federal net operating loss and other carryforward tax benefits, should limit our cash tax obligations over the next several years.
Note 10 – Commitments and Contingencies
In the ordinary course of conducting our business, we become involved in litigation and other claims from private party actions, as well as judicial and administrative proceedings involving governmental authorities at the federal, state, and local levels. In addition, in connection with the Sale Transaction, we have agreed to indemnify the Purchaser for certain pre-closing contingencies of the Fluids Systems business. While the outcome of litigation or other proceedings against us, including pre-closing contingencies of the Fluids Systems business, cannot be predicted with certainty, management does not expect that any loss resulting from such litigation or other proceedings, in excess of any amounts accrued or covered by insurance, will have a material adverse impact on our consolidated financial statements.
The first nine months of 2024 included a $0.6 million gain related to a legal settlement as well as a $0.1 million gain related to the final insurance settlement associated with Hurricane Ida in August 2021.

Note 11 – Supplemental Disclosures to the Statements of Cash Flows
Supplemental disclosures to the statements of cash flows are presented below:

	First Nine Months
(In thousands)	2025	2024
Cash paid (received) for:
Income taxes (net of refunds)	$(196)	$9,728
Interest	$(477)	$4,289
The amounts above for 2024 include payments for our former Fluids Systems segment, as we elected not to adjust the consolidated statements of cash flows to separately present cash flows attributable to discontinued operations. A substantial majority of cash tax payments in 2024 related to our former Fluids Systems segment’s international operations.
Cash, cash equivalents, and restricted cash in the consolidated statements of cash flows consisted of the following:

(In thousands)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$35,636	$17,756
Restricted cash (included in prepaid expenses and other current assets)	—	481
Cash, cash equivalents, and restricted cash	$35,636	$18,237

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
The following table presents further disaggregated revenues by type:

	Third Quarter		First Nine Months
(In thousands)	2025	2024	2025	2024
Rental revenues	$29,591	$18,873	$89,355	$63,787
Service revenues	14,688	13,535	44,629	40,198
Product sales revenues	24,559	11,799	67,864	55,980
Total revenues	$68,838	$44,207	$201,848	$159,965
The following table presents further disaggregated revenues by geography, based on the country in which the sale originates:

	Third Quarter		First Nine Months
(In thousands)	2025	2024	2025	2024
United States	$65,407	$40,599	$189,402	$149,044
United Kingdom	3,431	3,608	12,446	10,921
Total revenues	$68,838	$44,207	$201,848	$159,965
The following table presents disaggregated expense information:

	Third Quarter		First Nine Months
(In thousands)	2025	2024	2025	2024
Depreciation and amortization - Included in cost of revenues	$5,811	$5,054	$16,833	$15,274
Depreciation and amortization - Included in selling, general and administrative expenses	450	538	1,402	1,658
Total depreciation and amortization	$6,261	$5,592	$18,235	$16,932

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
Overview
NPK International Inc. (“NPK,” the “Company,” “we,” “our,” or “us”) is a temporary worksite access solutions company that manufactures, sells, and rents recyclable composite matting products, along with a full suite of services, including planning, logistics, and site restoration. For the first nine months of 2025, 66% of our revenues were generated from the rental of our recyclable composite matting systems, along with related site construction and services to customers in various markets including power transmission, oil and natural gas exploration and production, pipeline, renewable energy, petrochemical, construction and other industries within the United States and United Kingdom. The remaining 34% of our revenues for the first nine months of 2025 were generated from the sale of our manufactured recyclable composite mats to customers around the world, with power transmission being the primary end market.
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
2025 Priorities
Our long-term strategy includes key foundational elements that are intended to enhance long-term shareholder value creation:
•Accelerate Organic Growth – We seek to accelerate revenue growth primarily through the expansion of our rental business, which includes a combination of geographic expansion to new growth territories, primarily within the U.S., while also expanding customer market share within currently-served markets. As part of this effort, we have placed a particular emphasis on penetrating larger-scale, longer-term (six months or longer) projects, which we believe will help drive improvements in revenue stability and operational efficiency. Due in part to the success of these efforts, rental and service revenues increased $30 million, or 29%, year-over-year for the first nine months of 2025, including a 40% increase in rental revenues. The elevated growth in rental revenues has been primarily attributable to our success on larger-scale, longer-term projects with a key utilities customer, and consequently, this customer contributed 18% of our total revenues in the first nine months of 2025 compared to less than 10% in 2024. We prioritize investment capital to support our organic growth objective, where over the past several years, we have seen the strong market adoption of our specialty rental products and differentiated service offering. During the first nine months of 2025, we made net investments of $26 million in the expansion of our rental fleet, expanding the rental fleet by approximately 13%. Further, with our revenue growth and the favorable macro-environment, we have also accelerated our manufacturing capacity expansion planning efforts. As a result, during the third quarter of 2025, cost of revenues includes $0.3 million of expense associated with these efforts, with additional total costs of up to approximately $0.5 million anticipated during the fourth quarter of 2025 and into early 2026.
•Pursue Inorganic Growth – We seek to accelerate our growth and enhance shareholder value through strategically-aligned inorganic actions, leveraging our scale to increase our value and relevance to customers. Throughout 2025, we have continually evaluated inorganic opportunities that align with our objectives. As a result, during the third quarter of 2025, selling, general and administrative expenses expense (“SG&A”) includes $0.3 million of costs in support of this effort.
•Drive Operational Efficiency – We are focused on efficiency improvements and operating cost optimization across every aspect of our business. With a simplified business model, we continue to evaluate and execute actions intended to streamline the organization and our cost structure, driving improvements in profitability, with the goal of driving SG&A as a percentage of revenue to a mid-teens range by early 2026. During the first nine months of 2025, we incurred $0.5 million of severance expense associated with our streamlining efforts. Additionally, during the third quarter of 2025, we began the rollout of our new cloud-based enterprise resource planning (“ERP”) system, which is expected to be substantially completed in the first quarter of 2026. During the third quarter of 2025, SG&A includes

$0.2 million of expenses associated with the ERP rollout. In addition, we have capitalized $3.6 million of implementation costs for our cloud-based ERP system during the first nine-months of 2025 that are included in prepaid expenses and other current assets, as well as other assets, on the balance sheet. SG&A as a percentage of revenues was 19.2% for the first nine months of 2025 compared to 22.1% for the first nine months of 2024.
•Enhance Return on Capital – We are committed to maintaining a strong balance sheet, prioritizing organic investment to expand our rental business while evaluating accretive inorganic growth opportunities to accelerate growth and returning excess cash generation via programmatic share repurchases. In 2024, our share repurchase program was restricted due to the Fluids Systems sale process. During the first nine months of 2025, we utilized $20.4 million to repurchase 3.0 million shares (4% of our outstanding shares) under our repurchase program.

Third Quarter of 2025 Compared to Third Quarter of 2024
Consolidated Results of Operations
Summarized results of operations for the third quarter of 2025 compared to the third quarter of 2024 are as follows:

	Third Quarter		2025 vs 2024
(In thousands)	2025	2024	$	%
Revenues	$68,838	$44,207	$24,631	56%
Cost of revenues	46,870	32,067	14,803	46%
Selling, general and administrative expenses	13,279	11,005	2,274	21%
Other operating (income) loss, net	(368)	(99)	(269)	NM
Operating income from continuing operations	9,057	1,234	7,823	NM

Foreign currency exchange (gain) loss	31	(562)	593	NM
Interest (income) expense, net	(47)	943	(990)	NM
Income from continuing operations before income taxes	9,073	853	8,220	NM

Provision (benefit) for income taxes from continuing operations	3,010	(14,016)	17,026	NM
Income from continuing operations	6,063	14,869	(8,806)	NM
Loss from discontinued operations, net of tax	(409)	(189,167)	188,758	NM
Net income (loss)	$5,654	$(174,298)	$179,952	NM
The following table presents further disaggregated revenues by type:

	Third Quarter		2025 vs 2024
(In thousands)	2025	2024	$	%
Revenues
Rental and service revenues	$44,279	$32,408	$11,871	37%
Product sales revenues	24,559	11,799	12,760	108%
Total revenues	$68,838	$44,207	$24,631	56%

	Third Quarter		Change
	2025	2024
Total gross profit margin	31.9%	27.5%	440	bps
Revenues
Revenues increased 56% to $68.8 million for the third quarter of 2025, compared to $44.2 million for the third quarter of 2024, including a 37% increase in rental and service revenues and a 108% increase in product sales revenues. Rental revenues increased $10.7 million (57%), primarily due to higher rental volume driven by our organic growth efforts, partially offset by lower average pricing resulting primarily from a higher mix of larger-scale, longer-term rental projects. Service revenues increased $1.2 million (9%), primarily attributable to the increased level of customer rental projects, though at a lower rate than rental revenues, due to the lower relative service requirements on the higher mix of larger-scale, longer term rental projects. Product sales revenues increased $12.8 million (108%), reflecting continued strength in customer adoption of manufactured composite matting products relative to timber-based products that continue to be the primary solution used for temporary worksite access in the market. The majority of the 2025 and 2024 revenues were derived from customers in the power transmission sector.
Cost of revenues
Cost of revenues increased 46% to $46.9 million for the third quarter of 2025 (31.9% gross profit margin), compared to $32.1 million for the third quarter of 2024 (27.5% gross profit margin), primarily driven by the 56% increase in revenues described above. The improvement in gross profit margin is primarily attributable to the effects of an improved revenue mix, including a higher proportion of rental revenues and a lower proportion of service revenues. Cost of revenues in the third quarter of 2025 was negatively impacted by elevated cross-rent costs required to meet customer demand, approximately $1.0 million of elevated transportation costs required to meet customer project timelines, as well as $0.3 million of costs incurred with our manufacturing capacity planning efforts as described above. Cost of revenues for the third quarter of 2024 was negatively impacted by an unscheduled downtime event on one of the production lines at our manufacturing facility.
Selling, general and administrative expenses
Selling, general and administrative expenses increased to $13.3 million for the third quarter of 2025, compared to $11.0 million for the third quarter of 2024. Selling, general and administrative expenses as a percentage of revenues was 19.3% for the third quarter of 2025 compared to 24.9% for the third quarter of 2024. The increase in expense was primarily driven by higher performance-based incentives, including a $0.5 million charge related to performance-based awards measured on the Company’s total shareholder return (“TSR”) as compared to the TSR of a designated peer group. Additionally, the third quarter of 2025 includes $0.5 million of strategic planning and ERP implementation costs as described above.
Other operating (income) loss, net
Other operating (income) loss, net primarily includes gains and losses on sales of non-rental assets.
Foreign currency exchange
Foreign currency exchange for the third quarter of 2025 and 2024 reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies, principally related to our U.K. operations.
Interest (income) expense, net
Interest income, net was minimal for the third quarter of 2025 compared to $0.9 million of interest expense, net for the third quarter of 2024. The decrease in interest expense is primarily due to interest income of $0.5 million earned in the third quarter of 2025 as well as a decrease in average debt outstanding. Discontinued operations in the third quarter of 2024 also included an allocation of interest expense of $0.5 million on corporate debt.
Provision (benefit) for income taxes from continuing operations
The provision for income taxes from continuing operations was $3.0 million for the third quarter of 2025, reflecting an effective tax rate of 33%, compared to a benefit for income taxes from continuing operations of $14.0 million for the third quarter of 2024. The third quarter of 2024 included a $14.6 million benefit primarily related to the release of valuation allowances on U.S. net operating losses and tax credit carryforwards that are expected to be realized following the sale of the Fluids Systems business.
Loss from discontinued operations, net of tax
Loss from discontinued operations, net of tax reflects the former Fluids Systems segment, which was sold in the third quarter of 2024. See Note 2 for additional information.

First Nine Months of 2025 Compared to First Nine Months of 2024
Consolidated Results of Operations
Summarized results of operations for the first nine months of 2025 compared to the first nine months of 2024 are as follows:

	First Nine Months		2025 vs 2024
(In thousands)	2025	2024	$	%
Revenues	$201,848	$159,965	$41,883	26%
Cost of revenues	129,449	105,358	24,091	23%
Selling, general and administrative expenses	38,682	35,335	3,347	9%
Other operating (income) loss, net	(497)	(1,435)	938	NM
Operating income from continuing operations	34,214	20,707	13,507	NM

Foreign currency exchange (gain) loss	(909)	170	(1,079)	NM
Interest (income) expense, net	(94)	2,612	(2,706)	NM
Income from continuing operations before income taxes	35,217	17,925	17,292	NM

Provision (benefit) for income taxes from continuing operations	9,995	(9,626)	19,621	NM
Income from continuing operations	25,222	27,551	(2,329)	NM
Loss from discontinued operations	(887)	(186,516)	185,629	NM
Net income (loss)	$24,335	$(158,965)	$183,300	NM
The following table presents further disaggregated revenues by type:

	First Nine Months		2025 vs 2024
(In thousands)	2025	2024	$	%
Revenues
Rental and service revenues	$133,984	$103,985	$29,999	29%
Product sales revenues	67,864	55,980	11,884	21%
Total revenues	$201,848	$159,965	$41,883	26%

	First Nine Months		Change
	2025	2024
Total gross profit margin	35.9%	34.1%	180	bps
Revenues
Revenues increased 26% to $201.8 million for the first nine months of 2025, compared to $160.0 million for the first nine months of 2024, including a 29% increase in rental and service revenues and a 21% increase in product sales revenues. Rental revenues increased $25.6 million (40%), primarily due to higher rental volume driven by our organic growth efforts, partially offset by lower pricing resulting primarily from a higher mix of larger-scale, longer-term rental projects. Service revenues increased $4.4 million (11%), primarily attributable to the increased level of customer rental projects, though at a lower rate than rental revenues, due to the lower relative service requirements on the higher mix of larger-scale, longer-term rental projects. Product sales revenues increased $11.9 million (21%), reflecting continued strength in customer adoption of manufactured composite matting products relative to timber-based products that continue to be the primary solution used for temporary worksite access in the market. The majority of the 2025 and 2024 revenues were derived from customers in the power transmission sector.
Cost of revenues
Cost of revenues increased 23% to $129.4 million for the first nine months of 2025 (35.9% gross profit margin), compared to $105.4 million for the first nine months of 2024 (34.1% gross profit margin), primarily driven by the 26% increase in revenues described above. The improvement in gross profit margin is primarily attributable to the effects of an improved revenue mix, including a higher proportion of rental revenues and a lower proportion of service revenues. Cost of revenues in 2025 was negatively impacted by elevated cross-rent costs required to meet customer demand, approximately $1.6 million of elevated transportation costs required to meet customer project timelines, as well as $0.6 million of costs incurred with our manufacturing capacity planning efforts as described above. Cost of revenues for the third quarter of 2024 was negatively impacted by an unscheduled downtime event on one of the production lines at our manufacturing facility.
Selling, general and administrative expenses
Selling, general and administrative expenses increased to $38.7 million for the first nine months of 2025, compared to $35.3 million for the first nine months of 2024. Selling, general and administrative expenses as a percentage of revenues was 19.2% for the first nine months of 2025 compared to 22.1% for the first nine months of 2024. The increase in expense was primarily driven by higher performance-based incentives, including $1.5 million in charges related to performance-based awards measured on the Company’s TSR as compared to the TSR of a designated peer group, while the first nine months of 2024 included a $0.8 million charge. Additionally, the third quarter of 2025 includes $0.5 million of strategic planning and ERP implementation costs as described above. The first nine months of 2025 also included $0.4 million of severance costs, compared to $0.6 million in the first nine months of 2024.
Other operating (income) loss, net
Other operating (income) loss, net primarily includes gains and losses on sales of non-rental assets. In addition, the first nine months of 2024 included a $0.6 million gain related to a legal settlement.
Foreign currency exchange
Foreign currency exchange for the first nine months of 2025 and 2024 reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies, principally related to our U.K. operations.
Interest (income) expense, net
Interest income, net was $0.1 million for the first nine months of 2025 compared to $2.6 million of interest expense, net for the first nine months of 2024. The decrease in interest expense is primarily due to interest income of $1.5 million earned in the first nine months of 2025 as well as a decrease in average debt outstanding. Discontinued operations in the first nine months of 2024 also included an allocation of interest expense of $1.4 million on corporate debt.
Provision (benefit) for income taxes from continuing operations
The provision for income taxes from continuing operations was $10.0 million for the first nine months of 2025, reflecting an effective tax rate of 28%, compared to a benefit for income taxes from continuing operations of $9.6 million for the first nine months of 2024. The third quarter of 2024 included a $14.6 million benefit primarily related to the release of valuation allowances on U.S. net operating losses and tax credit carryforwards that are now expected to be realized following the sale of the Fluids Systems business.
Loss from discontinued operations, net of tax
Loss from discontinued operations, net of tax reflects the former Fluids Systems segment, which was sold in the third quarter of 2024. See Note 2 for additional information.

Liquidity and Capital Resources
We elected not to adjust the consolidated statements of cash flows to separately present cash flows attributable to discontinued operations. As a result, the below descriptions of net cash provided by or used in operating, investing, and financing activities represent the consolidated cash flows of the Company for such activities.
Net cash provided by operating activities was $55.0 million for the first nine months of 2025 compared to $42.3 million for the first nine months of 2024. Net income adjusted for non-cash items provided cash of $54.3 million in the first nine months of 2025, compared to $39.0 million in 2024. Changes in working capital provided cash of $0.7 million in the first nine months of 2025, compared to $3.3 million of cash provided in 2024.
Net cash used in investing activities was $13.0 million for the first nine months of 2025, which includes $34.4 million in capital expenditures partially offset by $14.5 million in additional proceeds from the sale of the Fluids Systems business. The substantial majority of our capital expenditures for the first nine months of 2025 and 2024 were directed to expanding our mat rental fleet. In addition, we received $3.8 million in proceeds from the sale of assets in the first nine months of 2025, primarily reflecting the sale of used mats from our mat rental fleet. Net cash provided by investing activities was $23.1 million for the first nine months of 2024, which included $48.5 million in initial net proceeds from the sale of the Fluids Systems business.
Net cash used in financing activities was $24.6 million for the first nine months of 2025, primarily reflecting $22.7 million in purchases of treasury stock, including purchases under our repurchase program and shares withheld upon vesting of employee equity awards for the settlement of tax obligations. Net cash used in financing activities was $60.8 million for the first nine months of 2024, primarily reflecting net repayments on our Amended ABL Facility and other existing financing arrangements.
Substantially all of the $35.6 million of cash on hand at September 30, 2025 resides in the U.S. We primarily manage our liquidity utilizing cash on hand and availability under our Credit Facility and other existing financing arrangements.
We expect future working capital requirements for our operations will generally fluctuate directionally with revenues, and we expect capital expenditures in 2025 to be $45 million to $50 million, with spending primarily focused on the expansion of our mat rental fleet to further support our market penetration efforts. We also expect to use a portion of our existing liquidity to return value to our shareholders and pursue our long-term strategic initiatives. We expect cash on hand and cash generated by operations, as well as the projected availability under our Credit Facility and other existing financing arrangements, to be adequate to fund our current operations during the next 12 months.
Our capitalization is as follows:

(In thousands)	September 30, 2025	December 31, 2024
Credit Facility	$—	$—
Other debt	9,542	7,728
Unamortized discount and debt issuance costs	—	(1)
Total debt	$9,542	$7,727

Stockholders’ equity	333,923	326,495
Total capitalization	$343,465	$334,222

Total debt to capitalization	2.8%	2.3%
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
As of September 30, 2025, we had no outstanding borrowings and $5.7 million in outstanding letters of credit, resulting in $144.3 million of remaining availability under the Credit Facility.
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
As of September 30, 2025, the applicable margin for loans under the Credit Facility was 1.75% for Term SOFR loans and 0.75% for alternate base rate loans, and the applicable commitment fee was 0.25% per annum.
The Credit Facility requires compliance with a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio, each as defined in the Credit Facility. In addition, at our option, we may choose to increase the maximum consolidated leverage ratio for a certain period following a significant acquisition, subject to certain limitations, as defined in the Credit Facility. As of September 30, 2025, we were in compliance with required ratios.
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
Asset-Based Loan Facility. Our U.S. asset-based revolving credit agreement, as amended and restated in September 2024 (the “Amended ABL Facility”) provided financing of up to $100 million available for borrowings (inclusive of letters of credit), with a term expiring May 2027. We terminated the Amended ABL Facility in June 2025 and replaced it with the Credit Facility, as described above. As of the date of termination, we had no outstanding borrowings under the Amended ABL Facility. In the second quarter of 2025, we recognized a charge of $0.2 million in interest expense for the write-off of debt issuance costs in connection with the termination of the Amended ABL Facility.
Other Financing Arrangements. We also maintain finance leases primarily related to transportation equipment. During the first nine months of 2025, we entered into $4.4 million of new finance lease liabilities in exchange for leased assets.
In addition, at September 30, 2025, we had $9.5 million in outstanding letters of credit (inclusive of the amount outstanding under the Credit Facility as described above), performance bonds, and other guarantees.
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
Interest Rate Risk
We are primarily exposed to interest rate risk through our Credit Facility, which is subject to variable interest rates as determined by the debt agreement. At September 30, 2025, we had no borrowings under our Credit Facility.
Foreign Currency Risk.
Following the Fluids Systems sale in September 2024, our principal foreign operations are currently conducted in the U.K., which contributed approximately 6% of our consolidated revenues for the first nine months of 2025. We have foreign currency exchange risks associated with these operations, which are conducted principally in British pounds. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies.
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025, the end of the period covered by this quarterly report.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    Risk Factors
There have been no material changes during the period ended September 30, 2025 to our “Risk Factors” as discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
a)Not applicable
b)Not applicable
c)The following table details our repurchases of shares of our common stock for the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs ($ in Millions)
July 2025	401,897	$8.45	401,897	$91.7
August 2025	—	$—	—	$91.7
September 2025	—	$—	—	$91.7
Total	401,897		401,897
Our Board of Directors has authorized a securities repurchase program available for repurchases of our common stock. On April 30, 2025, our Board of Directors increased the remaining authorization under the repurchase program to $100.0 million.
Our repurchase program authorizes us to purchase outstanding shares of our common stock in the open market or as otherwise determined by management, subject to certain limitations under the Credit Facility (as defined in Note 8) and other factors. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows and available cash on hand. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. All shares purchased are held as treasury stock.
There were 401,897 shares of common stock repurchased under the repurchase program during the three months ended September 30, 2025. As of September 30, 2025, we had $91.7 million of authorization remaining under the program.
We did not purchase any shares surrendered in lieu of taxes under vesting of restricted shares during the three months ended September 30, 2025. When these purchases do occur, such shares are not acquired pursuant to our securities repurchase program described above.
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
Insider Trading Arrangements
During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: October 31, 2025

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