Form 10-K
period 2025-12-31
NPK International Inc.
filed 2026-02-27
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Yes ☐      No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of June 30, 2025, was $683.7 million. The aggregate market value has been computed by reference to the closing sales price on such date, as reported by The New York Stock Exchange.
As of February 20, 2026, a total of 84,527,934 shares of common stock, $0.01 par value per share, were outstanding.
Documents Incorporated by Reference:
Pursuant to General Instruction G(3) to this Form 10-K, the information required by Items 10, 11, 12, 13 and 14 of Part III hereof is incorporated by reference from the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders.

NPK INTERNATIONAL INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

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

PART I
ITEM 1. Business
General
NPK International Inc. is a temporary worksite access solutions company that manufactures, sells, and rents recyclable composite matting products, along with a full suite of services, including planning, logistics, and site restoration. In 2025, 66% of our revenues were generated from the rental of our recyclable composite matting systems, along with related site construction and services to customers in various markets including power transmission, oil and natural gas exploration and production, pipeline, renewable energy, petrochemical, construction and other industries within the United States and United Kingdom. The remaining 34% of our 2025 revenues were generated from the sale of our manufactured recyclable composite mats to customers around the world, with power transmission being the primary end market.
NPK International Inc., formerly known as Newpark Resources, Inc., was organized in 1932 as a Nevada corporation. In 1991, we changed our state of incorporation to Delaware. On December 9, 2024, we changed our name to NPK International Inc. Our principal executive offices are located at 9320 Lakeside Boulevard, Suite 100, The Woodlands, Texas 77381. Our telephone number is (281) 362-6800. You can find more information about us on our website located at www.npki.com. We file or furnish annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”). Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge through our website. These reports are available as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the SEC. Our Code of Ethics, our Corporate Governance Guidelines, our Audit Committee Charter, our Compensation Committee Charter, and our Nominating and Corporate Governance Committee Charter are also posted to the governance section of our website. We make our website content available for informational purposes only. It should not be relied upon for investment purposes, nor is any information contained on our website incorporated by reference in this Form 10-K. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.
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
•Enhance Return on Invested Capital – We are committed to maintaining a strong balance sheet, prioritizing organic investment to expand our rental business while evaluating accretive inorganic growth opportunities to accelerate growth and returning excess cash generation via programmatic share repurchases.
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - 2025 Strategic Actions” for a discussion of our execution against this strategy during 2025.
Industry Fundamentals and Customers
The demand for temporary worksite access from customers in the industries we serve is driven, in part, by infrastructure construction and maintenance activity levels within the United States and United Kingdom. Approximately 60% of our 2025 rental and service revenues were derived from customers in the power transmission sector and we expect customer activity in this sector will grow over the next several years, driven in part by the impacts of increasing energy demand and required investments in grid reliance initiatives, due to the aging grid infrastructure. Product sales largely reflect sales to utility companies as well as service companies supporting the power transmission market, with product sales levels and customer mix typically fluctuating based on the timing of customer projects and orders. For 2025, 66% of our revenues were derived from rental and service activities while 34% of our revenues were derived from the sale of our manufactured worksite access products.
We generated 93% of our revenues domestically during 2025. Typically, we perform services either under short-term contracts or rental service agreements. As most agreements with our customers are cancellable upon short notice, our backlog is not significant. We do not derive a significant portion of our revenues from government contracts.
During 2025, approximately 74% of our revenues were derived from our 20 largest customers, of which our three largest customers represented 19%, 15%, and 10%, respectively, of our revenues. Revenues from our largest customer were attributable to the rental of our recyclable composite matting systems, along with related services. Revenues from our second and third largest customers were primarily driven by product sales, which vary from year to year, as discussed above.
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

Technology
We have certain patents related to the design and manufacturing of our recyclable DURA-BASE® mats and several of the components, as well as other products and systems related to these mats (including the connecting pins and the EPZ Grounding System™). In recent years, we have launched newer generation matting systems that offer a reduction in weight. Using proprietary technology and systems is an important aspect of our business strategy. We believe the design of our recyclable matting system provides a distinct environmental benefit for our customers as compared to alternative wood mat products in the market, by avoiding deforestation required to produce wood mat products and also reducing CO2 emissions associated with product transportation. While we continue to enhance the performance, environmental, and safety benefits of our products and add to our patent portfolio, we believe that our scale, responsiveness to customers, reputation in the industry with respect to our technical development and know-how, understanding of regulatory requirements, and our ability to deliver superior worksite access solutions also have competitive significance in the markets we serve.
Competition
The rental and services market is fragmented and competitive, with many competitors providing various forms of worksite access products and services. Wood mats and stone continue to be the primary solutions utilized for temporary worksite access across industries, though composite matting solutions continue to gain market share. United Rentals is the largest competitor in the rental market, primarily using wood mats. We believe that our recyclable composite mats provide superior work surface and economics relative to timber-based products, providing a meaningful opportunity to expand our market share within the temporary worksite access market. The competitive landscape for composite mat sales is less fragmented than rental and services, with only a few competitors providing various alternatives to our DURA-BASE® composite mat products, including Signature Systems (Myers Industries) and Spartan Mat (Exchange Income Corporation). This is due to many factors, including large capital start-up costs and proprietary technology associated with these products. We believe that the principal competitive factors in our business include quality of service, reliability, price, product capabilities, and innovation through research and development, and that our competitive position is enhanced by our proprietary products, scale of rental and manufacturing operations, and experience.
Human Capital
We believe our greatest assets are our people, and our long-term success depends on our ability to attract, motivate, and retain the highly talented individuals that make up the NPK team. We appreciate our people and their achievements as we recognize they are integral to fully implementing our business strategy, which directly translates to improving our long-term profitability and increasing shareholder value.
We make a commitment to our people through training and development, employee engagement, and community outreach, with competitive pay aligned with pay-for-performance along with various benefits programs.
At December 31, 2025, we employed approximately 510 full and part-time personnel, including 410 in the United States and 100 in the United Kingdom. None of our employees are represented by labor unions. We consider our relations with our employees to be satisfactory and through various company-culture initiatives, strive to reinforce our commitment to our Core Values of safety, integrity, respect, excellence, and accountability.
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
We have implemented various procedures designed to promote compliance with applicable regulations and reduce the risk of damage or loss. These include specified handling procedures and guidelines for waste, ongoing employee training, and monitoring, as well as maintaining insurance coverage. We also utilize company-wide health, safety, and environmental management systems (“HSEMS”). The HSEMS is designed to capture information related to the planning, decision-making, and general operations of environmental regulatory activities within our operations. We also use the HSEMS to capture the information generated by regularly scheduled independent audits that are performed to validate the findings of our internal monitoring and auditing procedures.

ITEM 1A. Risk Factors
The following summarizes the most significant risks to our business. In addition to these risks, we are subject to a variety of risks that affect many other companies generally, as well as other risks and uncertainties that are not known to us as of the date of this Annual Report. Our success will depend, in part, on our ability to anticipate and effectively manage these and other risks. Any of these risk factors, either individually or in combination, could have a material adverse effect on our results of operations or financial condition, or prevent us from meeting our profitability or growth objectives. If you hold our securities or are considering an investment in our securities, you should carefully consider the following risks, together with the other information contained in this Annual Report. The disclosures in this section reflect our beliefs and opinions as to factors that could materially and adversely affect us in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past
Risks in this section are grouped in the following categories: (1) Business and Industry Risks; (2) Indebtedness Risks; (3) Legal and Regulatory Risks; (4) Financial Risks; and (5) General Risks. Many risks affect more than one category, and the risks are not in order of significance or probability of occurrence because they have been grouped by categories.
Business and Industry Risks
Risks Related to Our Ability to Generate Organic Growth
Our ability to generate organic growth may be affected by, among other factors, our ability to:
•attract new customers;
•increase the number of projects performed for existing customers;
•successfully qualify and bid for new projects;
•hire and retain qualified personnel;
•obtain necessary levels of rental assets and equipment; and
•adapt the range of products and services we offer to address our customers’ evolving needs.
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
Risks Related to Economic and Market Conditions that May Impact Our Customers’ Future Spending
A substantial portion of our operating income and cash flows are generated from infrastructure construction and maintenance projects, the awarding of which we do not directly control. Infrastructure construction and maintenance historically has experienced cyclical fluctuations and unpredictable changes in project timing due to economic recessions, downturns in business cycles of our customers, rejection of proposed utility rate increases, project permitting challenges, material or labor shortages, price increases by subcontractors, interest rate fluctuations, the imposition of new or additional tariffs, government shutdowns, and other economic factors beyond our control. When the general level of economic activity deteriorates, our customers may reduce investments in infrastructure construction and maintenance, or delay or cancel planned projects. Many factors, including the financial condition of the industry, could adversely affect our customers and their willingness to fund capital expenditures in the future.
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
Our customers may also seek to implement measures aimed at greater cost savings, which may include the acceptance of lesser quality products and services in order to improve short-term cost efficiencies as opposed to total cost efficiencies. The utilization of these kinds of cost saving measures by our customers could reduce the demand or pricing for our products and services and have a material adverse effect on our business, financial condition, and results of operations.

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
Risks Related to Customer Concentration
During 2025, approximately 74% of our revenues were derived from our 20 largest customers, of which our three largest customers represented 19%, 15%, and 10%, respectively, of our revenues. Typically, we perform services either under short-term contracts or rental service agreements, and most agreements with our customers are cancellable upon short notice. The loss of one or more of our significant customers could have an adverse effect on our results of operations and financial condition.
As part of our growth strategy, we seek to diversify our customers with a particular emphasis on penetrating larger-scale, longer-term (six months or longer) projects. We may not be effective in executing this or any other aspect of our growth strategy.
Risks Related to the Effective Management of Our Fleet, Including Our Ability to Properly Manufacture, Safeguard, and Maintain Our Fleet
As of December 31, 2025, our property, plant and equipment includes $163.8 million of rental fleet assets, net of accumulated depreciation, including $138.9 million in the United States and $24.9 million in the United Kingdom. Managing our fleet is a critical element to our rental business. Rental fleet asset management requires anticipating customer needs as well as changes in legislation, regulations, and local permitting in the various markets in which we or our customers operate. Our composite matting systems have long economic lives, and we must cost-effectively safeguard and maintain our fleet to maximize the economic life of the products. In addition, as the needs of our customers change, we may incur costs to relocate our assets to better meet shifts in demand. If the distribution of our assets is not aligned with regional demand, we may be unable to take advantage of rental opportunities in certain regions, or may incur additional costs to relocate assets from other regions. If we are not able to successfully manage our mat rental fleet, our business, results of operations and financial condition may be materially adversely affected.
Risks Related to International Operations
Our United Kingdom operations generated approximately 7% of our 2025 consolidated revenues and represented 21% of our total assets at December 31, 2025. In November 2025, we completed the acquisition of Grassform Plant Hire Limited (“Grassform”), a U.K. market leader in ground protection and temporary roadway solutions and services, for estimated net consideration of £34.9 ($46.0) million. A decline or slowed growth in this region could result in reduced demand for our products and services, which may adversely affect our business, results of operations, and financial condition.
In addition, international operations are subject to a number of risks and uncertainties, including among others:
▪difficulties and cost associated with complying with a wide variety of complex foreign laws, treaties, and regulations;
▪risks associated with failing to comply with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, export laws, and other similar laws applicable to our operations in international markets;
▪our inexperience in certain international markets;
▪political and economic instability;
▪changes in global trade policies, including the termination of trade agreements, the imposition of tariffs on certain imports into the United States, and other regulations affecting trade between the United States and countries in which we conduct business; and
▪fluctuations in foreign currency exchange rates.
These risks and uncertainties could materially and adversely affect our business and results of operations.
Risks Related to Manufacturing Capacity Expansion Projects
As part of our growth strategy, we intend to make investments to expand our composite mat production capacity. Such manufacturing capacity expansion projects may be delayed, interrupted, or otherwise limited due to unexpected cost increases, availability of labor and materials, unforeseen hazards, and other risks associated with construction projects. The costs of these activities could have a negative impact on our results of operations and financial condition.
In addition, the expected benefits of such future manufacturing operations are subject to a number of risks and uncertainties which could negatively impact our results from operations, including among other items, incorrect assumptions regarding future business activity levels, future per unit manufacturing cost assumptions, including expectations of the cost and availability of raw materials, as well as the diversion of management’s attention from existing operations or other priorities.
Risks Related to Operating Hazards Present in Our and Our Customers’ Industries and Substantial Liability Claims
We are exposed to significant health, safety, and environmental risks. Our operations, and those of our customers, are subject to hazards present in the electrical utility industry, such as exposure to wildfires and high voltage electrocution, among other risks, as well as hazards in the oil and natural gas industry, such as fires, explosions, blowouts, oil spills, and leaks or spills of hazardous materials. These incidents as well as accidents or problems in normal operations can cause personal injury or death and damage to property or the environment and may result in investigations, litigation, and other legal, regulatory, and reputational risks. From time to time, customers seek recovery for damage to their equipment or property that occurred during the course of our service obligations. Damage to our customers’ property, for example from spills of hazardous materials or plastic materials, such as pellets, from broken mats, could be extensive if a major problem occurs.
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
Risks Related to the Price and Availability of Raw Materials
Our ability to provide products and services to our customers is dependent upon our ability to obtain raw materials necessary to operate our business. These raw materials may be impacted by periodic supply chain disruptions and, particularly during times of high demand, there may be delays in the supply of raw materials. These constraints could have a material adverse effect on our business and consolidated results of operations. In addition, price increases, whether as a result of inflation, geopolitical issues, changes in global trade policies, including the termination of trade agreements and the imposition of tariffs, or otherwise, imposed by our vendors for raw materials used in our business and the inability to pass these increases through to our customers could have a material adverse effect on our business and results of operations.
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
Risks Related to Inflation
Increases in the cost of wages, materials, equipment and other operational components has the potential to adversely affect our results of operations, cash flows and financial position by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers for our products and services. In addition, inflation has also resulted in higher interest rates in recent years, which could cause an increase in the cost of debt borrowing in the future, as well as supply chain shortages, an increase in the costs of labor, currency fluctuations and other similar effects.
Risks Related to Capital Investments and Business Acquisitions
Our ability to successfully execute our business strategy will depend, among other things, on our ability to make capital investments and complete acquisitions which provide us with financial benefits and operational synergies. In November 2025, we completed the acquisition of Grassform. In addition, our capital expenditures in 2026 are expected to range between $45 million to $55 million, exclusive of any manufacturing expansion or future acquisitions. These investments and acquisitions are subject to a number of risks and uncertainties, including:
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
Any of the factors above could have an adverse effect on our business, financial condition, or results of operations. Additionally, the anticipated benefits of a capital investment or acquisition may not be realized fully or at all, or may take longer to realize than expected. We may incur substantial indebtedness to make capital investments or finance future acquisitions, and we also may issue equity, debt or other securities in connection with any such acquisitions. The use of cash for acquisitions may adversely affect our cash available for capital investments and other uses, the incurrence of additional debt may limit our financial flexibility, and the issuance of additional equity or other securities could be dilutive to existing stockholders.
Risks Related to Market Competition

We face competition and compete vigorously on product performance and/or price. Many of our competitors provide various forms of worksite access products and services. More recently, several competitors have begun marketing composite products to compete with our DURA-BASE® matting system. In addition, we compete for rental and services with larger, well-capitalized companies. These larger companies may have greater financial, marketing or other resources than we do, and have broad product and service offerings in addition to worksite access products, and at times, attempt to compete by offering discounts to customers to rent multiple products and services, some of which we do not offer.
While we believe the design and manufacturing quality of our products provide a differentiated value to our customers, many of our competitors seek to compete on pricing. In addition, certain patents related to our DURA-BASE® matting system have expired, and competitors offer mats that include features described in those patents. We have filed additional patent applications on improvements to the structure of, features of, and uses of the DURA-BASE® matting system, but there is no assurance that our competitors will not be able to offer products that are similar to these improvements, features, or uses of the DURA-BASE® matting system.
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
Risks Related to Severe Weather, Natural Disasters, and Seasonality
We have significant operations located in market areas that are periodically impacted by severe adverse weather events or natural disasters. To the extent such weather events or natural disasters become more frequent or severe (including as a result of climate change), disruptions to our business and costs to repair damaged facilities could increase.
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
In June 2025, we entered into a U.S. senior secured revolving credit agreement (the “Credit Facility”) with a group of lenders that provides financing of up to $150 million available for borrowings (inclusive of letters of credit), which can be increased up to $250 million, subject to certain conditions. The Credit Facility and the loans made under the Credit Facility are secured by a first priority lien on substantially all of the personal property of the Company and its significant U.S. subsidiaries as guarantors (subject to customary exceptions and exclusions). The Credit Facility will mature in June 2030.
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
If we fail to comply with the various covenants and other requirements of the Credit Facility, we would be in default thereunder, which would permit the holders of the indebtedness to accelerate the maturity thereof and proceed against their collateral. The acceleration of any of our indebtedness and the election to exercise any remedies could have a material adverse effect on our business and financial condition and we may not be able to make all of the required payments or borrow sufficient funds to refinance such indebtedness.
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
Legal and Regulatory Risks
Risks Related to Environmental Laws and Regulations
We are subject to federal, state, local, and foreign laws, regulations and policies that govern environmental protection, zoning and other matters applicable to our current and past business activities, including the activities of our former subsidiaries. Failure to remain compliant with these evolving laws, regulations and policies or to maintain compliance with permits obtained under such legal and regulatory schemes may result in, among other things, sanctions, fines, penalties, criminal prosecution, imposition of costs, investigatory and/or remedial or corrective actions relating to contaminated sites and site closure obligations, costs of remedying noncompliance, termination or suspension of certain operations, or other expenditures. We could be exposed to strict, joint and several liability for remediation or cleanup costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. Private parties may also pursue legal actions against us based on spills of hazardous materials or plastic materials, such as pellets, from broken mats, or alleged non-compliance with or liability under certain of these laws, rules and regulations.
The continued expansion of operations in markets that are likely to benefit from increasing demand from electricity, such as power transmission and renewable energy, remains a strategic priority going forward, and we anticipate that our capital investments will primarily focus on supporting this objective. However, any changes in the current legal and regulatory environment could impact industry activity and the demand for our products and services, the scope of products and services that we provide, or our cost structure required to provide our products and services, or the costs incurred by our customers. It is unclear whether initiatives from federal, state, and local legislative bodies and administrative agencies, when implemented, will have a material adverse effect on the demand for our products and services and the costs of our operations.
There have also been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds, promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations, and ability to access capital. Furthermore, some members of the investment community, customers, administrative agencies and other stakeholders have increased their focus on sustainability practices and disclosures by public companies in recent years, and we may face increasing pressure regarding our sustainability disclosures and practices. We have published and may continue to publish a Sustainability Report, which outlines our various initiatives. Our disclosures on these matters rely on management’s expectations as of the date the statements are first made, as well as standards for measuring progress that are still in development and may change or fail to be realized. These expectations and standards may continue to evolve. We may be unable to satisfy all of our stakeholders, who hold varied perspectives on these topics. If our sustainability disclosures and practices do not meet regulatory, investor or other stakeholder expectations and standards, which continue to evolve and may conflict, we could become the target of litigation, investigations or other proceedings, and it could have a material adverse effect on our business or demand for our services.
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
In addition, our ability to continue to obtain insurance coverage on commercially reasonable terms is dependent upon a variety of factors impacting the insurance industry in general, including a recent rise in exceptionally high jury awards for auto-related claims, which are outside our control. Any of the issues noted above, including insurance cost increases, uninsured or underinsured claims, or the inability of an insurance carrier to meet their financial obligations could have a material adverse effect on our business.
Risks Related to Income Taxes
Our future effective tax rates could be adversely affected by changes in tax laws, both domestically and internationally, or the interpretation or application thereof. From time to time, U.S. and foreign tax authorities, including state and local governments, consider legislation that could increase our effective tax rate or accelerate the timing of our required payments of tax obligations. While we cannot predict the impact to our income taxes of future tax legislation, guidance, or interpretations, if such changes are enacted, our profitability could be negatively impacted.
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
General Risks
Risks Related to Cybersecurity Incidents or Business System Disruptions
We utilize various management information systems and information technology infrastructure to manage or support our business operations and to maintain various records, which may include confidential business or proprietary information as well as information regarding our customers, business partners, employees or other third parties. We also utilize third-party vendors and their systems and technology to support our business activities, including the secure processing of confidential, sensitive, proprietary and other types of information. Failures of or interference with access to these systems, such as communication disruptions, could have an adverse effect on our ability to conduct operations or directly impact financial reporting.
In addition, our information systems and information technology infrastructure are subject to security threats and increasingly sophisticated cybersecurity incidents, including, but not limited to, denial-of-service attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, employee or insider error, malfeasance, social engineering or physical breaches, including cyber-based attacks that may leverage artificial intelligence technologies to increase speed, scale, or effectiveness. These cybersecurity incidents can cause deliberate or unintentional damage, destruction, misuse, manipulation, alteration, corruption, loss, denial of access to or disclosure of confidential or important data or systems, which could expose us and our employees, customers, and suppliers to risks, such as transaction errors, compromise or loss of confidential information, loss of sales and customers, operational disruptions and other adverse business impacts. A cybersecurity incident affecting third-party vendors, service providers, or other third parties on whom we rely could adversely affect our information systems or the confidentiality, integrity, or availability of our data, even if our own systems are not directly compromised.
There can be no assurance that cybersecurity incidents will not occur. In addition, there can be no assurance that the policies and procedures we or our third-party vendors have in place, including system monitoring and data back-up processes, to prevent or mitigate the effects of these potential disruptions or cybersecurity incidents will be sufficient to prevent, detect and limit the impact of disruptions or incidents. Even when a cybersecurity incident has been detected, it may not be immediately apparent what the full nature, scope and potential impact may be, or how best to mitigate its effects or remediate it. We invest in security technology, perform penetration and vulnerability tests from time to time, and design our business processes to attempt to mitigate the risk of such incidents. Our processes require continuous monitoring as technologies change and efforts to overcome security measures evolve. We maintain cybersecurity insurance; however, losses related to a cyberattack or other cybersecurity incident may exceed the scope or limits of such coverage or may not be covered under the terms of our cybersecurity insurance policy. In addition, as cyberattacks and other cybersecurity incidents increase in frequency and magnitude, including as threat actors increasingly leverage artificial intelligence technologies, we may be unable to obtain cybersecurity insurance in amounts or on terms we view as appropriate for our operations.
We have experienced a ransomware incident in the past, and we expect cybersecurity threats and attacks involving our systems, data and the third-party systems upon which we rely to continue. While no cybersecurity incidents have materially impacted our business to date, a successful breach or attack could have a material negative impact on our operations, business reputation, financial conditions and relationships with our customers, business partners, employees or other third parties, and could subject us to consequences such as regulatory inquiries and enforcement actions, litigation, contractual liability and direct and indirect costs associated with incident response, remediation, notification obligations, loss of revenue and reputational harm. These risks could have a material adverse effect on our business, results of operations, and financial condition.
Risks Related to Complications with the Design or Implementation of Our Updated Enterprise Resource Planning (“ERP”) System
We rely extensively on information systems and technology to manage our business and summarize operating results. We are in the process of a multi-year phased upgrade to our digital capabilities and have recently transitioned the majority of our operational and financial processes to a cloud-based ERP platform. The ongoing ERP system implementation and transition requires the training of personnel and the development and execution of certain new processes and procedures. We may be unable to successfully implement the new cloud-based ERP platform without experiencing delays, increased costs and other difficulties with certain processes. If we do not effectively manage the implementation or the resources necessary to build and sustain the upgraded technology infrastructure, or if we fail to achieve the expected benefits from this enhancement or it does not operate as designed, our business and operations could be adversely affected. Additionally, if we do not effectively implement the updated ERP system as planned or the updated ERP system does not operate as intended, the effectiveness of our internal control over financial reporting and disclosure controls and procedures could be adversely affected or our ability to assess those controls adequately could be delayed.
Risks Related to Activist Stockholders that May Attempt to Effect Changes at Our Company or Acquire Control Over Our Company
We have been the subject of campaigns by activist stockholders in the past and may continue to be so in the future. Such activist stockholders may engage in proxy solicitations, advance stockholder proposals, or otherwise attempt to affect changes or acquire control over our company. Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming and could divert the attention of our Board of Directors and senior management from the management of our operations and the pursuit of our business strategies. As a result, stockholder campaigns could adversely affect our results of operations and financial condition.
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
Risk Management and Strategy
Our CIO receives reports on cybersecurity threats from experienced information security personnel and third-party consultants and resources, and regularly reviews risk management measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. Our processes and systems include automated tools and technical safeguards managed and monitored by our cybersecurity team. Additionally, we have Company-wide policies and procedures regarding cybersecurity matters, which include an Information Security best practices intranet site, as well as other policies that directly or indirectly relate to cybersecurity, such as policies related to email usage, remote network access, internet usage, passphrase usage, information technology acceptable use, data governance and privacy, and information security. These policies go through an internal review process and are approved by appropriate members of management. We periodically conduct penetration and vulnerability testing, data recovery testing, and security audits. We also conduct regular employee training on cybersecurity.
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
Additional information on risks we face from cybersecurity threats can be found in Item 1A. “Risk Factors” under “Risks Related to Cybersecurity Incidents or Business System Disruptions”.

ITEM 2. Properties
We own a facility containing approximately 93,000 square feet of industrial and office space on approximately 34 acres of land in Carencro, Louisiana, which houses our DURA-BASE® mats manufacturing facilities and technology center. We also own a facility containing approximately 108,000 square feet of office space (approximately 85,000 square feet of which is currently being leased or available to be leased to third parties) on approximately 11 acres of land in Katy, Texas, which houses certain administrative offices. In addition, we lease and own various offices, yards, and warehouse spaces throughout the United States and United Kingdom to support our operations.
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
As of February 1, 2026, we had 995 stockholders of record as determined by our transfer agent.
We have not paid any dividends during the three most recent fiscal years or any subsequent interim period, and we do not intend to pay any cash dividends in the foreseeable future. In addition, our Credit Facility contains covenants which limit the payment of dividends on our common stock. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Facility.”
Stock Performance Graph
The following graph reflects a comparison of the cumulative total stockholder return of our common stock from January 1, 2021 through December 31, 2025, with the Russell 2000 Index, a broad equity market index comprised of companies with comparable market capitalization to NPK, and the S&P SmallCap 600 Capped Industrials Index, an index comprised of industrial sector companies with comparable market capitalization to NPK. The graph assumes the investment of $100 on January 1, 2021 in our common stock and each index and the reinvestment of all dividends, if any. This information shall be deemed furnished but not filed in this Form 10-K, and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference.

700
600
500
400
300
200
100
0
1/1/2021
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
NPK International Inc.
Russell 2000 Index
S&P SmallCap 600 Capped Industrials Index

Issuer Purchases of Equity Securities
The following table details our repurchases of shares of our common stock for the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs ($ in Millions)
October 2025	—	$—	—	$91.7
November 2025	—	$—	—	$91.7
December 2025	—	$—	—	$91.7
Total	—		—
Our Board of Directors has authorized a securities repurchase program available for repurchases of our common stock. In April 2025, our Board of Directors increased the remaining authorization under the repurchase program to $100.0 million.
Our repurchase program authorizes us to purchase outstanding shares of our common stock in the open market or as otherwise determined by management, subject to certain limitations under the Credit Facility (as defined in Note 6) and other factors. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows, available cash on hand, and borrowings under our Credit Facility. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. All shares purchased are held as treasury stock.
There were no shares of common stock repurchased under the repurchase program during the three months ended December 31, 2025. There were 3.0 million shares of common stock repurchased under the repurchase program during the year ended December 31, 2025. As of December 31, 2025, we had $91.7 million of authorization remaining under the program.
In addition, we did not purchase any shares surrendered in lieu of taxes under vesting of restricted shares during the three months ended December 31, 2025. During 2025, we purchased an aggregate of 282,668 shares surrendered in lieu of taxes under vesting of restricted stock awards. When these purchases occur, such shares are not acquired pursuant to our securities repurchase program described above.
ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition, results of operations, liquidity, and capital resources should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 “Financial Statements and Supplementary Data.”
Overview
NPK International Inc. is a temporary worksite access solutions company that manufactures, sells, and rents recyclable composite matting products, along with a full suite of services, including planning, logistics, and site restoration. In 2025, 66% of our revenues were generated from the rental of our recyclable composite matting systems, along with related site construction and services to customers in various markets including power transmission, oil and natural gas exploration and production, pipeline, renewable energy, petrochemical, construction and other industries within the United States and United Kingdom. The remaining 34% of our 2025 revenues were generated from the sale of our manufactured recyclable composite mats to customers around the world, with power transmission being the primary end market.
We previously operated a Fluids Systems business, which was historically reported as a separate operating segment. In September 2024, we completed the sale of substantially all of the Company’s Fluids Systems segment (the “Sale Transaction”) to SCF Partners, a leading private equity firm serving the global energy industry (the “Purchaser”). The results of operations of Fluids Systems are reported in discontinued operations in the consolidated statements of operations. All results and information in the consolidated financial statements and related notes are presented for our continuing operations and exclude Fluids Systems unless otherwise noted specifically as discontinued operations. See Note 2 for additional information.
2025 Strategic Actions
As aligned with our Strategy described in Part I. Item I. Business, the following reflect our strategic priorities intended to enhance long-term shareholder value as well as our actions and achievements in 2025.
•Accelerated Organic Growth – We seek to accelerate revenue growth through the expansion of our rental business, which includes a combination of geographic expansion to new growth territories, primarily within the U.S., while also expanding customer market share within currently-served markets. As part of this effort, we have placed a particular emphasis on penetrating larger-scale, longer-term (six months or longer) projects, which we believe will help drive improvements in revenue stability and operational efficiency. Due in part to the success of our efforts, rental and service revenues increased $38 million, or 26%, year-over-year for 2025, including a 39% increase in rental revenues. The elevated growth in rental revenues has been primarily attributable to our success on larger-scale, longer-term projects with a key utilities customer, and consequently, the revenue contribution from this customer grew substantially to 19% of our total revenues in 2025. We prioritize investment capital to support our organic growth objective, where over the past several years, we have seen the strong market adoption of our specialty rental products and differentiated service offering. During 2025, we made net investments of $37 million in the expansion of our composite rental fleet, expanding the fleet by approximately 16% (excludes Grassform, as discussed below). Further, with our revenue growth and the favorable macro-environment, we have also accelerated our manufacturing capacity expansion planning efforts. As a result, 2025 cost of revenues includes $0.9 million of expense associated with these efforts. In 2026, we intend to make investments to expand our composite mat production capacity, with additional capacity expected to come online in the first half of 2027.
•Pursued Inorganic Growth – We seek to accelerate our growth and enhance shareholder value through strategically-aligned inorganic actions, leveraging our scale to increase our value and relevance to customers. We continually evaluated inorganic opportunities that align with our objectives throughout 2025, and our 2025 selling, general and administrative expenses expense (“SG&A”) includes $1.1 million of costs in support of this effort. In November 2025, we completed the acquisition of Grassform Plant Hire Limited (“Grassform”), a U.K. market leader in ground protection and temporary roadway solutions and services with a fleet of over 20,000 composite mats. We anticipate that the acquisition will meaningfully increase the scale and capabilities of our U.K. operations.
•Drove Operational Efficiency – We are focused on efficiency improvements and operating cost optimization across every aspect of our business. Throughout 2025, we continued to evaluate and execute actions intended to streamline the organization and our cost structure, driving improvements in profitability, with the goal of driving SG&A as a percentage of revenue to a mid-teens range by early 2026. During 2025, we incurred $1.2 million of severance expense associated with our streamlining efforts. Additionally, during the second half of 2025, we began the rollout of our new cloud-based enterprise resource planning (“ERP”) system, which is expected to be substantially completed in the first quarter of 2026. SG&A includes $0.5 million of expenses associated with the ERP rollout in 2025. In addition, we have capitalized $5.1 million of implementation costs for our cloud-based ERP system during 2025 that are included in prepaid expenses and other current assets, as well as other assets, on the balance sheet. We also incurred $1.1 million in acquisition-related transaction costs primarily attributable to the Grassform acquisition. SG&A as a percentage of revenues was 19.5% for 2025 compared to 21.2% for 2024.
•Enhanced Return on Invested Capital – We are committed to maintaining a strong balance sheet, prioritizing organic investment to expand our rental business while evaluating accretive inorganic growth opportunities to accelerate growth and returning excess cash generation via programmatic share repurchases. During 2025, we utilized $20.4 million to repurchase 3.0 million shares (4% of our outstanding shares) under our share repurchase program.

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Consolidated Results of Operations
Summarized results of operations for 2025 compared to 2024 are as follows:

	Year Ended December 31,		2025 vs 2024
(In thousands)	2025	2024	$	%
Revenues	$277,043	$217,489	$59,554	27%
Cost of revenues	176,283	140,359	35,924	26%
Selling, general and administrative expenses	54,034	46,048	7,986	17%
Other operating (income) loss, net	(53)	(1,269)	1,216	NM
Operating income from continuing operations	46,779	32,351	14,428	45%

Foreign currency exchange (gain) loss	(884)	869	(1,753)	NM
Interest expense, net	13	2,621	(2,608)	NM
Income from continuing operations before income taxes	47,650	28,861	18,789	65%

Provision (benefit) for income taxes from continuing operations	11,705	(6,738)	18,443
Income from continuing operations	35,945	35,599	346
Income (loss) from discontinued operations	2,994	(185,861)	188,855
Net income (loss)	$38,939	$(150,262)	$189,201

The following table presents further disaggregated revenues by type:

	Year Ended December 31,		2025 vs 2024
(In thousands)	2025	2024	$	%
Revenues
Rental and service revenues	$183,709	$145,785	$37,924	26%
Product sales revenues	93,334	71,704	21,630	30%
Total revenues	$277,043	$217,489	$59,554	27%
The following table presents gross profit margins by type:

	Year Ended December 31,		Change
(In thousands)	2025	2024
Gross profit margin
Rental and service - Gross profit margin	36.7%	35.3%	140	bps
Product sales - Gross profit margin	35.7%	35.8%	(10)	bps
Total gross profit margin	36.4%	35.5%	90	bps
Revenues
Revenues increased 27% to $277.0 million for 2025, compared to $217.5 million for 2024, including a 26% increase in rental and service revenues and a 30% increase in product sales revenues. Rental revenues increased $34.7 million (39%), primarily due to higher rental volume driven by our organic growth efforts, partially offset by lower pricing resulting primarily from a higher mix of larger-scale, longer-term rental projects. Service revenues increased $3.3 million (6%), primarily attributable to the increased level of customer rental projects, though at a lower rate than rental revenues, due to the lower relative service requirements on the higher mix of larger-scale, longer-term rental projects. Product sales revenues increased $21.6 million (30%), reflecting continued strength in customer adoption of manufactured composite matting products relative to timber-based products that continue to be the primary solution used for temporary worksite access in the market. More than 80% of the 2025 product sales revenues were derived from utility companies.

Cost of revenues
Cost of revenues increased 26% to $176.3 million for 2025 (36.4% gross profit margin), compared to $140.4 million for 2024 (35.5% gross profit margin), primarily driven by the 27% increase in revenues described above. The 140 basis point improvement in rental and service gross profit margin is also attributable to the effects of an improved revenue mix, including a higher proportion of rental revenues and a lower proportion of service revenues. Cost of revenues in 2025 includes approximately $11 million of cross-rental costs required to meet customer demand, and was negatively impacted by approximately $1.6 million of elevated transportation costs required to meet customer project timelines, as well as $0.9 million of costs incurred with our manufacturing capacity planning efforts as described above. Product sales gross profit margin declined 10 basis points, primarily reflecting lower pricing on large volume sales to utility customers, partially offset by improved manufacturing cost leverage, as 2024 included an approximately $1 million impact of an unscheduled downtime event on one of the production lines at our manufacturing facility.
Selling, general and administrative expenses
Selling, general and administrative expenses increased to $54.0 million for 2025, compared to $46.0 million for 2024. Selling, general and administrative expenses as a percentage of revenues was 19.5% for 2025 compared to 21.2% for 2024. The increase in expense was primarily driven by higher performance-based incentives, including $1.5 million in elevated charges related to performance-based awards measured on the Company’s TSR as compared to the TSR of a designated peer group, while 2024 included a $0.8 million charge, as well as $1.1 million in acquisition-related transaction costs primarily attributable to the Grassform acquisition, and $0.5 million of ERP implementation costs as described above. In addition, selling, general and administrative expenses included $1.2 million of severance costs in 2025 compared to $0.7 million in 2024.
Other operating (income) loss, net
Other operating (income) loss, net primarily includes gains and losses on sales of non-rental assets. In addition, 2024 included a $0.6 million gain related to a legal settlement.
Foreign currency exchange
Foreign currency exchange for 2025 and 2024 reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies, principally related to our U.K. operations.
Interest expense, net
Interest expense, net was minimal for 2025 compared to $2.6 million for 2024. The decrease in interest expense is primarily due to interest income of $1.8 million earned in 2025 as well as a decrease in average debt outstanding. The 2024 expense included a $0.5 million non-cash write off of debt issuance costs associated with the amendment of our Amended ABL Facility. Discontinued operations in 2024 also included an allocation of interest expense of $1.4 million on corporate debt.
Provision (benefit) for income taxes from continuing operations
The provision for income taxes from continuing operations was $11.7 million for 2025 compared to a benefit for income taxes of $6.7 million for 2024. The 2025 and 2024 results include income tax benefits of $1.5 million and $15.9 million, respectively, primarily reflecting the release of valuation allowances on U.S. net operating losses and other tax credit carryforwards following the sale of the Fluids Systems business. Excluding this valuation allowance benefit, the effective tax rate was 27.7% for 2025 and 31.7% for 2024, primarily attributable to the increase in U.S. earnings.
Income (loss) from discontinued operations
Income (loss) from discontinued operations, net of tax reflects the former Fluids Systems segment, which was sold in the third quarter of 2024. In the fourth quarter of 2025, we recognized a $2.2 million pre-tax gain on sale related to revised estimates for certain estimated deferred consideration and liabilities related to the Sale Transaction upon their resolution. The loss from discontinued operations for 2024 included the loss on sale of the segment of $195.7 million, as well as $8.9 million in charges related to the Sale Transaction, impairments, and other items. See Note 2 for additional information.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Consolidated Results of Operations
Summarized results of operations for 2024 compared to 2023 are as follows:

	Year Ended December 31,		2024 vs 2023
(In thousands)	2024	2023	$	%
Revenues	$217,489	$207,648	$9,841	5%
Cost of revenues	140,359	135,094	5,265	4%
Selling, general and administrative expenses	46,048	51,083	(5,035)	(10)%
Other operating (income) loss, net	(1,269)	(1,469)	200	NM
Operating income from continuing operations	32,351	22,940	9,411	41%

Foreign currency exchange (gain) loss	869	(889)	1,758	NM
Interest expense, net	2,621	4,107	(1,486)	(36)%
Income from continuing operations before income taxes	28,861	19,722	9,139	46%

Provision (benefit) for income taxes from continuing operations	(6,738)	5,573	(12,311)
Income from continuing operations	35,599	14,149	21,450
Income (loss) from discontinued operations	(185,861)	367	(186,228)
Net income (loss)	$(150,262)	$14,516	$(164,778)

The following table presents further disaggregated revenues by type:

	Year Ended December 31,		2024 vs 2023
(In thousands)	2024	2023	$	%
Revenues
Rental and service revenues	$145,785	$149,954	$(4,169)	(3)%
Product sales revenues	71,704	57,694	14,010	24%
Total revenues	$217,489	$207,648	$9,841	5%
The following table presents gross profit margins by type:

	Year Ended December 31,		Change
(In thousands)	2024	2023
Gross profit margin
Rental and service - Gross profit margin	35.3%	34.3%	100	bps
Product sales - Gross profit margin	35.8%	36.7%	(90)	bps
Total gross profit margin	35.5%	34.9%	60	bps
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

Cost of revenues
Cost of revenues increased 4% to $140.4 million for 2024 (35.5% gross profit margin), compared to $135.1 million for 2023 (34.9% gross profit margin), primarily driven by the 5% increase in revenues described above. The improvement in gross profit margin is primarily attributable to the effects of an improved revenue mix. Rental and service gross profit margin increased 100 basis points primarily due to a higher proportion of rental revenues and a lower proportion of service revenues. Product sales gross profit margin decreased partially due to an approximately $1 million impact of an unscheduled downtime event on one of the production lines at our manufacturing facility in the third quarter 2024.
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
Other operating (income) loss, net
Other operating (income) loss, net primarily includes gains and losses on sales of non-rental assets. In addition, 2024 included a $0.6 million gain related to a legal settlement.
Foreign currency exchange
Foreign currency exchange for 2024 and 2023 reflects the impact of currency translation for assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies, principally related to our U.K. operations.
Interest expense, net
Interest expense, net was $2.6 million for 2024 compared to $4.1 million for 2023. The decrease was primarily due to a decrease in average debt outstanding. The 2024 expense included a $0.5 million non-cash write off of debt issuance costs associated with the amendment of our Amended ABL Facility. Discontinued operations also included an allocation of interest expense on corporate debt. Such interest expense totaled $1.4 million and $2.4 million for 2024 and 2023, respectively.
Provision (benefit) for income taxes from continuing operations
The benefit for income taxes from continuing operations was $6.7 million for 2024 compared to a provision for income taxes of $5.6 million for 2023. The 2024 benefit included a $15.9 million benefit primarily related to the release of valuation allowances on U.S. federal and state net operating losses and tax credit carryforwards expected to be realized following the sale of the Fluids Systems business. Excluding this valuation allowance benefit, the effective tax rate increased to 31.7% for 2024 compared to 28.3% for 2023, primarily attributable to higher state income taxes and the effect of unbenefited losses in the U.K.
Income (loss) from discontinued operations
Income (loss) from discontinued operations reflects the former Fluids Systems segment, which was sold in the third quarter of 2024. The loss from discontinued operations for 2024 included the loss on sale of the segment of $195.7 million. Discontinued operations also included $8.9 million and $12.7 million in charges for 2024 and 2023, respectively, primarily related to the Sale Transaction, impairments, and other items. See Note 2 for additional information.

Liquidity and Capital Resources
We elected not to adjust the consolidated statements of cash flows for the years ended December 31, 2025, 2024, and 2023 to separately present cash flows attributable to discontinued operations. As a result, the below descriptions of net cash provided by or used in operating, investing, and financing activities represents the consolidated cash flows for such activities. See Note 2 for depreciation, capital expenditures and significant operating and investing non-cash items related to discontinued operations.
Net cash provided by operating activities was $73.0 million for 2025 compared to $38.2 million for 2024. Net income adjusted for non-cash items provided cash of $75.4 million in 2025, compared to $54.5 million in 2024. Changes in working capital used cash of $2.4 million in 2025, compared to $16.3 million in 2024.
Net cash used in investing activities was $65.3 million for 2025, which includes $46.7 million in capital expenditures and $42.4 million associated with the Grassform acquisition (see Note 2 for additional information), partially offset by $16.6 million in additional proceeds from the sale of the Fluids Systems business. Net cash provided by investing activities was $8.3 million for 2024, which includes $48.5 million in initial net proceeds from the sale of the Fluids Systems business, partially offset by capital expenditures of $43.5 million. The substantial majority of our capital expenditures for 2025 and 2024 were directed to expanding our mat rental fleet. In addition, we received $4.0 million and $5.0 million in proceeds from the sale of assets in 2025 and 2024, respectively, primarily reflecting the sale of used mats from our mat rental fleet.
Net cash used in financing activities was $20.9 million for 2025, primarily reflecting $22.7 million in purchases of treasury stock, including purchases under our repurchase program and shares withheld upon vesting of employee equity awards for the settlement of tax obligations. Net cash used in financing activities was $66.9 million for 2024, primarily reflecting net repayments on our Amended ABL Facility and other existing financing arrangements.
Substantially all the $5.1 million of cash on hand at December 31, 2025 resides in the U.K., primarily related to the November 2025 Grassform acquisition. We primarily manage our liquidity utilizing cash on hand and availability under our Credit Facility and other existing financing arrangements.
We expect future working capital requirements for our operations will generally fluctuate directionally with revenues, and we expect capital expenditures in 2026 to be $45 million to $55 million, exclusive of any manufacturing expansion or acquisition, with spending primarily focused on the expansion of our mat rental fleet to further support our market penetration efforts. We also intend to make investments to expand our composite mat production capacity and expect to use a portion of our existing liquidity to return value to our shareholders and pursue our long-term strategic initiatives. We expect cash on hand and cash generated by operations, as well as the projected availability under our Credit Facility and other existing financing arrangements, to be adequate to fund our current operations during the next 12 months.
Our capitalization is as follows:

(In thousands)	December 31, 2025	December 31, 2024
Credit Facility	$5,300	$—
Other debt	11,562	7,728
Unamortized discount and debt issuance costs	—	(1)
Total debt	$16,862	$7,727

Stockholders’ equity	351,156	326,495
Total capitalization	$368,018	$334,222

Total debt to capitalization	4.6%	2.3%
Credit Facility. In June 2025, we entered into a U.S. senior secured revolving credit agreement (the “Credit Facility”) with a group of lenders that provides financing of up to $150 million available for borrowings (inclusive of letters of credit), which can be increased up to $250 million, subject to certain conditions. The Credit Facility and the loans made under the Credit Facility are secured by a first priority lien on substantially all of the personal property of the Company and its significant U.S. subsidiaries as guarantors (subject to customary exceptions and exclusions). The Credit Facility will mature in June 2030. In connection with establishing the Credit Facility, we terminated our U.S. asset-based revolving credit agreement.
As of December 31, 2025, we had $5.3 million in outstanding borrowings and $5.5 million in outstanding letters of credit, resulting in $139.2 million of remaining availability under the Credit Facility.

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
As of December 31, 2025, the applicable margin for loans under the Credit Facility was 1.75% for Term SOFR loans and 0.75% for alternate base rate loans, and the applicable commitment fee was 0.25% per annum. As of December 31, 2025, the weighted average interest rate for the Credit Facility was 7.5%.
The Credit Facility requires compliance with a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio, each as defined in the Credit Facility. In addition, at our option, we may choose to increase the maximum consolidated leverage ratio for a certain period following a significant acquisition, subject to certain limitations, as defined in the Credit Facility. As of December 31, 2025, we were in compliance with required ratios.
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
Other Financing Arrangements. We maintain finance leases primarily related to transportation equipment. During 2025, we entered into $4.7 million of new finance lease liabilities in exchange for leased assets.
Off-Balance Sheet Arrangements
We do not have any special purpose entities. At December 31, 2025, we had $10.3 million in outstanding letters of credit (inclusive of the amount outstanding under the Credit Facility as described above), performance bonds, and other guarantees. We also enter into normal short-term operating leases for office and warehouse space, as well as certain operating equipment. None of these off-balance sheet arrangements either has, or is expected to have, a material effect on our financial statements.

Contractual Obligations
A summary of our outstanding contractual and other obligations and commitments at December 31, 2025 is as follows:

(In thousands)	2026	2027	2028	2029	2030	Thereafter	Total
Credit Facility	$—	$—	$—	$—	$5,300	$—	$5,300
Finance lease liabilities (1)	5,967	4,120	1,909	764	131	—	12,891
Operating lease liabilities (1)	3,072	2,940	2,604	2,301	1,934	1,322	14,173
Trade accounts payable and accrued liabilities (2)	49,532	—	—	—	—	—	49,532
Other long-term liabilities (3)	—	1,801	—	—	—	2,613	4,414
Performance bond obligations	4,176	50	490	—	—	—	4,716
Letter of credit commitments	5,540	—	—	—	—	—	5,540
Total contractual obligations	$68,287	$8,911	$5,003	$3,065	$7,365	$3,935	$96,566
(1)Financing obligations, finance lease liabilities, and operating lease liabilities represent the undiscounted future payments.
(2)Excludes the current portion of operating lease liabilities.
(3)Table does not allocate by year expected tax payments and uncertain tax positions due to the inability to make reasonably reliable estimates of the timing of future cash settlements.
We anticipate that the obligations and commitments listed above that are due in less than one year will be paid from available cash on-hand, cash generated by operations, and the projected availability under our Credit Facility, subject to covenant compliance and certain restrictions as further discussed above. The specific timing of settlement for certain long-term obligations cannot be reasonably estimated.

Critical Accounting Policies
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), which requires management to make estimates and assumptions that affect the reported amounts and disclosures. Significant estimates used in preparing our consolidated financial statements include the fair values of assets acquired and liabilities assumed at the dates of acquisition for business combinations, estimated cash flows and fair values used for impairments of long-lived assets, including goodwill and other intangibles, and valuation allowances for deferred tax assets. See Note 1 in Item 8. “Financial Statements and Supplementary Data” for a discussion of the accounting policies for each of these matters. Our estimates are based on historical experience and on our future expectations that we believe to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our current estimates, and those differences may be material.
We believe the critical accounting policies described below affect our more significant judgments and estimates used in preparing the consolidated financial statements.
Business Combinations
We use the acquisition method of accounting to allocate costs of acquired businesses to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. The excess costs of acquired businesses over the fair values of the assets acquired and liabilities assumed are recognized as goodwill. The valuations of the acquired assets and liabilities will impact the determination of future operating results. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, revenue growth rates, discount rates, customer attrition rates, royalty rates, and asset lives, among other items.
Goodwill
Goodwill is tested for impairment annually as of November 1, or more frequently, if indicators of impairment exist. As part of our annual goodwill review, we first perform a qualitative assessment based on company performance and future business outlook to determine if indicators of impairment exist. When there are qualitative indicators of impairment, we use an impairment test which includes a comparison of the carrying value of net assets of our reporting unit, including goodwill, with its estimated fair values, which we estimate using a combination of a market multiple and discounted cash flow approach (classified within Level 3 of the fair value hierarchy). In completing the annual evaluation during the fourth quarter of 2025, we determined that the fair value was significantly more than the net carrying value, and therefore, no impairment was required. As of December 31, 2025, our consolidated balance sheet includes $76.3 million of goodwill, including $28.2 million from the November 2025 Grassform acquisition.
Income Taxes
We had total deferred tax assets of $72.9 million and $78.6 million at December 31, 2025 and 2024, respectively. A valuation allowance must be established to offset a deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized. We have considered future taxable income and tax planning strategies in assessing the need for our valuation allowance. The years ended 2025 and 2024 include income tax benefits of $1.5 million and $15.9 million, respectively, primarily reflecting the release of valuation allowances on U.S. federal and state net operating losses and other tax credit carryforwards following the sale of the Fluids Systems business. At December 31, 2025, we had a total valuation allowance of $25.8 million, which includes valuation allowances of $17.2 million for U.S. capital loss carryforwards, $3.8 million for certain U.S. state and foreign net operating loss carryforwards as well as $4.8 million for foreign tax credits. Changes in the expected future generation of qualifying taxable income within these jurisdictions or in the realizability of other tax assets may result in an adjustment to the valuation allowance, which would be charged or credited to income in the period this determination was made.
We file income tax returns in the U.S. and certain non-U.S. jurisdictions and are subject to examination in the various jurisdictions in which we file. We are no longer subject to income tax examinations for U.S. federal and substantially all state jurisdictions for years prior to 2021 and for substantially all foreign jurisdictions for years prior to 2019.
From time to time, we are examined by various tax authorities in countries where we operate. We fully cooperate with all audits but defend existing positions vigorously. We evaluate the potential exposure associated with various filing positions and record a reduction to the related net operating loss or a liability for uncertain tax positions, as circumstances warrant. Although we believe all tax positions are reasonable and properly reported in accordance with applicable tax laws and regulations in effect during the periods involved, the final determination of these matters could be materially different than that which is reflected in historical income tax provisions and accruals.

Sale of Fluids Systems Business
In September 2024, we completed the sale of the Fluids Systems business. In connection with recognizing the loss on the Sale Transaction included in discontinued operations, we made certain estimates in determining the amounts of deferred consideration due from the Purchaser and estimated liabilities due to the Purchaser. Our estimates for the fair value of deferred consideration due from the Purchaser and liabilities due to the Purchaser required us to make judgments regarding the likelihood of possible outcomes and cash flows and the ultimate resolution of such matters. These judgments are uncertain in that they require assumptions about the potential outcomes and may change. Depending on the actual outcomes of such matters, or changes in these assumptions, the estimated amounts recognized for deferred consideration due from the Purchaser and estimated liabilities due to the Purchaser may change and any income or expense associated with such changes will be presented in discontinued operations. In the fourth quarter of 2025, we recognized a $2.2 million pre-tax gain on sale related to the resolution of certain estimated deferred consideration and liabilities for the Sale Transaction. See Note 2 for additional information.
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
Interest Rate Risk
We are primarily exposed to interest rate risk through our Credit Facility, which is subject to variable interest rates as determined by the debt agreement. At December 31, 2025, we had $5.3 million of borrowings under our Credit Facility. The weighted average interest rate at December 31, 2025 for the Credit Facility was 7.5%. Based on the balance of variable rate debt at December 31, 2025, a 100 basis-point increase in short-term interest rates would have increased annual pre-tax interest expense by $0.1 million.
Foreign Currency Risk
Following the Fluids Systems sale in September 2024, our principal foreign operations are currently conducted in the U.K., which contributed approximately 7% of our 2025 consolidated revenues. Following the November 2025 Grassform acquisition, our U.K. operations represented 21% of our total assets at December 31, 2025. We have foreign currency exchange risks associated with these operations, which are conducted principally in British pounds. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of NPK International Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NPK International Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Business Combination - Grassform - Refer to Note 2 of the financial statements.
Critical Audit Matter Description
The Company completed the acquisition of Grassform Plant Hire Limited on November 24, 2025 (the “Grassform Acquisition”). The Grassform Acquisition has been recorded using the acquisition method of accounting and accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of the identifiable assets acquired and liabilities assumed were based on management’s estimates and assumptions using various market, income, and cost valuation approaches. The largest asset classes acquired included property, plant and equipment (“PP&E”); and customer relationships and tradename (“Intangible Assets”).
We identified the valuation of PP&E and Intangible Assets arising out of the Grassform Acquisition as a critical audit matter because of the estimates made by management to determine the fair value of these assets. This required a high degree of auditor judgement and an increased extent of effort, including the need to involve our valuation specialists when performing audit procedures to determine the fair value of the acquired assets.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the fair value of the PP&E and Intangible Assets acquired as part of the Grassform Acquisition included the following, among others:
•We tested the effectiveness of controls over the purchase price allocation, including management’s controls over the assumptions used in the market, income and cost valuation approaches for PP&E and Intangible Assets. In addition, we evaluated the work of management’s third-party specialists.
•With the assistance of our valuation specialists, and in respect to the PP&E acquired, we developed a range of independent estimates and compared to those used by management.
•With the assistance of our valuation specialists, and in respect to the Intangible Assets acquired, we evaluated the estimates used in the determining the value of the Intangible Assets acquired and developed a range of independent estimates and compared those to those selected by management.
•We evaluated whether the financial statement disclosures were consistent with the terms of the acquisition.
/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 27, 2026

We have served as the Company’s auditor since 2008.

NPK International Inc.
Consolidated Balance Sheets
December 31,

(In thousands, except share data)	2025	2024
ASSETS
Cash and cash equivalents	$5,140	$17,756
Receivables, net of allowance of $330 and $948, respectively	59,806	74,841
Inventories	11,500	14,659
Prepaid expenses and other current assets	5,046	5,728
Total current assets	81,492	112,984

Property, plant and equipment, net	233,048	187,483
Operating lease assets	11,195	11,793
Goodwill	76,341	47,222
Other intangible assets, net	21,297	10,331
Deferred tax assets	5,535	15,593
Other assets	12,850	8,276
Total assets	$441,758	$393,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$5,170	$2,900
Accounts payable	22,327	19,459
Accrued liabilities	29,647	22,300
Total current liabilities	57,144	44,659

Long-term debt, less current portion	11,692	4,827
Noncurrent operating lease liabilities	9,877	10,896
Deferred tax liabilities	7,476	1,203
Other noncurrent liabilities	4,413	5,602
Total liabilities	90,602	67,187

Commitments and contingencies (Note 15)

Common stock, $0.01 par value (200,000,000 shares authorized and 90,134,477 and 111,669,464 shares issued, respectively)	902	1,117
Paid-in capital	489,632	633,239
Accumulated other comprehensive loss	(1,610)	(2,871)
Retained earnings (deficit)	(100,527)	(139,466)
Treasury stock, at cost (5,616,798 and 25,114,978 shares, respectively)	(37,241)	(165,524)
Total stockholders’ equity	351,156	326,495
Total liabilities and stockholders’ equity	$441,758	$393,682

See Accompanying Notes to Consolidated Financial Statements

NPK International Inc.
Consolidated Statements of Operations
Years Ended December 31,

(In thousands, except per share data)	2025	2024	2023
Revenues
Rental and service revenues	$183,709	$145,785	$149,954
Product sales revenues	93,334	71,704	57,694
Total revenues	277,043	217,489	207,648
Cost of revenues
Cost of rental and service revenues	116,224	94,324	98,588
Cost of product sales revenues	60,059	46,035	36,506
Total cost of revenues	176,283	140,359	135,094
Selling, general and administrative expenses	54,034	46,048	51,083
Other operating (income) loss, net	(53)	(1,269)	(1,469)
Operating income from continuing operations	46,779	32,351	22,940

Foreign currency exchange (gain) loss	(884)	869	(889)
Interest expense, net	13	2,621	4,107
Income from continuing operations before income taxes	47,650	28,861	19,722

Provision (benefit) for income taxes from continuing operations	11,705	(6,738)	5,573
Income from continuing operations	35,945	35,599	14,149

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(1,412)	4,360	5,460
Gain (loss) on sale of discontinued operations before income taxes	2,176	(195,729)	—
Provision (benefit) for income taxes from discontinued operations	(2,230)	(5,508)	5,093
Income (loss) from discontinued operations	2,994	(185,861)	367

Net income (loss)	$38,939	$(150,262)	$14,516

Income (loss) per common share - basic
Income from continuing operations	$0.42	$0.41	$0.16
Income (loss) from discontinued operations	0.04	(2.17)	—
Net income (loss)	$0.46	$(1.75)	$0.17

Income (loss) per common share - diluted
Income from continuing operations	$0.42	$0.41	$0.16
Income (loss) from discontinued operations	0.03	(2.13)	—
Net income (loss)	$0.45	$(1.72)	$0.16

See Accompanying Notes to Consolidated Financial Statements

NPK International Inc.
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31,

(In thousands)	2025	2024	2023

Net income (loss)	$38,939	$(150,262)	$14,516
Foreign currency translation adjustments, net of tax benefit (expense) of $0, $111, $(93)	1,261	499	3,549
Recognition of cumulative foreign currency translation losses	—	59,469	798
Comprehensive income (loss)	$40,200	$(90,294)	$18,863

See Accompanying Notes to Consolidated Financial Statements

NPK International Inc.
Consolidated Statements of Stockholders’ Equity

(In thousands)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total
Balance at December 31, 2022	$1,115	$641,266	$(67,186)	$2,489	$(154,656)	$423,028
Net income	—	—	—	14,516	—	14,516
Employee stock options, restricted stock and employee stock purchase plan	2	(8,259)	—	(6,232)	13,509	(980)
Stock-based compensation expense	—	6,638	—	—	—	6,638
Treasury shares purchased at cost	—	—	—	—	(32,185)	(32,185)
Foreign currency translation, net of tax	—	—	3,549	—	—	3,549
Recognition of cumulative foreign currency translation losses	—	—	798	—	—	798
Balance at December 31, 2023	1,117	639,645	(62,839)	10,773	(173,332)	415,364
Net loss	—	—	—	(150,262)	—	(150,262)
Employee stock options, restricted stock and employee stock purchase plan	—	(11,653)	—	23	7,853	(3,777)
Stock-based compensation expense	—	5,247	—	—	—	5,247
Treasury shares purchased at cost	—	—	—		(45)	(45)
Foreign currency translation, net of tax	—	—	499	—	—	499
Recognition of cumulative foreign currency translation losses	—	—	59,469	—	—	59,469
Balance at December 31, 2024	1,117	633,239	(2,871)	(139,466)	(165,524)	326,495
Net income	—	—	—	38,939	—	38,939
Employee stock options, restricted stock and employee stock purchase plan	—	(6,567)	—	—	6,151	(416)
Stock-based compensation expense	—	5,527	—	—	—	5,527
Treasury shares purchased at cost	—	—	—	—	(20,650)	(20,650)
Treasury shares cancelled	(215)	(142,567)	—	—	142,782	—
Foreign currency translation, net of tax	—	—	1,261	—	—	1,261
Balance at December 31, 2025	$902	$489,632	$(1,610)	$(100,527)	$(37,241)	$351,156

See Accompanying Notes to Consolidated Financial Statements

NPK International Inc.
Consolidated Statements of Cash Flows
Years Ended December 31,

(In thousands)	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$38,939	$(150,262)	$14,516
Adjustments to reconcile net income (loss) to net cash provided by operations:
(Gain) loss on divestitures	(2,176)	195,729	—
Impairments and other non-cash charges	—	—	6,356
Depreciation and amortization	25,537	27,530	31,372
Stock-based compensation expense	5,527	5,247	6,638
Provision for deferred income taxes	8,923	(20,304)	(482)
Credit loss expense	35	698	1,209
Gain on sale of assets	(1,864)	(4,297)	(2,904)
Gain on insurance recovery	—	(874)	—
Amortization of original issue discount and debt issuance costs	472	983	541
Change in assets and liabilities:
(Increase) decrease in receivables	(3,921)	(28,012)	64,812
Decrease in inventories	3,377	9,746	2,256
(Increase) decrease in other assets	(3,521)	(3,913)	307
Increase (decrease) in accounts payable	(2,576)	12,488	(25,065)
Increase (decrease) in accrued liabilities and other	4,236	(6,590)	445
Net cash provided by operating activities	72,988	38,169	100,001

Cash flows from investing activities:
Capital expenditures	(46,671)	(43,531)	(29,232)
Business acquisitions, net of cash acquired	(42,352)	—	—
Proceeds from divestitures, net of cash disposed	16,603	48,499	19,833
Proceeds from sale of property, plant and equipment	4,014	4,997	3,709
Proceeds from insurance property claim	—	1,385	—
Other investing activities	3,089	(3,089)	—
Net cash provided by (used in) investing activities	(65,317)	8,261	(5,690)

Cash flows from financing activities:
Borrowings on lines of credit	27,300	177,541	241,873
Payments on lines of credit	(22,000)	(224,292)	(277,591)
Debt issuance costs	(1,241)	(50)	—
Purchases of treasury stock	(22,695)	(4,505)	(34,265)
Proceeds from employee stock plans	1,517	139	606
Other financing activities	(3,826)	(15,715)	(11,670)
Net cash used in financing activities	(20,945)	(66,882)	(81,047)

Effect of exchange rate changes on cash	177	(212)	576

Net increase (decrease) in cash, cash equivalents, and restricted cash	(13,097)	(20,664)	13,840
Cash, cash equivalents, and restricted cash at beginning of year	18,237	38,901	25,061
Cash, cash equivalents, and restricted cash at end of year	$5,140	$18,237	$38,901
See Accompanying Notes to Consolidated Financial Statements

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies
Organization and Principles of Consolidation. NPK International Inc. is a temporary worksite access solutions company that manufactures, sells, and rents recyclable composite matting products, along with a full suite of services, including planning, logistics, and site restoration. In 2025, 66% of our revenues were generated from the rental of our recyclable composite matting systems, along with related site construction and services to customers in various markets including power transmission, oil and natural gas exploration and production, pipeline, renewable energy, petrochemical, construction and other industries within the United States and United Kingdom. The remaining 34% of our 2025 revenues were generated from the sale of our manufactured recyclable composite mats, with power transmission being the primary end market.
We previously operated a Fluids Systems business, which was historically reported as a separate operating segment. On September 13, 2024, we completed the sale of substantially all of the Company’s Fluids Systems segment (the “Sale Transaction”) to SCF Partners, a leading private equity firm serving the global energy industry (the “Purchaser”). The results of operations of Fluids Systems are reported in discontinued operations in the consolidated statements of operations. All results and information in the consolidated financial statements and related notes are presented for our continuing operations and exclude Fluids Systems unless otherwise noted specifically as discontinued operations. See Note 2 for additional information.
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
Use of Estimates and Market Risks. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates used in preparing our consolidated financial statements include, but are not limited to, the following: the fair values of assets acquired and liabilities assumed at the dates of acquisition for business combinations, estimated cash flows and fair values used for impairments of long-lived assets, including goodwill and other intangibles, and valuation allowances for deferred tax assets.
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

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Depreciation is provided on property, plant and equipment, including finance lease assets, primarily utilizing the straight-line method over the following estimated useful service lives or lease term:

Computer software, hardware, and office equipment	3-5 years
Autos and light trucks	5-7 years
Furniture, fixtures, and trailers	7-10 years
Rental assets	2-12 years
Machinery and heavy equipment	5-15 years
Owned buildings	20-39 years
Leasehold improvements	Lease term, including reasonably assured renewal periods
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
Leases. Leases are classified as either finance or operating at inception of the lease, with classification affecting the expense recognition in the income statement. Our leases have remaining terms ranging from 1 to 6 years with various extension and termination options. We consider these options in determining the lease term used to establish our operating lease assets and liabilities. Lease agreements with lease and non-lease components are accounted for as a single lease component. Leases with an initial term of 12 months or less are not recorded in the balance sheet and we recognize lease expense for these leases on a straight-line basis over the lease term. Certain leases require additional payments based on reimbursement for real estate taxes, common area maintenance, or various other variable lease payments. These variable lease payments are generally excluded from operating lease assets and lease liabilities and are recognized in rent expense as incurred. Sublease income is recognized on a straight-line basis over the expected lease term.
For information regarding revenues from the rental of our matting systems, see Revenue Recognition below.
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

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue Recognition. We recognize revenues in accordance with two different accounting standards, leases and revenues from contracts with customers.
Leases
Owned equipment rentals are accounted for as operating leases with rental revenues recognized over the rental term. Revenues from any subsequent extensions to the rental agreements are recognized over the extension period. Rental revenues also include cross-rentals, in which we rent matting systems from vendors and then re-rent them to our customers, which are accounted for as subleases.
Revenues from Contracts with Customers
Service revenues are recognized when the specified services are performed. Services revenues include certain services performed that are directly related to mat rental operations. Such services include mat installation and removal, freight (hauling of mats), and direct labor related to such activities. Revenues from the direct sale of products are recognized when control passes to the customer, which is upon shipment or delivery, depending on the terms of the underlying sales contract.
Revenues for rentals and services are generated from both fixed-price and unit-priced contracts, which are generally short term in duration. The activities under these contracts include the installation and rental of matting systems for a period of time and services such as access road construction, site planning and preparation, environmental protection, erosion control, and site restoration services.
The amount of revenue we recognize for services performed and products sold reflects the consideration to which we expect to be entitled in exchange for such services or goods, which generally reflects the amount we have the right to invoice. While billing requirements vary, many of our customer contracts require that billings occur periodically or at the completion of specified activities, even though our performance and right to consideration occurs throughout the contract. As such, we recognize revenue as performance is completed in the amount to which we have the right to invoice. We do not disclose the value of our unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue for the amount to which we have the right to invoice for services performed and products sold.
Shipping and handling costs are reflected in cost of revenues, and all reimbursements by customers of shipping and handling costs are included in revenues.
 Income Taxes. We provide for deferred taxes using an asset and liability approach by measuring deferred tax assets and liabilities due to temporary differences existing at year end using currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. We reduce deferred tax assets by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in recognition of deferred tax assets are subject to revision, either up or down, in future periods based on new facts or circumstances. We present deferred tax assets and liabilities as noncurrent in the balance sheet based on an analysis of each taxpaying component within a jurisdiction. We evaluate uncertain tax positions and record a reduction to the related net operating loss or a liability, as circumstances warrant.
Share-Based Compensation. Share-based compensation cost is measured at the grant date based on the fair value of the award, net of an estimated forfeiture rate. We recognize these costs in the statement of operations using the straight-line method over the vesting term.
Foreign Currency Translation. The functional currency for all international subsidiaries is their respective local currency. Financial statements for these international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rates in effect during the respective period for revenues and expenses. Exchange rate adjustments resulting from translation of foreign currency financial statements of our international subsidiaries are reflected in accumulated other comprehensive loss in stockholders’ equity until such time that the international subsidiary is sold or liquidation is substantially complete, at which time the related accumulated adjustments would be reclassified into income. Exchange rate adjustments resulting from foreign currency denominated transactions are recorded in income. Following the Sale Transaction, our U.K. operations represent our primary foreign currency exposure, with British pounds serving as the functional currency for our U.K. subsidiaries. At December 31, 2025 and 2024, accumulated other comprehensive loss related to foreign subsidiaries reflected in stockholders’ equity was $1.6 million and $2.9 million, respectively.
Fair Value Measurement. Fair value is measured as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at a measurement date. We apply the following fair

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

New Accounting Pronouncements
Standards Adopted in 2025
Income Taxes: Improvements to Income Tax Disclosures. In December 2023, the FASB issued new guidance intended to enhance the transparency and decision usefulness of income tax disclosures. We adopted this guidance on a prospective basis in this Annual Report on Form 10-K. The new guidance had no impact on our consolidated financial position, results of operations, or cash flows, but did result in expanded income tax disclosures. See Note 9 for additional information.
Standards Not Yet Adopted
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

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2 — Business Combinations and Discontinued Operations
Acquisition of Grassform Plant Hire Limited
On November 24, 2025, we completed the acquisition of Grassform Plant Hire Limited (“Grassform”), a U.K. market leader in ground protection and temporary roadway solutions and services.
The estimated purchase price for this acquisition was $50.2 million, or $46.0 million net of cash acquired, with $42.4 million funded at closing with cash on hand and borrowings under the Credit Facility. The acquisition is subject to customary post-closing adjustments pursuant to completion accounts and certain other adjustment mechanisms. Additional potential consideration may also be payable based upon improvements in Grassform’s trailing twelve-month performance through its current financial year-end, February 28, 2026.
The Grassform acquisition has been recorded using the acquisition method of accounting and accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The acquisition resulted in the recognition of $12.8 million in other intangible assets, consisting of customer relationships and tradename. The customer relationships and tradename are finite-lived intangible assets that are expected to be amortized over periods of 15 years and 10 years, respectively. The excess of the total consideration was recorded as goodwill, which is not deductible for U.S. tax purposes. The fair values of the identifiable assets acquired and liabilities assumed were based on our estimates and assumptions using various market, income, and cost valuation approaches, which are classified within level 3 of the fair value hierarchy.

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the preliminary amounts recognized for the assets acquired and liabilities assumed as of the November 24, 2025 acquisition date.

(In thousands)
Receivables	$3,962
Property, plant and equipment	15,409
Intangible assets	12,770
Other assets	1,408
Total assets acquired	33,549

Current debt	1,591
Other current liabilities	4,669
Long-term debt, less current portion	1,309
Deferred tax liabilities	7,200
Other noncurrent liabilities	968
Total liabilities assumed	15,737

Net assets purchased	17,812
Goodwill	28,179
Total purchase consideration	45,991

Net cash conveyed at closing	42,352
Estimated due to seller	3,639
Total estimated purchase consideration	$45,991
Results of operations and pro-forma combined results of operations for the acquired business have not been presented as the effect of this acquisition is not material to our consolidated financial statements. Selling, general and administrative expenses includes $1.0 million in acquisition-related transaction costs attributable to the Grassform acquisition.
Sale of Fluids Systems Business
As discussed above in Note 1, in September 2024, we completed the Sale Transaction. In connection with the Sale Transaction in the third quarter of 2024, we received $48.5 million in cash proceeds, net of cash disposed, and recognized a pre-tax loss on sale of $195.7 million, which includes a $59.5 million non-cash charge for the reclassification of cumulative foreign currency translation losses related to the Fluids Systems business. In 2025, we received additional net proceeds of $16.6 million related to the Sale Transaction as discussed further below. In the fourth quarter of 2025, we recognized a $2.2 million pre-tax gain on sale related to the resolution of certain estimated deferred consideration and liabilities for the Sale Transaction.
As of December 31, 2025 and December 31, 2024, approximately $3.7 million and $18.0 million, respectively, of net assets were included in the consolidated balance sheets, reflecting receivables and deferred consideration due from the Purchaser net of estimated liabilities due to the Purchaser.
Net assets related to the Sale Transaction consisted of the following:

(In thousands)	December 31, 2025	December 31, 2024
Receivables due from the Purchaser	$—	$15,978
Estimated deferred consideration due from the Purchaser	1,287	3,550
Note receivable due from the Purchaser	5,000	5,000
Estimated liabilities due to the Purchaser	(2,637)	(6,488)
Net assets due from the Purchaser	$3,650	$18,040
Receivables due from the Purchaser at December 31, 2024 primarily reflected additional consideration for the actual working capital delivered at closing, which was fully received in 2025. Estimated deferred consideration due from the

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Purchaser reflects certain pre-closing tax assets and other receivables, of which $1.8 million was received in the fourth quarter of 2025 with $1.3 million expected to be substantially realized in 2026. The note receivable due from the Purchaser matures in March 2030 and bears interest at a rate of 12.5% per year. The receivables and deferred consideration due from the Purchaser are included in other receivables and the note receivable due from the Purchaser is included in other noncurrent assets in the consolidated balance sheet.
Estimated liabilities due to the Purchaser includes certain payables for pre-closing tax liabilities and obligations attributable to the Fluids Systems business, as well as an estimated liability for contractual indemnifications related to various pre-closing contingencies of the Fluids Systems business. We paid $1.2 million of these estimated liabilities and revised certain of our estimates for the remaining obligations in 2025. These estimated liabilities due to the Purchaser are included in accrued liabilities and other noncurrent liabilities in the consolidated balance sheet.
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

	Year Ended December 31,
(In thousands)	2025	2024	2023
Revenues	$—	$335,302	$541,952
Cost of revenues	—	290,482	475,967
Selling, general and administrative expenses	1,319	38,399	50,053
Other operating (income) loss, net	—	(1,447)	(1,114)
Impairments and other charges	—	—	6,356
Operating income (loss) from discontinued operations	(1,319)	7,868	10,690

Foreign currency exchange (gain) loss	121	825	1,156
Interest (income) expense, net	(28)	2,683	4,074
Income (loss) from discontinued operations before income taxes	(1,412)	4,360	5,460

Gain (loss) on sale of discontinued operations before income taxes	2,176	(195,729)	—
Provision (benefit) for income taxes from discontinued operations	(2,230)	(5,508)	5,093
Income (loss) from discontinued operations	$2,994	$(185,861)	$367

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Operating results from discontinued operations shown above include the following items:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Fluids Systems sale process transaction expenses	$—	$8,348	$619
Impairments and other charges	—	—	6,356
Gain on insurance recovery	—	(807)	—
Facility exit costs and other, net	—	741	4,594
Severance costs	—	655	1,172
Total Fluids Systems	$—	$8,937	$12,741
Significant operating and investing items related to the former Fluids Systems segment were as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Operating activities of discontinued operations:
Impairments and other non-cash charges	$—	$—	$6,356
Depreciation and amortization	—	4,874	7,776

Investing activities of discontinued operations:
Capital expenditures	—	2,448	2,278

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3 — Inventories
Inventories consisted of the following at December 31:

(In thousands)	2025	2024
Raw materials	$5,337	$5,721
Finished goods	6,163	8,938
Total inventories	$11,500	$14,659
Raw materials consist primarily of resins and other materials used to manufacture composite mats, as well as materials that are consumed in providing spill containment and other services to our customers. Finished goods consist primarily of newly manufactured composite mats, which are available for deployment into our rental fleet or sale to customers.
Note 4 — Property, Plant and Equipment
Property, plant and equipment consisted of the following at December 31:

(In thousands)	2025	2024
Computer hardware and software	$35,380	$37,172
Furniture and fixtures	3,792	3,775
Machinery and equipment	109,467	98,719
Buildings and improvements	51,313	51,111
Land	4,627	4,627
Construction in progress	3,269	2,390
	207,848	197,794
Less accumulated depreciation	(138,586)	(133,099)
	69,262	64,695

Rental assets	251,077	198,712
Less accumulated depreciation - Rental assets	(87,291)	(75,924)
	163,786	122,788

Property, plant and equipment, net	$233,048	$187,483
Depreciation expense was $23.4 million, $20.5 million, and $21.2 million in 2025, 2024 and 2023, respectively.
In November 2025, we completed the acquisition of Grassform, which resulted in additions to property, plant and equipment of $15.4 million. See Note 2 for additional information.

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5 — Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill are as follows:

(In thousands)
Balance at December 31, 2023	$47,283
Effects of foreign currency	(61)
Balance at December 31, 2024	47,222
Acquisition	28,179
Effects of foreign currency	940
Balance at December 31, 2025	$76,341
We completed the annual evaluation of the carrying value of our goodwill as of November 1, 2025 and determined that the fair value exceeded the net carrying value, and therefore, no impairment was required.
In November 2025, we completed the acquisition of Grassform, which resulted in additions to goodwill of $28.2 million and amortizable intangible assets of $12.8 million. See Note 2 for additional information.
Other intangible assets consisted of the following:

	December 31, 2025			December 31, 2024
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
Technology related	$11,600	$(6,561)	$5,039	$11,600	$(5,757)	$5,843
Customer related	31,300	(15,042)	16,258	18,250	(13,762)	4,488
Total intangible assets	$42,900	$(21,603)	$21,297	$29,850	$(19,519)	$10,331
Total amortization expense related to other intangible assets was $2.1 million, $2.1 million and $2.4 million in 2025, 2024 and 2023, respectively.
Estimated future amortization expense for the years ended December 31 is as follows:

(In thousands)	2026	2027	2028	2029	2030	Thereafter	Total
Technology related	$803	$788	$713	$713	$713	$1,309	$5,039
Customer related	3,767	3,102	2,359	1,842	1,446	3,742	16,258
Total future amortization expense	$4,570	$3,890	$3,072	$2,555	$2,159	$5,051	$21,297
The weighted average amortization period for technology related and customer related intangible assets is 15 years and 13 years, respectively.

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 6 — Financing Arrangements
Financing arrangements consisted of the following:

	December 31, 2025			December 31, 2024
(In thousands)	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt
Credit Facility	$5,300	$—	$5,300	$—	$—	$—
Finance leases	11,562	—	11,562	7,622	—	7,622
Other debt	—	—	—	106	(1)	105
Total debt	16,862	—	16,862	7,728	(1)	7,727
Less: current portion	(5,170)	—	(5,170)	(2,900)	—	(2,900)
Long-term debt	$11,692	$—	$11,692	$4,828	$(1)	$4,827

Credit Facility. In June 2025, we entered into a U.S. senior secured revolving credit agreement (the “Credit Facility”) with a group of lenders that provides financing of up to $150 million available for borrowings (inclusive of letters of credit), which can be increased up to $250 million, subject to certain conditions. The Credit Facility and the loans made under the Credit Facility are secured by a first priority lien on substantially all of the personal property of the Company and its significant U.S. subsidiaries as guarantors (subject to customary exceptions and exclusions). The Credit Facility will mature in June 2030. In connection with the Credit Facility, we terminated our U.S. asset-based revolving credit agreement and recognized a charge of $0.2 million in interest expense for the write-off of debt issuance costs in connection with the termination in the second quarter of 2025.
As of December 31, 2025, we had $5.3 million in outstanding borrowings and $5.5 million in outstanding letters of credit, resulting in $139.2 million of remaining availability under the Credit Facility.
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
As of December 31, 2025, the applicable margin for loans under the Credit Facility was 1.75% for Term SOFR loans and 0.75% for alternate base rate loans, and the applicable commitment fee was 0.25% per annum. As of December 31, 2025, the weighted average interest rate for the Credit Facility was 7.5%.
The Credit Facility requires compliance with a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio, each as defined in the Credit Facility. In addition, at our option, we may choose to increase the maximum consolidated leverage ratio for a certain period following a significant acquisition, subject to certain limitations, as defined in the Credit Facility. As of December 31, 2025, we were in compliance with required ratios.
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
Other Financing Arrangements. We maintain finance leases primarily related to transportation equipment. During 2025, we entered into $4.7 million of new finance lease liabilities in exchange for leased assets.
In addition, at December 31, 2025, we had $10.3 million in outstanding letters of credit (inclusive of the amount outstanding under the Credit Facility as described above), performance bonds, and other guarantees.

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest expense, net was minimal for 2025. We incurred net interest expense of $2.6 million and $4.1 million for 2024 and 2023, respectively. There was no capitalized interest for the years ended December 31, 2025, 2024 or 2023. As of December 31, 2025, we had undiscounted future payments for financing arrangements of approximately $6.0 million in 2026, $4.1 million in 2027, $1.9 million in 2028, $0.8 million in 2029, and $5.4 million in 2030.

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 7 — Fair Value of Financial Instruments and Concentrations of Credit Risk
Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, receivables, payables, and debt. We believe the carrying values of these instruments approximated their fair values at December 31, 2025 and 2024. Cash equivalents primarily consist of money market accounts which are measured at fair value on a recurring basis using a market approach based on quoted prices in active markets.
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk primarily consist of cash, cash equivalents, and trade accounts receivable. At December 31, 2025, substantially all of our cash and cash equivalents reside in U.K. and U.S. financial institutions or money market funds. As part of our investment strategy, we perform periodic evaluations of the relative credit standing of these financial institutions and money market funds.
Customer Revenue Concentration
We derive a significant portion of our revenues and profitability from customers operating within the utilities sector, which include power transmission service providers as well as large regulated electrical utility providers. For 2025, 2024 and 2023, revenues from our 20 largest customers represented approximately 74%, 67% and 67%, respectively, of our consolidated revenues. For 2025, our three largest customers represented 19%, 15%, and 10%, respectively, of our revenues. For 2024, our largest customer represented 19% of our revenues. For 2023, no single customer accounted for more than 10% of our consolidated revenues.
Receivables
Receivables consisted of the following at December 31:

(In thousands)	2025	2024
Trade receivables:
Gross trade receivables	$53,146	$46,819
Allowance for credit losses	(330)	(948)
Net trade receivables	52,816	45,871
Income tax receivables	1,651	2,049
Other receivables	5,339	26,921
Total receivables, net	$59,806	$74,841

Other receivables as of December 31, 2025 and December 31, 2024 included $1.3 million and $23.2 million, respectively, for amounts due from the Purchaser, including the receivables and estimated deferred consideration related to the Sale Transaction (see Note 2) as well as amounts due under the transition services agreement. Other receivables as of December 31, 2025 and December 31, 2024 also included an insurance receivable of $0.4 million and $1.7 million related to a cybersecurity event.
Changes in our allowance for credit losses were as follows:

(In thousands)	2025	2024	2023
Balance at beginning of year	$948	$1,223	$1,193
Credit loss expense	35	(221)	285
Write-offs, net of recoveries	(653)	(54)	(255)
Balance at end of year	$330	$948	$1,223

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 8 — Leases
We lease certain office space, warehouses, land, and equipment. Leases in the consolidated balance sheets consisted of the following at December 31:

(In thousands)	Balance Sheet Classification	2025	2024
Assets:
Operating	Operating lease assets	$11,195	$11,793
Finance	Property, plant and equipment, net	12,816	7,316
Total lease assets		$24,011	$19,109
Liabilities:
Current:
Operating	Accrued liabilities	$2,442	$2,162
Finance	Current debt	5,170	2,794
Noncurrent:
Operating	Noncurrent operating lease liabilities	9,877	10,896
Finance	Long-term debt, less current portion	6,392	4,827
Total lease liabilities		$23,881	$20,679
Lease costs in the consolidated statements of operations were as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Operating lease expenses
Long-term operating leases expenses	$2,686	$2,383	$2,568
Short-term operating leases expenses	2,852	1,874	3,226
Total operating lease expenses	5,538	4,257	5,794

Amortization of leased assets for finance leases	3,544	2,818	1,744

Sublease income	(1,172)	(978)	(758)

Total net lease cost	$7,910	$6,097	$6,780
Total operating lease expenses approximate cash paid during each period. Interest for finance leases is not material. Operating lease expenses and amortization of leased assets for finance leases are included in either cost of revenues or selling, general and administrative expenses. Interest for finance leases is included in interest expense, net.
The sublease income in the table above relates to our principal executive offices in The Woodlands, Texas. In addition, we own a facility containing approximately 108,000 square feet of office space (approximately 85,000 square feet of which is currently being leased or available to be leased to third parties) on approximately 11 acres of land in Katy, Texas, which houses certain other administrative offices. From this facility, we generated lease income of $2.9 million, $0.8 million, and $0.5 million for 2025, 2024, and 2023, respectively. Such sublease and lease income associated with our principal executive offices and other administrative offices is included in selling, general and administrative expenses, or other operating income.
We also enter into certain cross-rentals as required to meet customer demand in which we rent matting systems from vendors and then re-rent them to our customers. These leases generally have initial terms of 12 months or less and therefore are not recorded in the balance sheet. For 2025, we recognized approximately $11 million of lease expense (included in cost of revenues) and re-rent revenue (included in rental revenues) associated with the cross-rentals. We had minimal cross-rentals in 2024 or 2023.
For information regarding revenues from the rental of our matting systems, see Note 13.

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The maturity of lease liabilities as of December 31, 2025 is as follows:

(In thousands)	Operating Leases	Finance Leases	Total
2026	$3,072	$5,967	$9,039
2027	2,940	4,120	7,060
2028	2,604	1,909	4,513
2029	2,301	764	3,065
2030	1,934	131	2,065
Thereafter	1,322	—	1,322
Total lease payments	14,173	12,891	27,064
Less: Interest	1,854	1,329	3,183
Present value of lease liabilities	$12,319	$11,562	$23,881

During 2025, we entered into $1.7 million and $4.7 million of new operating lease liabilities and finance lease liabilities, respectively, in exchange for leased assets. In addition, the November 2025 Grassform acquisition resulted in $1.2 million and $2.9 million of new operating lease liabilities and finance lease liabilities, respectively. See Note 2 for additional information. During 2024, we entered into $1.1 million and $3.5 million of new operating lease liabilities and finance lease liabilities, respectively, in exchange for leased assets.
Weighted-average remaining lease terms and the weighted average discount rates are as follows:

Lease Term and Discount Rate	December 31, 2025
Weighted-average remaining lease term (years)
Operating leases	5.0
Finance leases	2.5
Weighted-average discount rate
Operating leases	5.1%
Finance leases	8.5%

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9 — Income Taxes
    The provision (benefit) for income taxes from continuing operations is as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Current:
U.S. Federal	$44	$4,165	$3,692
U.S. State	398	2,185	878
Foreign	110	—	(33)
Total current	552	6,350	4,537
Deferred:
U.S. Federal	11,664	(11,975)	1,424
U.S. State	(475)	(1,247)	(199)
Foreign	(36)	134	(189)
Total deferred	11,153	(13,088)	1,036
Total provision (benefit) for income taxes from continuing operations	$11,705	$(6,738)	$5,573
 Income from continuing operations before income taxes is as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
U.S.	$49,957	$30,990	$20,335
Foreign	(2,307)	(2,129)	(613)
Income from continuing operations before income taxes	$47,650	$28,861	$19,722

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The effective income tax rate from continuing operations for the year ended December 31, 2025 is reconciled to the statutory federal income tax rate as follows:

	Year Ended December 31, 2025
(In thousands)	Amount	Percentage
Provision (benefit) for income taxes from continuing operations at federal statutory rate	$10,007	21.0%
State and local income tax, net of federal (national) income tax effect (1)	(93)	(0.2)%
Foreign tax effects:
United Kingdom	609	1.3%
Other foreign jurisdictions	(51)	(0.1)%
Tax credits	(84)	(0.2)%
Nontaxable or nondeductible items:
Nondeductible executive compensation	1,447	3.0%
Other items, net	(7)	—%
Changes in unrecognized tax benefits	(67)	(0.1)%
Other items, net	(56)	(0.1)%
Total provision for income taxes from continuing operations	$11,705	24.6%
(1) State and local income taxes in Texas, New Jersey, Pennsylvania, Florida, and Louisiana comprise the majority of this category in 2025.
The effective income tax rate from continuing operations for the years ended December 31, 2024 and 2023 is reconciled to the statutory federal income tax rate as follows:

(In thousands)	2024	2023
Provision (benefit) for income taxes from continuing operations at federal statutory rate	$6,061	$4,142
Nondeductible executive compensation	1,486	999
Stock-based compensation	(1,087)	(52)
Change in valuation allowance	(15,161)	(231)
State tax expense (benefit), net	1,566	886
Other items, net	397	(171)
Total provision (benefit) for income taxes from continuing operations	$(6,738)	$5,573
The provision for income taxes from continuing operations was $11.7 million for 2025 compared to a benefit for income taxes of $6.7 million for 2024. The years ended 2025 and 2024 include income tax benefits of $1.5 million and $15.9 million, respectively, primarily reflecting the release of valuation allowances on U.S. federal and state net operating losses and other tax credit carryforwards following the sale of the Fluids Systems business. The provision for income taxes from continuing operations was $5.6 million for 2023.

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities consisted of the following at December 31:

(In thousands)	2025	2024
Deferred tax assets:
Net operating losses	$36,392	$32,127
Capital losses	17,194	20,309
Foreign tax credits	4,782	4,782
Accruals not currently deductible	1,133	3,579
Unrealized foreign exchange losses, net	—	372
Research and development credits	6,163	6,282
Stock-based compensation	894	1,133
Capitalized inventory costs	718	705
Capitalized research and development expenditures	—	7,396
Other	5,576	1,866
Total deferred tax assets	72,852	78,551
Valuation allowance	(25,775)	(34,331)
Total deferred tax assets, net of allowances	47,077	44,220
Deferred tax liabilities:
Accelerated depreciation and amortization	(46,289)	(29,830)
Other	(2,729)	—
Total deferred tax liabilities	(49,018)	(29,830)
Total net deferred tax liabilities	$(1,941)	$14,390

Noncurrent deferred tax assets	$5,535	$15,593
Noncurrent deferred tax liabilities	(7,476)	(1,203)
Net deferred tax liabilities	$(1,941)	$14,390

We have U.S. federal income tax net operating loss carryforwards (“NOLs”) of approximately $134.9 million available to reduce future U.S. taxable income, which do not expire. We also have state NOLs of approximately $142.6 million available to reduce future state taxable income, including approximately $69.4 million which do not expire and approximately $73.2 million which expire in varying amounts beginning in 2026 through 2045. Foreign NOLs of approximately $8.1 million are available to reduce future taxable income, some of which expire beginning in 2034. U.S. federal capital loss carryforwards of approximately $72.8 million expire in 2029.
The realization of our net deferred tax assets is dependent on our ability to generate taxable income in future periods. At December 31, 2025 and 2024, we have recorded a valuation allowance in the amount of $25.8 million and $34.3 million, respectively, primarily related to U.S. capital loss carryforwards, certain U.S. state and foreign NOL carryforwards, as well as foreign tax credits, which may not be realized. The change in the valuation allowance in 2025 is primarily related to the decrease in capital loss related to the sale of the Fluids Systems business upon finalizing our U.S. federal income tax return, as well as by the release of approximately $1.5 million of valuation allowances primarily related to U.S. state net operating losses that are now expected to be realized.
We file income tax returns in the U.S. and certain non-U.S. jurisdictions and are subject to examination in the various jurisdictions in which we file. We are no longer subject to income tax examinations for U.S. federal and substantially all state jurisdictions for years prior to 2021 and for substantially all foreign jurisdictions for years prior to 2019.

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the beginning and ending provision for uncertain tax positions is as follows:

(In thousands)	2025	2024	2023
Balance at January 1	$85	$109	$193
Additions (reductions) for tax positions of prior years	—	—	—
Additions (reductions) for tax positions of current year	—	—	—
Reductions for settlements with tax authorities	—	—	—
Reductions for lapse of statute of limitations	(85)	(24)	(84)
Balance at December 31	$—	$85	$109
We recognize accrued interest and penalties related to uncertain tax positions in operating expenses. The amount of interest and penalties was immaterial for all periods presented.

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 10 — Capital Stock
Common Stock
Changes in outstanding common stock were as follows:

(In thousands of shares)	2025	2024	2023
Outstanding, beginning of year	111,669	111,669	111,452
Shares issued for time vested restricted stock (net of forfeitures)	—	—	129
Shares issued for employee stock purchase plan	—	—	88
Shares cancelled	(21,535)	—	—
Outstanding, end of year	90,134	111,669	111,669
Outstanding shares of common stock include shares held as treasury stock totaling 5,616,798, 25,114,978 and 26,471,738 as of December 31, 2025, 2024 and 2023, respectively.
Treasury Stock
Changes in treasury stock were as follows:

(In thousands of shares)	2025	2024	2023
Outstanding, beginning of year	25,115	26,472	21,751
Shares purchased under our Repurchase Program	3,039	—	6,523
Shares purchased for employee stock options, restricted stock and employee stock purchase plan	283	529	577
Shares reissued for employee stock options, restricted stock and employee stock purchase plan	(1,285)	(1,886)	(2,379)
Shares cancelled	(21,535)	—	—
Outstanding, end of year	5,617	25,115	26,472
During 2025, 2024 and 2023, we purchased shares surrendered in lieu of taxes upon vesting of restricted shares for an aggregate cost of $2.3 million, $4.5 million and $2.2 million, respectively.
Repurchase Program
Our Board of Directors has authorized a securities repurchase program available for repurchases of our common stock. In April 2025, our Board of Directors increased the remaining authorization under the repurchase program to $100.0 million.
Our repurchase program authorizes us to purchase outstanding shares of our common stock in the open market or as otherwise determined by management, subject to certain limitations under the Credit Facility (as defined in Note 6) and other factors. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows, available cash on hand, and borrowings under our Credit Facility. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934.
During 2025, we repurchased an aggregate of 3.0 million shares of our common stock under the repurchase program for a cost of $20.4 million. Due to restrictions associated with the Fluids Systems sale process and other events, no shares of common stock were repurchased under the repurchase program during 2024.
As of December 31, 2025, we had $91.7 million of authorization remaining under the program.
Preferred Stock
We are authorized to issue up to 1,000,000 shares of preferred stock, $0.01 par value. There were no outstanding shares of preferred stock as of December 31, 2025, 2024 or 2023.

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 11 — Earnings Per Share
The following table presents the reconciliation of the numerator and denominator for calculating net income (loss) per share:

	Year Ended December 31,
(In thousands, except per share data)	2025	2024	2023
Numerator
Income from continuing operations	$35,945	$35,599	$14,149
Income (loss) from discontinued operations	2,994	(185,861)	367
Net income (loss)	$38,939	$(150,262)	$14,516

Denominator
Weighted average common shares outstanding - basic	84,820	85,819	86,401
Dilutive effect of restricted stock awards and stock options	899	1,576	1,914
Weighted average common shares outstanding - diluted	85,719	87,395	88,315

Income (loss) per common share - basic:
Income from continuing operations	$0.42	$0.41	$0.16
Income (loss) from discontinued operations	0.04	(2.17)	—
Net income (loss)	$0.46	$(1.75)	$0.17

Income (loss) per common share - diluted:
Income from continuing operations	$0.42	$0.41	$0.16
Income (loss) from discontinued operations	0.03	(2.13)	—
Net income (loss)	$0.45	$(1.72)	$0.16

We excluded the following weighted-average potential shares from the calculations of diluted net income (loss) per share during the applicable periods because their inclusion would have been anti-dilutive for continuing operations:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Restricted stock awards and stock options	257	341	785

Note 12 — Stock-Based Compensation and Other Benefit Plans
The following describes stockholder approved plans utilized by us for the issuance of stock-based awards.
2014 Non-Employee Directors’ Restricted Stock Plan
In May 2014, our stockholders approved the 2014 Non-Employee Directors’ Restricted Stock Plan (“2014 Director Plan”) which authorizes grants of restricted stock to non-employee directors. Each restricted share granted to a non-employee director vests in full on the earlier of the day prior to the next annual meeting of stockholders following the grant date or the first anniversary of the grant. At December 31, 2025, 0.3 million shares remained available for award under the 2014 Director Plan.

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2015 Employee Equity Incentive Plan
In May 2015, our stockholders approved the 2015 Employee Equity Incentive Plan (“2015 Plan”) pursuant to which the Compensation Committee of our Board of Directors (“Compensation Committee”) may grant to key employees, including executive officers and other employees, a variety of forms of equity-based compensation, including shares of restricted common stock, restricted stock units, options to purchase shares of common stock, stock appreciation rights, other stock-based awards, and performance-based awards. At December 31, 2025, 3.0 million shares remained available for award under the 2015 Plan.
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
Restricted Stock Awards and Units
Time-vested restricted stock awards and restricted stock units are periodically granted to key employees, as well as to members of our Board of Directors. Employee awards provide for vesting periods ranging from three to four years. Non-employee director grants vest in full on the earlier of the day prior to the next annual meeting of stockholders following the grant date or the first anniversary of the grant. Upon vesting of these grants, shares are issued to award recipients.
The following tables summarize the activity for our outstanding time-vested restricted stock awards (granted to our Board of Directors) and restricted stock units (granted to employees) for the year ended December 31, 2025:

Nonvested Restricted Stock Awards (Time-Vesting)	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2025	100,514	$7.76
Granted	109,302	8.28
Vested	(100,514)	7.76
Forfeited	(15,097)	8.28
Nonvested at December 31, 2025	94,205	$8.28

Nonvested Restricted Stock Units (Time-Vesting)	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2025	1,456,763	$5.39
Granted	592,223	8.45
Vested	(788,316)	4.86
Forfeited	(50,263)	6.94
Nonvested at December 31, 2025	1,210,407	$7.16
Total compensation cost recognized for restricted stock awards and restricted stock units inclusive of discontinued operations was $5.4 million, $5.0 million and $6.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. During the years ended December 31, 2025, 2024 and 2023, the total fair value of shares vested was $7.2 million, $15.6 million and $9.0 million, respectively. For the years ended December 31, 2025, 2024 and 2023, we recognized tax benefits resulting from the vesting of restricted stock awards and units of $1.2 million, $3.1 million and $1.8 million, respectively. No awards related to employees of our former Fluids Systems remained outstanding at December 31, 2025 or 2024.
Total compensation cost recognized for restricted stock awards and restricted stock units for continuing operations was $4.6 million, $4.5 million and $4.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. Total

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

unrecognized compensation cost at December 31, 2025 related to restricted stock awards and restricted stock units was approximately $6.4 million which is expected to be recognized over the next 1.6 years.
Performance-Based Restricted Stock Units
In addition to the time-based restricted stock units described above, during 2025, the Compensation Committee approved the issuance of 0.4 million performance-based restricted stock units, instead of cash-based awards as granted in prior years, to certain executive officers with the payout of shares for each executive ranging from 0% to 200% of target. There were no performance-based restricted stock units granted in 2024 or 2023. The performance-based restricted stock units will be settled in shares of common stock, with 70% to be settled based on the relative ranking of the Company’s total shareholder return (“TSR”) as compared to the TSR of a designated peer group and 30% to be settled based on the Company’s consolidated return on net capital employed (“RONCE”), each measured over a three-year performance period. TSR performance for the 2025 grants will be determined based on the Company’s and peer group’s average closing share price for the 30-calendar day period ending May 31, 2028, adjusted for dividends, as compared to the 30-calendar day period ending June 1, 2025. RONCE performance for the 2025 grants will be determined based on the Company’s average three-year RONCE performance for the fiscal years ending December 31, 2025, 2026 and 2027.
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
Total compensation cost recognized for performance-based restricted stock units was $0.9 million.
Cash-Based Awards
During 2024 and 2023 the Compensation Committee approved the issuance of cash-based awards to certain executive officers with a target value of $2.6 million and $2.5 million, respectively. The cash payout for each award ranges from 0% to 200% of target. As of December 31, 2025, the 2024 and 2023 awards had a target value outstanding of $2.3 million and $2.2 million, respectively.
Of the outstanding cash-based awards for 2024 and 2023, 70% will be settled based on the relative ranking of our TSR as compared to the TSR of our designated peer group and 30% will be settled based on the consolidated return on net capital employed (“RONCE”), each measured over a three-year performance period. For TSR awards, the performance period for the 2024 award is measured from May 2024 to May 2027 and the performance period for the 2023 awards is measured from May 2023 to May 2026. RONCE performance for the 2024 and 2023 awards will be determined based upon the Company’s average three-year RONCE performance for the fiscal years 2024 through 2026, and fiscal years 2023 through 2025, respectively.
The performance-based cash awards are accrued as a liability award over the performance period based on the estimated fair value. The fair value of the performance-based cash awards is remeasured each period using a Monte Carlo valuation model with changes in fair value recognized in the consolidated statement of operations.
Total compensation cost recognized for cash-based awards was $4.0 million, $2.7 million and $3.8 million for the years ended December 31, 2025, 2024 and 2023 respectively. As of December 31, 2025 and 2024, the total liability for cash-based awards was $4.8 million and $4.3 million, respectively.
Stock Options
Stock options granted by the Compensation Committee are granted with a three-year vesting period and a term of ten years. There have been no options granted since 2016.

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes activity for our outstanding stock options for the year ended December 31, 2025:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at beginning of period	775,438	$6.14
Granted	—	—
Exercised	(351,089)	4.32
Expired or canceled	(302,162)	9.00
Outstanding at end of period	122,187	$4.32	0.38	$929

Vested or expected to vest at end of period	122,187	$4.32	0.38	$929
Options exercisable at end of period	122,187	$4.32	0.38	$929
There was no compensation cost recognized for stock options during the years ended December 31, 2025, 2024 or 2023. The total intrinsic value of options exercised was $1.7 million, $0.1 million, and $0.4 million for the years ended December 31, 2025, 2024 and 2023, while cash from option exercises totaled $1.5 million, $0.1 million and $0.6 million, respectively.
Defined Contribution Plan
Substantially all of our U.S. employees are covered by a defined contribution plan (“401(k) Plan”). Employees may voluntarily contribute up to 50% of compensation, as defined in the 401(k) Plan. Participants’ contributions, up to 4% of compensation, are matched 100% by the Company, and the participants’ contributions, from 4% to 6% of compensation, are matched 50% by the Company. Under the 401(k) Plan, our cash contributions were $1.9 million, $2.9 million and $3.2 million for 2025, 2024 and 2023, respectively.
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

NPK INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents further disaggregated revenues by type:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Rental revenues	$124,171	$89,512	$83,400
Service revenues	59,538	56,273	66,554
Product sales revenues	93,334	71,704	57,694
Total revenues	$277,043	$217,489	$207,648
Service revenues in the table above include certain services performed that are directly related to mat rental operations. Such services include mat installation and removal, freight (hauling of mats), and direct labor related to such activities, and totaled $52 million, $46 million, and $46 million for 2025, 2024 and 2023, respectively.
The following table presents further disaggregated revenues by geography, based on the country in which the sale originates:

	Year Ended December 31,
(In thousands)	2025	2024	2023
United States	$258,692	$203,379	$194,086
United Kingdom	18,351	14,110	13,562
Total revenues	$277,043	$217,489	$207,648
The following table presents disaggregated expense information:

	Year Ended December 31,
(In thousands)	2025	2024	2023

Depreciation and amortization - Included in cost of revenues	$23,525	$20,489	$20,868
Depreciation - Included in selling, general and administrative expenses	2,012	2,167	2,728
Total depreciation and amortization	$25,537	$22,656	$23,596
The following table presents long-lived assets, which includes property, plant and equipment and other long-term assets (including goodwill and other intangible assets), based on the country in which the assets are located:

	Year Ended December 31,
(In thousands)	2025	2024	2023
United States	$276,541	$248,262	$224,194
United Kingdom	78,190	15,502	13,868
Total long-lived assets	$354,731	$263,764	$238,062
The increase in long-lived assets in 2025 is primarily attributable to the expansion of our rental fleet assets as well as the November 2025 Grassform acquisition.
For 2025, our three largest customers represented 19%, 15%, and 10%, respectively, of our revenues. For 2024, our largest customer represented 19% of our revenues. For 2023, no single customer accounted for more than 10% of our consolidated revenues.

Note 14 — Supplemental Cash Flow and Other Information
Supplemental disclosures to the statements of cash flows are presented below:

(in thousands)	2025	2024	2023
Cash paid (received) for interest	$(451)	$4,524	$7,767

(in thousands)	2025
Cash paid for income taxes (net of refunds)
U.S. Federal	$50
U.S. State (1)	467
Foreign (2)	(311)
Total	$206
(1) Includes $0.3 million paid to the State of Texas.
(2) Includes a $0.3 million refund in Brazil.
Cash paid for income taxes (net of refunds), was $9.8 million and $8.9 million for 2024 and 2023, respectively.
The amounts above include payments for our former Fluids Systems segment, as we elected not to adjust the consolidated statements of cash flows to exclude cash flows attributable to discontinued operations. A substantial majority of cash tax payments in 2024 and 2023 related to our former Fluids Systems segment’s international operations.

Cash, cash equivalents, and restricted cash in the consolidated statements of cash flows consisted of the following at December 31:

(in thousands)	2025	2024	2023
Cash and cash equivalents	$5,140	$17,756	$789
Cash and cash equivalents included in assets from discontinued operations	—	—	37,805
Restricted cash included in assets from discontinued operations	—	—	291
Restricted cash (included in prepaid expenses and other current assets)	—	481	16
Cash, cash equivalents, and restricted cash	$5,140	$18,237	$38,901
Accounts payable and accrued liabilities at December 31, 2025, 2024 and 2023, included accruals for capital expenditures of $3.8 million, $1.3 million and $1.6 million, respectively.
Accrued liabilities at December 31, 2025 and 2024 included accruals for employee incentives and other compensation related expenses of $14.3 million and $8.9 million, respectively.
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
Other
We do not have any special purpose entities. At December 31, 2025, we had $10.3 million in outstanding letters of credit (inclusive of the amount outstanding under the Credit Facility as described above), performance bonds, and other guarantees. We also enter into normal short-term operating leases for office and warehouse space, as well as certain operating equipment. None of these off-balance sheet arrangements either had, or is expected to have, a material effect on our financial statements.
We are self-insured for health claims, subject to certain “stop loss” insurance policies. Claims in excess of $250,000 per incident are insured by third-party insurers. Based on historical experience, we had accrued liabilities of $0.4 million and $0.5 million for unpaid claims incurred at December 31, 2025 and 2024, respectively. Substantially all of these estimated claims are expected to be paid within six months of their occurrence. In addition, we are self-insured for certain workers’ compensation, auto, and general liability claims up to a certain policy limit. Claims in excess of $750,000 are insured by third-party reinsurers. Based on historical experience, we had accrued liabilities of $2.1 million and $0.8 million for the uninsured portion of claims at December 31, 2025 and 2024, respectively.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025, the end of the period covered by this annual report.
Changes in Internal Control Over Financial Reporting
We are currently undertaking a significant ERP implementation to upgrade our information technology platforms and business processes. The implementation is occurring in phases, and during the fourth quarter of 2025, we implemented various modules and functionality for certain locations within the United States.
As a result of this implementation, we have certain changes to our processes and procedures, which, in turn, will result in changes to our internal control over financial reporting. This implementation was subject to various testing and review procedures prior to execution. We believe that the conversion to and implementation of this new system will further strengthen our existing internal control over financial reporting by enhancing certain business processes.
In addition, the SEC allows companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition. In November 2025, we completed the acquisition of Grassform Plant Hire Limited (“Grassform”), a U.K. company that provides ground protection and temporary roadway solutions and services. For purposes of determining the effectiveness of our internal control over financial reporting, management has excluded Grassform from its evaluation of these matters.
Other than the changes described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025 as required by the Securities and Exchange Act of 1934 Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in a report entitled “Internal Control — Integrated Framework (2013).” We concluded that based on our evaluation, our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
The SEC allows companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition. In November 2025, we completed the acquisition of Grassform. For purposes of determining the effectiveness of our internal control over financial reporting, management has excluded Grassform from its evaluation of these matters. Grassform’s total assets represented approximately 15% of our total assets at December 31, 2025, and Grassform’s total operating revenues represented approximately 1% of our total operating revenues for the year ended December 31, 2025.

/s/ Matthew S. Lanigan
Matthew S. Lanigan
Chief Executive Officer

/s/ Gregg S. Piontek
Gregg S. Piontek
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of NPK International Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of NPK International Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 27, 2026, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Grassform Plant Hire Limited, which was acquired on November 24, 2025, and whose financial statements constitute approximately 15% and 1% of total assets and revenues, respectively of the consolidated financial statement amounts as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at Grassform Plant Hire Limited.
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
/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 27, 2026

ITEM 9B. Other Information
Insider Trading Arrangements
During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K, except as follows:
On December 3, 2025, Gregg Piontek, our Chief Financial Officer, adopted a written plan for the sale of 173,590 shares. The plan is scheduled to commence on March 4, 2026 and to expire on July 31, 2026. On December 5, 2025, Celeste Frugé, our General Counsel, Chief Compliance Officer and Corporate Secretary, adopted a written plan for the sale of 12,193 shares, and the plan is scheduled to commence on March 6, 2026 and to expire on May 19, 2026. Finally, on December 15, 2025, Lori Briggs, our Executive Vice President of Business Operations, adopted a written plan for the sale of 30,948 shares, and the plan is scheduled to commence on May 20, 2026 and to expire on June 30, 2026. Each of the plans may expire on any earlier date on which all of the shares have been sold. The plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The information required by this Item is incorporated by reference to the “Executive Officers” and “Election of Directors” sections of the definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders.
Compliance with Section 16(a) of the Exchange Act
The information required by this Item, if applicable, is incorporated by reference to the “Delinquent Section 16(a) Reports” section of the definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders.
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
Insider Trading Policy
The information required by this Item is incorporated by reference to the “Corporate Governance—Insider Trading Policy” section of the definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders.
ITEM 11. Executive Compensation
The information required by this Item is incorporated by reference to the “Executive Compensation” section of the definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the “Ownership of Common Stock” and “Equity Compensation Plan Information” sections of the definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the “Related Person Transactions” and “Director Independence” sections of the definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders.

ITEM 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is Deloitte & Touche LLP, Houston, Texas, PCAOB ID No 34.
The information required by this Item is incorporated by reference to the “Independent Auditor” section of the definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders.

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

2.1
Share Purchase Agreement dated November 24, 2025 by and among NPK Holdings LLC, a subsidiary of NPK International Inc. and the Sellers listed on Schedule 1, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 24, 2025 (SEC File No. 001-02960).

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

4.1
Description of Common Stock of NPK International Inc., incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 28, 2025 (SEC File No. 001-02960).

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

†*10.13	NPK International Inc. Amended and Restated Annual Cash Incentive Plan (as amended through January 1, 2026).
†10.14
NPK International Inc. Amended and Restated 2014 Non-Employee Directors’ Restricted Stock Plan, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 6, 2025 (SEC File No. 001-02960).

†*10.15	Amendment No. 1 to NPK International Inc. Amended and Restated 2014 Non-Employee Directors’ Restricted Stock Plan.

†10.16
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

†10.18
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

†10.20
Form of Restricted Stock Unit Agreement under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 6, 2025 (SEC File No. 001-02960).

†10.21
Form of Performance Share Unit Agreement under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 6, 2025 (SEC File No. 001-02960).

†10.22
Form of Non-Qualified Stock Option Agreement (retirement eligible) under the Newpark Resources, Inc. 2015 Employee Equity Incentive Plan, incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-8 filed May 22, 2015 (SEC File No. 333.204403).

†10.23
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

†10.26	Form of Non-Employee Director Cash Award Agreement, incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q filed on August 4, 2020 (SEC File No. 001-02960).
†10.27
Newpark Resources, Inc. Retirement Policy for U.S. Employees, as amended, Approved and Adopted April 6, 2015, amended as of May 20, 2020, incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q filed on August 4, 2020 (SEC File No. 001-02960).

†10.28
Form of Participation Agreement under the Newpark Resources, Inc. U.S. Executive Severance Plan (Participants With Employment Agreements), incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 2, 2023 (SEC File No. 001-02960).

†10.29
Form of Participation Agreement under the Newpark Resources, Inc. U.S. Executive Severance Plan (Participants Without Employment Agreements), incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on August 2, 2023 (SEC File No. 001-02960).

†*10.30	NPK International Inc. U.S. Executive Severance Plan (As amended through January 1, 2026).
†*10.31	NPK International Inc. Change in Control Plan (As amended through January 1, 2026),
10.32
Credit Agreement dated June 20, 2025 by and among NPK International Inc. as Borrower, Bank of America, N.A., as Administrative Agent, Swingline Lender and an L/C Issuer, and the other Lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 23, 2025 (SEC File No. 001-02960).

19.1	Insider Trading Policy, incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 28, 2025 (SEC File No. 001-02960).
*21.1	Subsidiaries of the Registrant.
*23.1	Consent of Independent Registered Public Accounting Firm.
*31.1	Certification of Matthew S. Lanigan pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Gregg S. Piontek pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Matthew S. Lanigan pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Gregg S. Piontek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: February 27, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Matthew S. Lanigan	Chief Executive Officer and Director	February 27, 2026
Matthew S. Lanigan	(Principal Executive Officer)

/s/ Gregg S. Piontek	Senior Vice President and Chief Financial Officer	February 27, 2026
Gregg S. Piontek	(Principal Financial and Accounting Officer)

/s/ Rose M. Robeson	Chairman of the Board	February 27, 2026
Rose M. Robeson

/s/ Joseph A. Cutillo	Director	February 27, 2026
Joseph A. Cutillo

/s/ Roderick A. Larson	Director	February 27, 2026
Roderick A. Larson

/s/ Michael A. Lewis	Director	February 27, 2026
Michael A. Lewis

/s/ Claudia M. Meer	Director	February 27, 2026
Claudia M. Meer

/s/ John C. Mingé	Director	February 27, 2026
John C. Mingé