Form 10-Q
period 2026-03-31
NPK International Inc.
filed 2026-05-01
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
    Yes ☐     No ☑
As of April 29, 2026, a total of 84,447,036 shares of common stock, $0.01 par value per share, were outstanding.

NPK INTERNATIONAL INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED
MARCH 31, 2026

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
For further information regarding these and other factors, risks, and uncertainties that could cause actual results to differ, we refer you to the risk factors set forth in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

PART I     FINANCIAL INFORMATION
ITEM 1.    Financial Statements
NPK International Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$6,537	$5,140
Receivables, net of allowance of $358 and $330, respectively	61,624	59,806
Inventories	9,336	11,500
Prepaid expenses and other current assets	4,819	5,046
Total current assets	82,316	81,492

Property, plant and equipment, net	239,777	233,048
Operating lease assets	10,244	11,195
Goodwill	75,507	76,341
Other intangible assets, net	19,678	21,297
Deferred tax assets	2,207	5,535
Other assets	8,161	12,850
Total assets	$437,890	$441,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$4,833	$5,170
Accounts payable	23,103	22,327
Accrued liabilities	24,107	29,647
Total current liabilities	52,043	57,144

Long-term debt, less current portion	5,721	11,692
Noncurrent operating lease liabilities	9,054	9,877
Deferred tax liabilities	7,168	7,476
Other noncurrent liabilities	4,120	4,413
Total liabilities	78,106	90,602

Commitments and contingencies (Note 8)

Common stock, $0.01 par value (200,000,000 shares authorized and 89,969,464 and 90,134,477 shares issued, respectively)	900	902
Paid-in capital	489,996	489,632
Accumulated other comprehensive loss	(2,968)	(1,610)
Retained earnings (deficit)	(90,069)	(100,527)
Treasury stock, at cost (5,537,255 and 5,616,798 shares, respectively)	(38,075)	(37,241)
Total stockholders’ equity	359,784	351,156
Total liabilities and stockholders’ equity	$437,890	$441,758

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NPK International Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2026	2025
Revenues	$75,070	$64,777
Cost of revenues	47,884	39,527
Selling, general and administrative expenses	13,191	11,746
Other operating (income) loss, net	(428)	(24)
Operating income from continuing operations	14,423	13,528

Foreign currency exchange (gain) loss	145	(314)
Interest (income) expense, net	323	(48)
Income from continuing operations before income taxes	13,955	13,890

Provision for income taxes from continuing operations	3,597	3,515
Income from continuing operations	10,358	10,375
Income (loss) from discontinued operations	100	(372)
Net income	$10,458	$10,003

Income (loss) per common share - basic
Income from continuing operations	$0.12	$0.12
Income (loss) from discontinued operations	—	—
Net income	$0.12	$0.12

Income (loss) per common share - diluted
Income from continuing operations	$0.12	$0.12
Income (loss) from discontinued operations	—	(0.01)
Net income	$0.12	$0.11

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NPK International Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2026	2025

Net income	$10,458	$10,003
Foreign currency translation adjustments	(1,358)	159
Comprehensive income	$9,100	$10,162

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NPK International Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In thousands)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total
Balance at December 31, 2024	$1,117	$633,239	$(2,871)	$(139,466)	$(165,524)	$326,495
Net income	—	—	—	10,003	—	10,003
Employee stock options, restricted stock and employee stock purchase plan	—	—	—	—	—	—
Stock-based compensation expense	—	1,185	—	—	—	1,185
Treasury shares purchased at cost	—	—	—	—	(10,956)	(10,956)
Foreign currency translation, net of tax	—	—	159	—	—	159
Balance at March 31, 2025	$1,117	$634,424	$(2,712)	$(129,463)	$(176,480)	$326,886

Balance at December 31, 2025	$902	$489,632	$(1,610)	$(100,527)	$(37,241)	$351,156
Net income	—	—	—	10,458	—	10,458
Employee stock options, restricted stock and employee stock purchase plan	—	(264)	—	—	755	491
Stock-based compensation expense	—	1,720	—	—	—	1,720
Treasury shares purchased at cost	—	—	—	—	(2,683)	(2,683)
Treasury shares cancelled	(2)	(1,092)	—	—	1,094	—
Foreign currency translation, net of tax	—	—	(1,358)	—	—	(1,358)
Balance at March 31, 2026	$900	$489,996	$(2,968)	$(90,069)	$(38,075)	$359,784

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NPK International Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$10,458	$10,003
Adjustments to reconcile net income to net cash provided by operations:
Gain on divestitures	(500)	—
Depreciation and amortization	8,167	5,802
Stock-based compensation expense	1,720	1,185
Provision for deferred income taxes	3,207	2,917
Credit loss expense	29	6
Gain on sale of assets	(621)	(823)
Amortization of original issue discount and debt issuance costs	79	69
Change in assets and liabilities:
Increase in receivables	(3,068)	(10,015)
Decrease in inventories	2,159	5,088
Increase in other assets	(41)	(256)
Increase (decrease) in accounts payable	3,715	(522)
Decrease in accrued liabilities and other	(4,193)	(4,626)
Net cash provided by operating activities	21,111	8,828

Cash flows from investing activities:
Capital expenditures	(16,684)	(10,011)
Proceeds from divestitures	5,490	10,665
Proceeds from sale of property, plant and equipment	483	1,818
Other investing activities	—	2,946
Net cash provided by (used in) investing activities	(10,711)	5,418

Cash flows from financing activities:
Borrowings on lines of credit	12,100	—
Payments on lines of credit	(17,400)	—
Purchases of treasury stock	(2,683)	(10,810)
Proceeds from employee stock plans	491	—
Other financing activities	(1,428)	(865)
Net cash used in financing activities	(8,920)	(11,675)

Effect of exchange rate changes on cash	(83)	26

Net increase in cash, cash equivalents, and restricted cash	1,397	2,597
Cash, cash equivalents, and restricted cash at beginning of period	5,140	18,237
Cash, cash equivalents, and restricted cash at end of period	$6,537	$20,834

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NPK INTERNATIONAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Basis of Presentation and Significant Accounting Policies
NPK International Inc. is a temporary worksite access solutions company that manufactures, sells, and rents recyclable composite matting products, along with a full suite of services, including planning, logistics, and site restoration. We serve customers in various markets including power transmission, oil and natural gas exploration and production, pipeline, renewable energy, petrochemical, construction and other industries within the United States and United Kingdom. We also sell our manufactured recyclable composite mats to customers around the world, with power transmission being the primary end-market.
The accompanying unaudited condensed consolidated financial statements of NPK International Inc. and our wholly-owned subsidiaries, which we collectively refer to as “NPK,” the “Company,” “we,” “our,” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission, and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. Our fiscal year end is December 31 and our first quarter represents the three-month period ended March 31. The results of operations for the first quarter of 2026 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise noted, all currency amounts are stated in U.S. dollars.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2026 and our results of operations and cash flows for the first quarter of 2026 and 2025. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2025 is derived from the audited consolidated financial statements at that date.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For further information, see Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2025.

New Accounting Pronouncements
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
Note 2 – Business Combinations and Discontinued Operations
Acquisition of Grassform Plant Hire Limited
On November 24, 2025, we completed the acquisition of Grassform Plant Hire Limited (“Grassform”), a U.K. market leader in ground protection and temporary roadway solutions and services.
The estimated purchase price for this acquisition is $49.5 million, as reduced by $0.7 million during the first quarter of 2026, or $45.3 million net of cash acquired, with $42.1 million funded at closing in 2025 with cash on hand and borrowings under the Credit Facility. The acquisition is subject to customary post-closing adjustments pursuant to completion accounts and certain other adjustment mechanisms. Additional consideration will be payable in 2026 based upon Grassform’s trailing twelve-month performance through February 28, 2026.
The Grassform acquisition has been recorded using the acquisition method of accounting and accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The acquisition resulted in the recognition of $12.5 million in other intangible assets, consisting of customer relationships and tradename. The customer relationships and tradename are finite-lived intangible assets that will be amortized over periods of 15 years and 10 years, respectively. The excess of the total consideration of $27.8 million was recorded as goodwill, which is not deductible for U.S. tax purposes. The fair values of the identifiable assets acquired and liabilities assumed were based on our estimates and assumptions using various market, income, and cost valuation approaches, which are classified within level 3 of the fair value hierarchy.
Depreciation and amortization for the first quarter of 2026 includes $1.5 million related to the acquired Grassform business.
The results of operations of Grassform are reported within the condensed consolidated statements of operations for the period subsequent to the date of the acquisition.
Sale of Fluids Systems Business
We previously operated a Fluids Systems business, which was historically reported as a separate operating segment, that provided drilling and completion fluids products and related technical services to customers for oil, natural gas, and geothermal projects. On September 13, 2024, we completed the sale of substantially all of the Company’s Fluids Systems segment (the “Sale Transaction”) to SCF Partners.
In the first quarter of 2026, we collected $5.0 million, plus applicable accrued interest, on a note receivable due from the Purchaser, as well as $0.5 million for certain pre-closing tax assets. As of March 31, 2026, approximately $1.3 million of net liabilities were included within the consolidated balance sheet, reflecting an estimated $2.1 million due to the Purchaser and $0.8 million due from the Purchaser.
Estimated liabilities due to the Purchaser includes payables of $0.6 million for pre-closing obligations attributable to the Fluids Systems business that are expected to be settled in 2026, as well as an $1.5 million estimated liability for contractual indemnifications related to various pre-closing contingencies of the Fluids Systems business. These estimated liabilities due to the Purchaser are included in accrued liabilities and other noncurrent liabilities in the condensed consolidated balance sheet. Estimated deferred consideration due from the Purchaser reflects the recovery of certain pre-closing assets, and are included in other receivables in the condensed consolidated balance sheet.
Our estimates for the fair value of liabilities due to the Purchaser and deferred consideration due from the Purchaser may change and any income or expense associated with such changes will be presented in discontinued operations. In the first quarter of 2026, we recognized a $0.5 million pre-tax gain on sale related to the resolution of certain contractual indemnifications related to the Sale Transaction. In addition, as part of the Sale Transaction, we retained the obligation to complete the closure of certain foreign subsidiaries that are no longer operational. We expect to continue to incur certain costs for these efforts until all such entities are closed.

Note 3 – Earnings Per Share
The following table presents the reconciliation of the numerator and denominator for calculating net income per share:

	First Quarter
(In thousands, except per share data)	2026	2025
Numerator
Income from continuing operations	$10,358	$10,375
Income (loss) from discontinued operations	100	(372)
Net income	$10,458	$10,003

Denominator
Weighted average common shares outstanding - basic	84,416	86,057
Dilutive effect of stock options and restricted stock awards	1,436	939
Weighted average common shares outstanding - diluted	85,852	86,996

Income (loss) per common share - basic:
Income from continuing operations	$0.12	$0.12
Income (loss) from discontinued operations	—	—
Net income	$0.12	$0.12

Income (loss) per common share - diluted:
Income from continuing operations	$0.12	$0.12
Income (loss) from discontinued operations	—	(0.01)
Net income	$0.12	$0.11
We excluded the following weighted-average potential shares from the calculations of diluted net income (loss) per share during the applicable periods because their inclusion would have been anti-dilutive for continuing operations:

	First Quarter
(In thousands)	2026	2025
Stock options and restricted stock awards	—	302
Note 4 – Repurchase Program
Our Board of Directors has authorized a securities repurchase program available for repurchases of our common stock.
Our repurchase program authorizes us to purchase outstanding shares of our common stock in the open market or as otherwise determined by management, subject to certain limitations under the Credit Facility (as defined in Note 7) and other factors. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows, available cash on hand, and borrowings under our Credit Facility. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934.
During the first quarter of 2026, we repurchased an aggregate of 0.2 million shares of our common stock under the repurchase program for a cost of $2.7 million. During the first quarter of 2025, we repurchased an aggregate of 1.8 million shares of our common stock under the repurchase program for a cost of $10.8 million.
As of March 31, 2026, we had $89.0 million of authorization remaining under the program.

Note 5 – Receivables
Receivables consisted of the following:

(In thousands)	March 31, 2026	December 31, 2025
Trade receivables:
Gross trade receivables	$57,672	$53,146
Allowance for credit losses	(358)	(330)
Net trade receivables	57,314	52,816
Income tax receivables	1,134	1,651
Other receivables	3,176	5,339
Total receivables, net	$61,624	$59,806
Other receivables as of March 31, 2026 and December 31, 2025 included $0.8 million and $1.3 million, respectively, for amounts due from the Purchaser related to the Sale Transaction (see Note 2).
Changes in our allowance for credit losses were as follows:

	First Quarter
(In thousands)	2026	2025
Balance at beginning of period	$330	$948
Credit loss expense	29	6
Write-offs, net of recoveries	(1)	10
Balance at end of period	$358	$964
Note 6 – Inventories
Inventories consisted of the following:

(In thousands)	March 31, 2026	December 31, 2025
Raw materials	$4,938	$5,337
Finished goods	4,398	6,163
Total inventories	$9,336	$11,500
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

	March 31, 2026			December 31, 2025
(In thousands)	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt
Credit Facility	$—	$—	$—	$5,300	$—	$5,300
Finance leases	10,554	—	10,554	11,562	—	11,562
Total debt	10,554	—	10,554	16,862	—	16,862
Less: current portion	(4,833)	—	(4,833)	(5,170)	—	(5,170)
Long-term debt	$5,721	$—	$5,721	$11,692	$—	$11,692
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
As of March 31, 2026, we had no outstanding borrowings and $1.9 million in outstanding letters of credit, resulting in remaining availability of $148.1 million.
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
As of March 31, 2026, the applicable margin for borrowings under the Credit Facility was 1.75% for Term SOFR loans and 0.75% for alternate base rate loans, and the applicable commitment fee was 0.25% per annum.
The Credit Facility requires compliance with a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio, each as defined in the Credit Facility. In addition, at our option, we may choose to increase the maximum consolidated leverage ratio for a certain period following a significant acquisition, subject to certain limitations, as defined in the Credit Facility. As of March 31, 2026, we were in compliance with required ratios.
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
Other Financing Arrangements. We maintain finance leases primarily related to transportation equipment. During the first quarter of 2026, we entered into $0.5 million of new finance lease liabilities in exchange for leased assets.
In addition, at March 31, 2026, we had $6.7 million in outstanding letters of credit (inclusive of the amount outstanding under the Credit Facility as described above), performance bonds, and other guarantees.
Fair Value of Financial Instruments. Our financial instruments include cash and cash equivalents, receivables, payables, and debt. We believe the carrying values of these instruments approximated their fair values at March 31, 2026 and December 31, 2025.
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

	First Quarter
(In thousands)	2026	2025
Cash paid (received) for interest	$249	$(109)

First Quarter
(In thousands)	2026
Cash paid (received) for income taxes (net of refunds)
U.S. Federal	$—
U.S. State (1)	(156)
Foreign (2)	(230)
Total	$(386)
(1) Includes a $0.1 million refund in Florida.
(2) Includes a $0.2 million refund in Brazil.
Cash received for income taxes (net of payments) was $58,000 for the first quarter of 2025.
Cash, cash equivalents, and restricted cash in the statements of cash flows consisted of the following:

(In thousands)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$6,537	$5,140
Restricted cash (included in prepaid expenses and other current assets)	—	—
Cash, cash equivalents, and restricted cash	$6,537	$5,140

Note 10 – Segment Data
We have one reportable segment. The Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, allocates resources and assesses financial performance on a consolidated basis. The Company’s operations, currently in the United States and United Kingdom, are substantially similar with respect to services provided, type of customers, and sourcing of materials. Resource allocations are based on the capacity of the Company’s existing rental fleet, manufacturing facility and current status of operations, including projected demand for our products and services in the industries and locations we serve. Consolidated income from continuing operations as presented in the consolidated statements of operations is used to measure performance. As such, management has determined that the Company functions as a single operating segment, and reports as a single reportable segment.
The following table presents further disaggregated revenues by type:

	First Quarter
(In thousands)	2026	2025
Rental revenues	$35,625	$28,110
Service revenues	16,328	15,283
Product sales revenues	23,117	21,384
Total revenues	$75,070	$64,777
Service revenues in the table above include certain services performed that are directly related to mat rental operations. Such services include rental mat installation and removal, freight (hauling of rental mats), and direct labor related to such activities, and totaled $15.9 million and $13.1 million for the first quarter of 2026 and 2025, respectively.
The following table presents further disaggregated revenues by geography, based on the country in which the sale originates:

	First Quarter
(In thousands)	2026	2025
United States	$65,880	$60,675
United Kingdom	9,190	4,102
Total revenues	$75,070	$64,777
The following table presents disaggregated expense information:

	First Quarter
(In thousands)	2026	2025
Depreciation and amortization - Included in cost of revenues	$7,630	$5,347
Depreciation and amortization - Included in selling, general and administrative expenses	537	455
Total depreciation and amortization	$8,167	$5,802

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition, results of operations, liquidity, and capital resources should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2025. Our first quarter represents the three-month period ended March 31. Unless otherwise noted, all currency amounts are stated in U.S. dollars. The reference to a “Note” herein refers to the accompanying Notes to Unaudited Condensed Consolidated Financial Statements contained in Item 1 “Financial Statements.”
Overview
NPK International Inc. (“NPK,” the “Company,” “we,” “our,” or “us”) is a temporary worksite access solutions company that manufactures, sells, and rents recyclable composite matting products, along with a full suite of services, including planning, logistics, and site restoration. In the first quarter of 2026, 69% of our revenues were generated from the rental of our recyclable composite matting systems, along with related site construction and services to customers in various markets including power transmission, oil and natural gas exploration and production, pipeline, renewable energy, petrochemical, construction and other industries within the United States and United Kingdom. The remaining 31% of our first quarter of 2026 revenues were generated from the sale of our manufactured recyclable composite mats to customers around the world, with power transmission being the primary end-market.
2026 Priorities
Our long-term strategy includes key foundational elements that are intended to enhance long-term shareholder value creation:
•Accelerate Organic Growth – We seek to accelerate revenue growth through the expansion of our rental business, which includes a combination of geographic expansion to new growth territories, primarily within the U.S., while also expanding customer market share within currently-served markets. As part of this effort, we have placed a particular emphasis on penetrating larger-scale, longer-term (six months or longer) projects, which we believe will help drive improvements in revenue stability and operational efficiency. Due in part to the success of our efforts, rental and service revenues increased $9 million, or 20%, year-over-year for the first quarter of 2026, including a 27% increase in rental revenues. We prioritize investment capital to support our organic growth objective, where over the past several years, we have seen the strong market adoption of our specialty rental products and differentiated service offering. During the first quarter of 2026, we made net investments of $14.6 million in the expansion of our composite rental fleet, expanding our owned composite mat rental fleet by 4% in the quarter. Further, with our revenue growth and the favorable macro-environment, we have also accelerated our manufacturing capacity expansion planning efforts. In March 2026, our Board of Directors approved management’s plan to expand our composite mat production capacity by approximately 50% over current levels. We expect to invest $40 million to $45 million over the next five quarters to complete this expansion, with the additional capacity expected to come online by mid-2027.
•Pursue Inorganic Growth – We seek to accelerate our growth and enhance shareholder value through strategically-aligned inorganic actions, leveraging our scale to increase our value and relevance to customers, and we continually evaluate inorganic opportunities that align with our objectives. In November 2025, we completed the acquisition of Grassform Plant Hire Limited (“Grassform”), a U.K. market leader in ground protection and temporary roadway solutions and services with a fleet of over 20,000 composite mats. Our U.K. operations generated $9.2 million of revenues during the first quarter of 2026, a $5.1 million increase over the first quarter of 2025, with the substantial majority of the increase driven by the Grassform acquisition.
•Drive Operational Efficiency – We are focused on efficiency improvements and operating cost optimization across every aspect of our business. Throughout 2025, we continued to evaluate and execute actions intended to streamline the organization and our cost structure, driving improvements in profitability. SG&A as a percentage of revenues was 17.6% for the first quarter of 2026 compared to 18.1% for the first quarter of 2025.
•Enhance Return on Capital – We are committed to maintaining a strong balance sheet, prioritizing organic investment to expand our rental business while evaluating accretive inorganic growth opportunities to accelerate growth and returning excess cash generation via programmatic share repurchases. During the first quarter of 2026, we utilized $2.7 million to repurchase 0.2 million shares under our share repurchase program.

First Quarter of 2026 Compared to First Quarter of 2025
Consolidated Results of Operations
Summarized results of operations for the first quarter of 2026 compared to the first quarter of 2025 are as follows:

	First Quarter		2026 vs 2025
(In thousands)	2026	2025	$	%
Revenues	$75,070	$64,777	$10,293	16%
Cost of revenues	47,884	39,527	8,357	21%
Selling, general and administrative expenses	13,191	11,746	1,445	12%
Other operating (income) loss, net	(428)	(24)	(404)	NM
Operating income from continuing operations	14,423	13,528	895	7%

Foreign currency exchange (gain) loss	145	(314)	459
Interest (income) expense, net	323	(48)	371
Income from continuing operations before income taxes	13,955	13,890	65

Provision for income taxes from continuing operations	3,597	3,515	82
Income from continuing operations	10,358	10,375	(17)
Income (loss) from discontinued operations, net of tax	100	(372)	472
Net income	$10,458	$10,003	$455
The following table presents further disaggregated revenues by type:

	First Quarter		2026 vs 2025
(In thousands)	2026	2025	$	%
Revenues
Rental and service revenues	$51,953	$43,393	$8,560	20%
Product sales revenues	23,117	21,384	1,733	8%
Total revenues	$75,070	$64,777	$10,293	16%

	First Quarter		Change
	2026	2025
Total gross profit margin	36.2%	39.0%	(280)	bps
Revenues
Revenues increased 16% to $75.1 million for the first quarter of 2026, compared to $64.8 million for the first quarter of 2025, including a 20% increase in rental and service revenues and an 8% increase in product sales revenues. Rental revenues increased $7.5 million (27%), primarily due to higher rental volume driven by our organic growth efforts along with the contribution from the Grassform acquisition, as well as modestly higher pricing. Service revenues increased $1.0 million (7%), primarily attributable to the increased level of customer rental projects, though at a lower rate than rental revenues, due primarily to the higher mix of larger-scale, longer term rental projects. Product sales revenues increased $1.7 million (8%), reflecting continued strength in customer adoption of manufactured composite matting products relative to timber-based products that represent the primary solution used for temporary worksite access in the market. During the first quarter of 2026, nearly 80% of our product sales revenues were derived from utility companies.
Cost of revenues
Cost of revenues increased 21% to $47.9 million for the first quarter of 2026 (36.2% gross profit margin), compared to $39.5 million for the first quarter of 2025 (39.0% gross profit margin), primarily driven by the 16% increase in revenues described above. The decline in gross profit margin is primarily attributable to the impact of approximately $3.5 million of cross-rental costs required to meet customer rental demand, modestly lower rental fleet utilization attributable to the timing of large-scale projects, and expenses associated with our manufacturing expansion effort, partially offset by improved rental pricing and manufacturing cost leverage for product sales.
Selling, general and administrative expenses
Selling, general and administrative expenses increased to $13.2 million for the first quarter of 2026, which includes $0.7 million attributable to the Grassform acquisition, compared to $11.7 million for the first quarter of 2025. Selling, general and administrative expenses as a percentage of revenues was 17.6% for the first quarter of 2026 compared to 18.1% for the first quarter of 2025.
Other operating (income) loss, net
Other operating (income) loss, net primarily includes gains and losses on sales of non-rental assets.
Foreign currency exchange
Foreign currency exchange for the first quarter of 2026 and 2025 reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies, principally related to our U.K. operations.
Interest (income) expense, net
Interest expense, net was minimal for the first quarter of 2026 and 2025.
Provision for income taxes from continuing operations
The provision for income taxes from continuing operations was $3.6 million for the first quarter of 2026, reflecting an effective tax rate of 26%, compared to $3.5 million for the first quarter of 2025, reflecting an effective tax rate of 25%.
Income (loss) from discontinued operations, net of tax
Income (loss) from discontinued operations, net of tax reflects the former Fluids Systems segment, which was sold in the third quarter of 2024. In the first quarter of 2026, we recognized a $0.5 million pre-tax gain on sale related to the resolution of certain contractual indemnifications related to the Sale Transaction, which was partially offset by costs associated with the transaction as well as related to the closure of certain foreign subsidiaries that are no longer operational.

Liquidity and Capital Resources
Net cash provided by operating activities was $21.1 million for the first quarter of 2026 compared to $8.8 million for the first quarter of 2025. Net income adjusted for non-cash items provided cash of $22.5 million in the first quarter of 2026, compared to $19.2 million in 2025, while changes in working capital used cash of $1.4 million in first quarter of 2026, compared to $10.3 million in 2025.
Net cash used in investing activities was $10.7 million for the first quarter of 2026, which includes $16.7 million in capital expenditures partially offset by $5.5 million in additional proceeds from the sale of the Fluids Systems business. The substantial majority of our capital expenditures for the first quarter of 2026 and 2025 were directed to expanding our mat rental fleet. Net cash provided by investing activities was $5.4 million for the first quarter of 2025, which includes $10.7 million in additional proceeds from the sale of the Fluids Systems business partially offset by $10.0 million in capital expenditures.
Net cash used in financing activities was $8.9 million for the first quarter of 2026, which primarily reflects net repayments on our Credit Facility and other existing financing arrangements as well as $2.7 million in share purchases under our repurchase program. Net cash used in financing activities was $11.7 million for the first quarter of 2025.
We primarily manage our liquidity utilizing cash on hand and availability under our Credit Facility and other existing financing arrangements.
We expect future working capital requirements for our operations will generally fluctuate directionally with revenues, and we expect net capital expenditures in 2026 to be $75 million to $90 million, which includes $35 million to $45 million in the expansion of our rental fleet and $30 million to $35 million for the manufacturing expansion project. We also expect to use a portion of our existing liquidity to pursue inorganic growth opportunities and return value to our shareholders through share repurchases. We expect cash on hand and cash generated by operations, as well as the projected availability under our Credit Facility and other existing financing arrangements, to be adequate to fund our current operations during the next 12 months.
Our capitalization is as follows:

(In thousands)	March 31, 2026	December 31, 2025
Credit Facility	$—	$5,300
Other debt	10,554	11,562
Unamortized discount and debt issuance costs	—	—
Total debt	$10,554	$16,862

Stockholders’ equity	359,784	351,156
Total capitalization	$370,338	$368,018

Total debt to capitalization	2.8%	4.6%
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
As of March 31, 2026, we had no outstanding borrowings and $1.9 million in outstanding letters of credit, resulting in remaining availability of $148.1 million.
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
As of March 31, 2026, the applicable margin for borrowings under the Credit Facility was 1.75% for Term SOFR loans and 0.75% for alternate base rate loans, and the applicable commitment fee was 0.25% per annum.
The Credit Facility requires compliance with a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio, each as defined in the Credit Facility. In addition, at our option, we may choose to increase the maximum consolidated leverage ratio for a certain period following a significant acquisition, subject to certain limitations, as defined in the Credit Facility. As of March 31, 2026, we were in compliance with required ratios.

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
Other Financing Arrangements. We maintain finance leases primarily related to transportation equipment. During the first quarter of 2026, we entered into $0.5 million of new finance lease liabilities in exchange for leased assets.
In addition, at March 31, 2026, we had $6.7 million in outstanding letters of credit (inclusive of the amount outstanding under the Credit Facility as described above), performance bonds, and other guarantees.

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
For additional discussion of our critical accounting estimates and policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025. Our critical accounting estimates and policies have not materially changed since December 31, 2025.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates and changes in foreign currency exchange rates. A discussion of our primary market risk exposure in financial instruments is presented below.
Interest Rate Risk
We are primarily exposed to interest rate risk through our Credit Facility, which is subject to variable interest rates as determined by the debt agreement. At March 31, 2026, we had no borrowings under our Credit Facility.
Foreign Currency Risk
Our principal foreign operations are currently conducted in the U.K., which contributed approximately 12% of our consolidated revenues for the first quarter of 2026. We have foreign currency exchange risks associated with these operations, which are conducted principally in British pounds. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies.
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report in accordance with Rules 13a-15 and 15d-15 under the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026, the end of the period covered by this quarterly report.
Changes in Internal Control Over Financial Reporting
We are currently undertaking a significant ERP implementation to upgrade our information technology platforms and business processes. The implementation is occurring in phases, and during the first quarter of 2026, we implemented various modules and functionality, impacting the majority of our operations within the United States.
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
Other than the changes described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    Risk Factors
There have been no material changes during the period ended March 31, 2026 to our “Risk Factors” as discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
a)Not applicable
b)Not applicable
c)The following table details our repurchases of shares of our common stock for the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs ($ in Millions)
January 2026	—	$—	—	$91.7
February 2026	—	$—	—	$91.7
March 2026	199,370	$13.44	—	$89.0
Total	199,370		—
Our Board of Directors has authorized a securities repurchase program available for repurchases of our common stock. In April 2025, our Board of Directors increased the remaining authorization under the repurchase program to $100 million.
Our repurchase program authorizes us to purchase outstanding shares of our common stock in the open market or as otherwise determined by management, subject to certain limitations under the Credit Facility (as defined in Note 7) and other factors. The repurchase program has no specific term. Repurchases are expected to be funded from operating cash flows, available cash on hand, and borrowings under our Credit Facility. As part of the share repurchase program, our management has been authorized to establish trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. All shares purchased are held as treasury stock.
During the first quarter of 2026, we repurchased an aggregate of 0.2 million shares of our common stock under the repurchase program for a cost of $2.7 million. As of March 31, 2026, we had $89.0 million of authorization remaining under the program.
We did not purchase any shares surrendered in lieu of taxes under vesting of restricted shares during the three months ended March 31, 2026.

ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
Insider Trading Arrangements
During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K, except as follows:
On March 4, 2026, Matthew Lanigan, the Company’s President and Chief Executive Officer, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). Mr. Lanigan’s 10b5-1 Plan provides for the aggregate sale of up to 169,375 shares of the Company’s common stock, commencing on June 3, 2026, and will be effective until September 30, 2026.

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

Date: May 1, 2026

NPK International Inc.
(Registrant)

By:	/s/ Matthew S. Lanigan
Matthew S. Lanigan President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gregg S. Piontek
Gregg S. Piontek Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)