Form 10-Q
period 2026-06-30
NPK International Inc.
filed 2026-07-30
CIK 71829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
    Yes ☐     No ☑
As of July 28, 2026, a total of 84,909,894 shares of common stock, $0.01 par value per share, were outstanding.

NPK INTERNATIONAL INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2026

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

PART I     FINANCIAL INFORMATION
ITEM 1.    Financial Statements
NPK International Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$8,351	$5,140
Receivables, net of allowance of $545 and $330, respectively	60,276	59,806
Inventories	11,503	11,500
Prepaid expenses and other current assets	4,866	5,046
Total current assets	84,996	81,492

Property, plant and equipment, net	250,037	233,048
Operating lease assets	10,018	11,195
Goodwill	75,971	76,341
Other intangible assets, net	18,647	21,297
Deferred tax assets	1,603	5,535
Other assets	8,458	12,850
Total assets	$449,730	$441,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current debt	$5,183	$5,170
Accounts payable	23,370	22,327
Accrued liabilities	24,125	29,647
Total current liabilities	52,678	57,144

Long-term debt, less current portion	5,383	11,692
Noncurrent operating lease liabilities	8,630	9,877
Deferred tax liabilities	9,685	7,476
Other noncurrent liabilities	1,977	4,413
Total liabilities	78,353	90,602

Commitments and contingencies (Note 9)

Common stock, $0.01 par value (200,000,000 shares authorized and 89,969,464 and 90,134,477 shares issued, respectively)	900	902
Paid-in capital	487,744	489,632
Accumulated other comprehensive loss	(2,723)	(1,610)
Retained earnings (deficit)	(78,102)	(100,527)
Treasury stock, at cost (5,059,570 and 5,616,798 shares, respectively)	(36,442)	(37,241)
Total stockholders’ equity	371,377	351,156
Total liabilities and stockholders’ equity	$449,730	$441,758

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NPK International Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2026	2025	2026	2025
Revenues	$81,585	$68,233	$156,655	$133,010
Cost of revenues	51,426	43,052	99,310	82,579
Selling, general and administrative expenses	14,160	13,657	27,351	25,403
Other operating (income) loss, net	(91)	(105)	(519)	(129)
Operating income from continuing operations	16,090	11,629	30,513	25,157

Foreign currency exchange (gain) loss	(154)	(626)	(9)	(940)
Interest (income) expense, net	347	1	670	(47)
Income from continuing operations before income taxes	15,897	12,254	29,852	26,144

Provision for income taxes from continuing operations	3,908	3,470	7,505	6,985
Income from continuing operations	11,989	8,784	22,347	19,159
Income (loss) from discontinued operations, net of tax	(22)	(106)	78	(478)
Net income	$11,967	$8,678	$22,425	$18,681

Income (loss) per common share - basic
Income from continuing operations	$0.14	$0.10	$0.26	$0.22
Income (loss) from discontinued operations	—	—	0.01	—
Net income	$0.14	$0.10	$0.27	$0.22

Income (loss) per common share - diluted
Income from continuing operations	$0.14	$0.10	$0.26	$0.22
Income (loss) from discontinued operations	—	—	—	—
Net income	$0.14	$0.10	$0.26	$0.22

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NPK International Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025

Net income	$11,967	$8,678	$22,425	$18,681
Foreign currency translation adjustments	245	210	(1,113)	369
Comprehensive income	$12,212	$8,888	$21,312	$19,050

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NPK International Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In thousands)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total
Balance at March 31, 2026	$900	$489,996	$(2,968)	$(90,069)	$(38,075)	$359,784
Net income	—	—	—	11,967	—	11,967
Employee stock options, restricted stock and employee stock purchase plan	—	(4,657)	—	—	1,633	(3,024)
Stock-based compensation expense	—	2,405	—	—	—	2,405
Treasury shares purchased at cost	—	—	—	—	—	—
Treasury shares cancelled	—	—	—	—	—	—
Foreign currency translation, net of tax	—	—	245	—	—	245
Balance at June 30, 2026	$900	$487,744	$(2,723)	$(78,102)	$(36,442)	$371,377

Balance at March 31, 2025	$1,117	$634,424	$(2,712)	$(129,463)	$(176,480)	$326,886
Net income	—	—	—	8,678	—	8,678
Employee stock options, restricted stock and employee stock purchase plan	—	(5,883)	—	—	3,789	(2,094)
Stock-based compensation expense	—	1,411	—	—	—	1,411
Treasury shares purchased at cost	—	—	—	—	(6,256)	(6,256)
Foreign currency translation, net of tax	—	—	210	—	—	210
Balance at June 30, 2025	$1,117	$629,952	$(2,502)	$(120,785)	$(178,947)	$328,835

Balance at December 31, 2025	$902	$489,632	$(1,610)	$(100,527)	$(37,241)	$351,156
Net income	—	—	—	22,425	—	22,425
Employee stock options, restricted stock and employee stock purchase plan	—	(4,921)	—	—	2,388	(2,533)
Stock-based compensation expense	—	4,125	—	—	—	4,125
Treasury shares purchased at cost	—	—	—	—	(2,683)	(2,683)
Treasury shares cancelled	(2)	(1,092)			1,094	—
Foreign currency translation, net of tax	—	—	(1,113)	—	—	(1,113)
Balance at June 30, 2026	$900	$487,744	$(2,723)	$(78,102)	$(36,442)	$371,377

Balance at December 31, 2024	$1,117	$633,239	$(2,871)	$(139,466)	$(165,524)	$326,495
Net income	—	—	—	18,681	—	18,681
Employee stock options, restricted stock and employee stock purchase plan	—	(5,883)	—	—	3,789	(2,094)
Stock-based compensation expense	—	2,596	—	—	—	2,596
Treasury shares purchased at cost	—	—	—	—	(17,212)	(17,212)
Foreign currency translation, net of tax	—	—	369	—	—	369
Balance at June 30, 2025	$1,117	$629,952	$(2,502)	$(120,785)	$(178,947)	$328,835

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NPK International Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$22,425	$18,681
Adjustments to reconcile net income to net cash provided by operations:
Gain on divestitures	(500)	—
Depreciation and amortization	16,545	11,974
Stock-based compensation expense	4,125	2,596
Provision for deferred income taxes	6,284	6,164
Credit loss expense	64	19
Gain on sale of assets	(1,212)	(1,557)
Amortization of original issue discount and debt issuance costs	158	313
Change in assets and liabilities:
Increase in receivables	(1,472)	(6,283)
Decrease in inventories	25	3,596
Increase in other assets	(736)	(1,924)
Increase in accounts payable	3,708	1,823
Decrease in accrued liabilities and other	(6,387)	(5,134)
Net cash provided by operating activities	43,027	30,268

Cash flows from investing activities:
Capital expenditures	(33,215)	(21,705)
Proceeds from divestitures	5,490	14,485
Proceeds from sale of property, plant and equipment	1,019	3,320
Other investing activities	—	3,089
Net cash used in investing activities	(26,706)	(811)

Cash flows from financing activities:
Borrowings on lines of credit	12,600	—
Payments on lines of credit	(17,900)	—
Debt issuance costs	—	(797)
Purchases of treasury stock	(5,882)	(19,291)
Proceeds from employee stock plans	528	—
Other financing activities	(2,416)	(1,704)
Net cash used in financing activities	(13,070)	(21,792)

Effect of exchange rate changes on cash	(40)	110

Net increase in cash, cash equivalents, and restricted cash	3,211	7,775
Cash, cash equivalents, and restricted cash at beginning of period	5,140	18,237
Cash, cash equivalents, and restricted cash at end of period	$8,351	$26,012

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NPK INTERNATIONAL INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Significant Accounting Policies
NPK International Inc. is a worksite access solutions company that manufactures, sells, and rents recyclable composite matting products, along with a full suite of services, including planning, logistics, and site restoration. We serve customers in various markets including power transmission, oil and natural gas exploration and production, pipeline, renewable energy, petrochemical, construction and other industries within the United States and United Kingdom. We also sell our manufactured recyclable composite mats to customers around the world, with power transmission being the primary end-market.
The accompanying unaudited condensed consolidated financial statements of NPK International Inc. and our wholly-owned subsidiaries, which we collectively refer to as “NPK,” the “Company,” “we,” “our,” or “us,” have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission, and do not include all information and footnotes required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. Our fiscal year end is December 31, our second quarter represents the three-month period ended June 30, and our first half represents the six-month period ended June 30. The results of operations for the second quarter and first half of 2026 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise noted, all currency amounts are stated in U.S. dollars.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2026, our results of operations for the second quarter and first half of 2026 and 2025, and our cash flows for the first half of 2026 and 2025. All adjustments are of a normal recurring nature. Our balance sheet at December 31, 2025 is derived from the audited consolidated financial statements at that date.
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

New Accounting Pronouncements
Standards Not Yet Adopted
Disaggregation of Income Statement Expenses. In November 2024, the FASB issued new guidance which requires entities to disclose additional information about specific expense categories, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. This guidance will be effective for us for years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted on either a prospective or retrospective basis. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.
Note 2 – Business Combinations and Discontinued Operations
Acquisition of Grassform Plant Hire Limited
On November 24, 2025, we completed the acquisition of Grassform Plant Hire Limited (“Grassform”), a U.K. market leader in ground protection and temporary roadway solutions and services.
The estimated purchase price for this acquisition is $49.0 million, as reduced by $1.2 million during the first half of 2026, or $44.8 million net of cash acquired, with $42.1 million funded at closing in 2025. The acquisition is subject to customary post-closing adjustments pursuant to completion accounts and certain other adjustment mechanisms. Additional consideration will be payable in 2026 based upon Grassform’s trailing twelve-month performance through February 28, 2026.
The Grassform acquisition has been recorded using the acquisition method of accounting and accordingly, preliminary amounts recognized for the assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The acquisition resulted in the recognition of $12.5 million in other intangible assets, consisting of customer relationships and tradename. The customer relationships and tradename are finite-lived intangible assets that will be amortized over periods of 15 years and 10 years, respectively. The excess of the total consideration of $28.4 million was recorded as goodwill, which is not deductible for U.S. tax purposes. The fair values of the identifiable assets acquired and liabilities assumed were based on our estimates and assumptions using various market, income, and cost valuation approaches, which are classified within level 3 of the fair value hierarchy.
Depreciation and amortization for the second quarter and first half of 2026 includes $1.5 million and $3.0 million, respectively, related to the acquired Grassform business.
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
In the first quarter of 2026, we collected $5.0 million, plus applicable accrued interest, on a note receivable due from the Purchaser, as well as $0.5 million for certain pre-closing tax assets. As of June 30, 2026, approximately $1.3 million of net liabilities were included within the consolidated balance sheet, reflecting an estimated $2.1 million due to the Purchaser partially offset by $0.8 million due from the Purchaser.
Estimated liabilities due to the Purchaser includes payables of $0.6 million for pre-closing obligations attributable to the Fluids Systems business that are expected to be settled in the third quarter of 2026, as well as a $1.5 million estimated liability for contractual indemnifications related to various pre-closing contingencies of the Fluids Systems business. These estimated liabilities due to the Purchaser are included in accrued liabilities and other noncurrent liabilities in the condensed consolidated balance sheet. Estimated deferred consideration due from the Purchaser reflects the recovery of certain pre-closing assets, and are included in other receivables in the condensed consolidated balance sheet.
Our estimates for the fair value of liabilities due to the Purchaser and deferred consideration due from the Purchaser may change and any income or expense associated with such changes will be presented in discontinued operations. In the first half of 2026, we recognized a $0.5 million pre-tax gain on sale related to the resolution of certain contractual indemnifications related to the Sale Transaction. In addition, as part of the Sale Transaction, we retained the obligation to complete the closure of certain foreign subsidiaries that are no longer operational. We expect to continue to incur certain costs for these efforts until all such entities are closed.

Note 3 – Earnings Per Share
The following table presents the reconciliation of the numerator and denominator for calculating net income per share:

	Second Quarter		First Half
(In thousands, except per share data)	2026	2025	2026	2025
Numerator
Income from continuing operations	$11,989	$8,784	$22,347	$19,159
Income (loss) from discontinued operations	(22)	(106)	78	(478)
Net income	$11,967	$8,678	$22,425	$18,681

Denominator
Weighted average common shares outstanding - basic	84,526	84,480	84,471	85,264
Dilutive effect of stock options and restricted stock awards	1,318	943	1,377	941
Weighted average common shares outstanding - diluted	85,844	85,423	85,848	86,205

Income (loss) per common share - basic:
Income from continuing operations	$0.14	$0.10	$0.26	$0.22
Income (loss) from discontinued operations	—	—	0.01	—
Net income	$0.14	$0.10	$0.27	$0.22

Income (loss) per common share - diluted:
Income from continuing operations	$0.14	$0.10	$0.26	$0.22
Income (loss) from discontinued operations	—	—	—	—
Net income	$0.14	$0.10	$0.26	$0.22
We excluded the following weighted-average potential shares from the calculations of diluted net income (loss) per share during the applicable periods because their inclusion would have been anti-dilutive for continuing operations:

	Second Quarter		First Half
(In thousands)	2026	2025	2026	2025
Restricted stock awards and stock options	23	732	11	518
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
During the first half of 2026, we repurchased an aggregate of 0.2 million shares of our common stock under the repurchase program for a cost of $2.7 million. During the first half of 2025, we repurchased an aggregate of 2.6 million shares of our common stock under the repurchase program for a cost of $17.0 million.
As of June 30, 2026, we had $89.0 million remaining under the program.
Note 5 – Stock-Based and Other Long-Term Incentive Compensation
During the second quarter of 2026, the Compensation Committee of our Board of Directors (“Compensation Committee”) approved equity-based compensation awards to executive officers and other key employees consisting of an aggregate of 0.2 million restricted stock units, which will vest in equal installments over a three-year period. In addition, non-employee directors received grants of an aggregate of 0.1 million restricted stock awards, which will vest in full on the earlier of the day prior to the next annual meeting of stockholders following the grant date or the first anniversary of the grant date. The weighted average grant-date fair value was $15.29 per share for the restricted stock units and $15.52 per share for the restricted stock awards. At June 30, 2026, 2.9 million shares remained available for awards under the 2015 Plan and 0.2 million shares remained available for awards under the 2014 Director Plan.
Also, during the second quarter of 2026, the Compensation Committee approved the issuance of 0.2 million performance-based restricted stock units to certain executive officers with the payout of shares for each executive ranging from 0% to 200% of target. The performance-based restricted stock units will be settled in shares of common stock, with 70% to be settled based on the relative ranking of the Company’s total shareholder return (“TSR”) as compared to the TSR of a designated peer group and 30% to be settled based on the Company’s consolidated return on net capital employed (“RONCE”), each measured over a three-year performance period. TSR performance for the 2026 grants will be determined based on the Company’s and peer group’s average closing share price for the 30-calendar day period ending May 31, 2029, adjusted for dividends, as compared to the 30-calendar day period ending June 1, 2026. RONCE performance for the 2026 grants will be determined based on the Company’s average three-year RONCE performance for the fiscal years ending December 31, 2026, 2027 and 2028.
The TSR portion of the performance-based restricted stock units had a grant-date fair value of $21.07 per share using a Monte-Carlo valuation model, which will be recognized ratably over the service period. Assumptions used in the model included a risk-free interest rate of 3.9%, an expected life of 3 years, and an expected volatility of 37.5%. The RONCE portion of the performance-based restricted stock units had a grant-date fair value of $15.29 per share, which will be recognized ratably over the service period using the probable number of shares expected to vest based on the RONCE performance condition.
In addition, in May 2026, the Compensation Committee modified the retirement eligibility terms applicable to our outstanding long-term incentive awards, including unvested grants from 2024 and 2025. Selling, general and administrative expenses (“SG&A”) for the second quarter of 2026 includes a $0.9 million charge reflecting the acceleration of compensation expense for such awards for retirement eligible executive officers and other employees.
Note 6 – Receivables
Receivables consisted of the following:

(In thousands)	June 30, 2026	December 31, 2025
Trade receivables:
Gross trade receivables	$56,645	$53,146
Allowance for credit losses	(545)	(330)
Net trade receivables	56,100	52,816
Income tax receivables	1,014	1,651
Other receivables	3,162	5,339
Total receivables, net	$60,276	$59,806
Other receivables as of June 30, 2026 and December 31, 2025 included $0.8 million and $1.3 million, respectively, for amounts due from the Purchaser, including the receivables and estimated deferred consideration related to the Sale Transaction (see Note 2).
Changes in our allowance for credit losses were as follows:

	First Half
(In thousands)	2026	2025
Balance at beginning of period	$330	$948
Credit loss expense	64	19
Write-offs, net of recoveries and other	151	(312)
Balance at end of period	$545	$655
Note 7 – Inventories
Inventories consisted of the following:

(In thousands)	June 30, 2026	December 31, 2025
Raw materials	$5,949	$5,337
Finished goods	5,554	6,163
Total inventories	$11,503	$11,500

Raw materials consist primarily of resins and other materials used to manufacture composite mats, as well as materials that are consumed in providing spill containment and other services to our customers. Finished goods consist primarily of newly manufactured composite mats, which are available for deployment into our rental fleet or sale to customers.
Note 8 – Financing Arrangements and Fair Value of Financial Instruments
Financing arrangements consisted of the following:

	June 30, 2026			December 31, 2025
(In thousands)	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt	Principal Amount	Unamortized Discount and Debt Issuance Costs	Total Debt
Credit Facility	$—	$—	$—	$5,300	$—	$5,300
Finance leases	10,566	—	10,566	11,562	—	11,562
Total debt	10,566	—	10,566	16,862	—	16,862
Less: current portion	(5,183)	—	(5,183)	(5,170)	—	(5,170)
Long-term debt	$5,383	$—	$5,383	$11,692	$—	$11,692
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
As of June 30, 2026, we had no outstanding borrowings and $1.9 million in outstanding letters of credit, resulting in $148.1 million of remaining availability under the Credit Facility.
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
As of June 30, 2026, the applicable margin for loans under the Credit Facility was 1.75% for Term SOFR loans and 0.75% for alternate base rate loans, and the applicable commitment fee was 0.25% per annum.
The Credit Facility requires compliance with a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio, each as defined in the Credit Facility. In addition, at our option, we may choose to increase the maximum consolidated leverage ratio for a certain period following a significant acquisition, subject to certain limitations, as defined in the Credit Facility. As of June 30, 2026, we were in compliance with required ratios.
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
Other Financing Arrangements. We maintain finance leases primarily related to transportation equipment. During the first half of 2026, we entered into $1.5 million of new finance lease liabilities in exchange for leased assets.
In addition, at June 30, 2026, we had $3.7 million in outstanding letters of credit (inclusive of the amount outstanding under the Credit Facility as described above), performance bonds, and other guarantees.
Fair Value of Financial Instruments. Our financial instruments include cash and cash equivalents, receivables, payables, and debt. We believe the carrying values of these instruments approximated their fair values at June 30, 2026 and December 31, 2025. Cash equivalents primarily consist of money market accounts which are measured at fair value on a recurring basis using a market approach based on quoted prices in active markets.

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

	First Half
(In thousands)	2026	2025
Cash paid (received) for interest	$533	$(265)

First Half
(In thousands)	2026
Cash paid (received) for income taxes (net of refunds)
U.S. Federal	$130
U.S. State (1)	110
Foreign (2)	(227)
Total	$13
(1) Includes a $0.3 million payment in Texas, $0.1 million payment in Wisconsin, and $0.1 million refund in Florida.
(2) Includes a $0.2 million refund in Brazil.
Cash paid for income taxes (net of refunds) was $70,000 for the first half of 2025.
Cash, cash equivalents, and restricted cash in the consolidated statements of cash flows consisted of the following:

(In thousands)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$8,351	$5,140
Restricted cash (included in prepaid expenses and other current assets)	—	—
Cash, cash equivalents, and restricted cash	$8,351	$5,140

Note 11 – Segment Data
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
The following table presents further disaggregated revenues by type:

	Second Quarter		First Half
(In thousands)	2026	2025	2026	2025
Rental revenues	$37,208	$31,654	$72,833	$59,764
Service revenues	16,344	14,658	32,672	29,941
Product sales revenues	28,033	21,921	51,150	43,305
Total revenues	$81,585	$68,233	$156,655	$133,010
Service revenues in the table above include certain services performed that are directly related to mat rental operations. Such services include freight (hauling of rental mats), rental mat installation and removal, and direct labor related to such activities, and totaled $31.9 million and $25.8 million for the first half of 2026 and 2025, respectively.
The following table presents further disaggregated revenues by geography, based on the country in which the sale originates:

	Second Quarter		First Half
(In thousands)	2026	2025	2026	2025
United States	$71,526	$63,320	$137,406	$123,995
United Kingdom	10,059	4,913	19,249	9,015
Total revenues	$81,585	$68,233	$156,655	$133,010
The following table presents disaggregated expense information:

	Second Quarter		First Half
(In thousands)	2026	2025	2026	2025
Depreciation and amortization - Included in cost of revenues	$7,934	$5,675	$15,564	$11,022
Depreciation and amortization - Included in selling, general and administrative expenses	444	497	981	952
Total depreciation and amortization	$8,378	$6,172	$16,545	$11,974

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
Overview
NPK International Inc. (“NPK,” the “Company,” “we,” “our,” or “us”) is a worksite access solutions company that manufactures, sells, and rents recyclable composite matting products, along with a full suite of services, including planning, logistics, and site restoration. In the first half of 2026, 67% of our revenues were generated from the rental of our recyclable composite matting systems, along with related site construction and services to customers in various markets including power transmission, oil and natural gas exploration and production, pipeline, renewable energy, petrochemical, construction and other industries within the United States and United Kingdom. The remaining 33% of our first half of 2026 revenues were generated from the sale of our manufactured recyclable composite mats to customers around the world, with power transmission being the primary end-market.
2026 Priorities
Our long-term strategy includes key foundational elements that are intended to enhance long-term shareholder value creation:
•Accelerate Organic Growth – We seek to accelerate revenue growth through the expansion of our rental business, which includes a combination of geographic expansion to new growth territories, primarily within the U.S., while also expanding customer market share within currently-served markets. As part of this effort, we have placed a particular emphasis on penetrating larger-scale, longer-term (six months or longer) projects, which we believe will help drive improvements in revenue stability and operational efficiency. Due in part to the success of our efforts, rental and service revenues increased $16 million, or 18%, year-over-year for the first half of 2026, including a 22% increase in rental revenues. We prioritize investment capital to support our organic growth objective, where over the past several years, we have seen the strong market adoption of our specialty rental products and differentiated service offering. During the first half of 2026, we made net investments of $24.3 million in the expansion of our composite rental fleet, expanding our owned composite mat rental fleet by 7%. Further, with our revenue growth and the favorable macro-environment, in March 2026, our Board of Directors approved management’s plan to expand our composite mat production capacity by approximately 50% over current levels. We expect to invest $40 million to $45 million through the second quarter of 2027 to complete this expansion, of which $4.1 million was invested in the second quarter of 2026, with production expected to start up by mid-2027.
•Pursue Inorganic Growth – We seek to accelerate our growth and enhance shareholder value through strategically-aligned inorganic actions, leveraging our scale to increase our value and relevance to customers, and we continually evaluate inorganic opportunities that align with our objectives. In November 2025, we completed the acquisition of Grassform Plant Hire Limited (“Grassform”), a U.K. market leader in ground protection and temporary roadway solutions and services with a fleet of over 20,000 composite mats. Our U.K. operations generated $19.2 million of revenues during the first half of 2026, a $10.2 million increase over the first half of 2025, with the substantial majority of the increase driven by the Grassform acquisition.
•Drive Operational Efficiency – We are focused on efficiency improvements and operating cost optimization across every aspect of our business. Throughout 2025, we continued to evaluate and execute actions intended to streamline the organization and our cost structure, driving improvements in profitability. SG&A as a percentage of revenues was 17.5% for the first half of 2026 compared to 19.1% for the first half of 2025.
•Enhance Return on Capital – We are committed to maintaining a strong balance sheet, prioritizing organic investment to expand our rental business while evaluating accretive inorganic growth opportunities to accelerate growth and returning excess cash generation via programmatic share repurchases. During the first half of 2026, we utilized $2.7 million to repurchase 0.2 million shares under our share repurchase program.

Second Quarter of 2026 Compared to Second Quarter of 2025
Consolidated Results of Operations
Summarized results of operations for the second quarter of 2026 compared to the second quarter of 2025 are as follows:

	Second Quarter		2026 vs 2025
(In thousands)	2026	2025	$	%
Revenues	$81,585	$68,233	$13,352	20%
Cost of revenues	51,426	43,052	8,374	19%
Selling, general and administrative expenses	14,160	13,657	503	4%
Other operating (income) loss, net	(91)	(105)	14	NM
Operating income from continuing operations	16,090	11,629	4,461	38%

Foreign currency exchange (gain) loss	(154)	(626)	472	NM
Interest (income) expense, net	347	1	346	NM
Income from continuing operations before income taxes	15,897	12,254	3,643	30%

Provision for income taxes from continuing operations	3,908	3,470	438	13%
Income from continuing operations	11,989	8,784	3,205	NM
Income (loss) from discontinued operations, net of tax	(22)	(106)	84	NM
Net income	$11,967	$8,678	$3,289	NM
The following table presents further disaggregated revenues by type:

	Second Quarter		2026 vs 2025
(In thousands)	2026	2025	$	%
Rental and service revenues	$53,552	$46,312	$7,240	16%
Product sales revenues	28,033	21,921	6,112	28%
Total revenues	$81,585	$68,233	$13,352	20%

	Second Quarter		Change
	2026	2025
Total gross profit margin	37.0%	36.9%	10	bps
Revenues
Revenues increased 20% to $81.6 million for the second quarter of 2026, compared to $68.2 million for the second quarter of 2025, including a 16% increase in rental and service revenues and a 28% increase in product sales revenues. Rental revenues increased $5.6 million (18%), primarily due to higher pricing along with the contribution from the Grassform acquisition. Service revenues increased $1.7 million (12%), primarily attributable to the contribution from the Grassform acquisition. Product sales revenues increased $6.1 million (28%), reflecting continued strength in customer adoption of manufactured composite matting products relative to timber-based products that represent the primary solution used for worksite access in the market. During the second quarter of 2026, approximately 75% of our product sales revenues were derived from utility companies.
Cost of revenues
Cost of revenues increased 19% to $51.4 million for the second quarter of 2026 (37.0% gross profit margin), compared to $43.1 million for the second quarter of 2025 (36.9% gross profit margin), primarily driven by the 20% increase in revenues described above. Gross profit margin was substantially in line with the prior year, and reflects the effect of improved rental pricing and manufacturing cost leverage for product sales, substantially offset by lower rental fleet utilization attributable to the timing of large-scale projects, and $0.2 million of expenses associated with our manufacturing expansion effort.
Selling, general and administrative expenses
Selling, general and administrative expenses increased to $14.2 million for the second quarter of 2026, which includes $0.6 million attributable to the Grassform acquisition, compared to $13.7 million for the second quarter of 2025. Selling, general and administrative expenses as a percentage of revenues was 17.4% for the second quarter of 2026 compared to 20.0% for the second quarter of 2025. In May 2026, the Compensation Committee modified the retirement eligibility terms applicable to our outstanding long-term incentive awards, including unvested grants from 2024 and 2025, and SG&A for the second quarter of 2026 includes a $0.9 million charge reflecting the acceleration of compensation expense for such awards for retirement eligible executive officers and other employees. The second quarter of 2025 included a $1.2 million charge related to performance-based awards measured on the Company’s total shareholder return (“TSR”) as compared to the TSR of a designated peer group, as well as $0.3 million of severance costs.
Other operating (income) loss, net
Other operating (income) loss, net primarily includes gains and losses on sales of non-rental assets.
Foreign currency exchange
Foreign currency exchange for the second quarter of 2026 and 2025 reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies, principally related to our U.K. operations.
Interest (income) expense, net
Interest expense, net was minimal for both the second quarter of 2026 and 2025, reflecting limited outstanding debt.
Provision for income taxes from continuing operations
The provision for income taxes from continuing operations was $3.9 million for the second quarter of 2026, reflecting an effective tax rate of 25%, compared to income taxes of $3.5 million for the second quarter of 2025, reflecting an effective tax rate of 28%.
Income (loss) from discontinued operations, net of tax
Loss from discontinued operations, net of tax reflects ongoing wind down costs of the former Fluids Systems segment, which was sold in the third quarter of 2024, including costs related to the transaction and the closure of certain foreign subsidiaries that are no longer operational.

First Half of 2026 Compared to First Half of 2025
Consolidated Results of Operations
Summarized results of operations for the first half of 2026 compared to the first half of 2025 are as follows:

	First Half		2026 vs 2025
(In thousands)	2026	2025	$	%
Revenues	$156,655	$133,010	$23,645	18%
Cost of revenues	99,310	82,579	16,731	20%
Selling, general and administrative expenses	27,351	25,403	1,948	8%
Other operating (income) loss, net	(519)	(129)	(390)	NM
Operating income from continuing operations	30,513	25,157	5,356	21%

Foreign currency exchange (gain) loss	(9)	(940)	931	NM
Interest (income) expense, net	670	(47)	717	NM
Income from continuing operations before income taxes	29,852	26,144	3,708	14%

Provision for income taxes from continuing operations	7,505	6,985	520	7%
Income from continuing operations	22,347	19,159	3,188	NM
Income (loss) from discontinued operations, net of tax	78	(478)	556	NM
Net income	$22,425	$18,681	$3,744	NM
The following table presents further disaggregated revenues by type:

	First Half		2026 vs 2025
(In thousands)	2026	2025	$	%
Rental and service revenues	105,505	$89,705	$15,800	18%
Product sales revenues	51,150	43,305	7,845	18%
Total revenues	$156,655	$133,010	$23,645	18%

	First Half		Change
	2026	2025
Total gross profit margin	36.6%	37.9%	(130)	bps
Revenues
Revenues increased 18% to $156.7 million for the first half of 2026, compared to $133.0 million for the first half of 2025, including an 18% increase in both rental and service revenues and product sales revenues. Rental revenues increased $13.1 million (22%) primarily due to higher rental volume driven by our organic growth efforts along with the contribution from the Grassform acquisition, as well as modestly higher pricing. Service revenues increased $2.7 million (9%), primarily attributable to the contribution from the Grassform acquisition. Product sales revenues increased $7.8 million (18%), reflecting continued strength in customer adoption of manufactured composite matting products relative to timber-based products that represent the primary solution used for worksite access in the market. During the first half of 2026, approximately 75% of our product sales revenues were derived from utility companies.
Cost of revenues
Cost of revenues increased 20% to $99.3 million for the first half of 2026 (36.6% gross profit margin), compared to $82.6 million for the first half of 2025 (37.9% gross profit margin), primarily driven by the 18% increase in revenues described above. The decline in gross profit margin is primarily due to modestly lower rental fleet utilization attributable to the timing of large-scale project completions in the first half of 2026, $2.8 million of higher cross-rental costs required to meet customer rental demand, and $0.2 million of expenses associated with our manufacturing expansion effort, partially offset by improved rental pricing and manufacturing cost leverage for product sales.
Selling, general and administrative expenses
Selling, general and administrative expenses increased to $27.4 million for the first half of 2026, which includes $1.3 million attributable to the Grassform acquisition, compared to $25.4 million for the first half of 2025. Selling, general and administrative expenses as a percentage of revenues was 17.5% for the first half of 2026 compared to 19.1% for the first half of 2025. The first half of 2026 includes a $0.9 million charge reflecting the acceleration of stock-based compensation expense for retirement eligible executive officers and other employees. The first half of 2025 included a $1.2 million charge related to performance-based awards measured on the Company’s TSR as compared to the TSR of a designated peer group, as well as $0.4 million of severance costs.
Other operating (income) loss, net
Other operating (income) loss, net primarily includes gains and losses on sales of non-rental assets.
Foreign currency exchange
Foreign currency exchange for the first half of 2026 and 2025 reflects the impact of currency translation on assets and liabilities (including intercompany balances) that are denominated in currencies other than functional currencies, principally related to our U.K. operations.
Interest (income) expense, net
Interest expense, net was minimal for both the first half of 2026 and 2025, reflecting limited outstanding debt.
Provision for income taxes from continuing operations
The provision for income taxes from continuing operations was $7.5 million for the first half of 2026, reflecting an effective tax rate of 25%, compared to income taxes of $7.0 million for the first half of 2025, reflecting an effective tax rate of 27%.
Income (loss) from discontinued operations, net of tax
Income (loss) from discontinued operations, net of tax reflects net costs related to the former Fluids Systems segment, which was sold in the third quarter of 2024. In the first half of 2026, we recognized a $0.5 million pre-tax gain on sale related to the resolution of certain contractual indemnifications related to the Sale Transaction, which was partially offset by costs associated with the transaction as well as the closure of certain foreign subsidiaries that are no longer operational.

Liquidity and Capital Resources
Net cash provided by operating activities was $43.0 million for the first half of 2026 compared to $30.3 million for the first half of 2025. Net income adjusted for non-cash items provided cash of $47.9 million in the first half of 2026, compared to $38.2 million in 2025, while changes in working capital used cash of $4.9 million in the first half of 2026, compared to $7.9 million of cash used in 2025.
Net cash used in investing activities was $26.7 million for the first half of 2026, which includes $33.2 million in capital expenditures partially offset by $5.5 million in additional proceeds from the sale of the Fluids Systems business. The substantial majority of our capital expenditures for the first half of 2026 and 2025 were directed to expanding our mat rental fleet, and 2026 includes $4.1 million spent on the expansion of our Carencro, Louisiana manufacturing operations. Net cash used in investing activities was $0.8 million for the first half of 2025, which includes $21.7 million in capital expenditures partially offset by $14.5 million in additional proceeds from the sale of the Fluids Systems business and $3.3 million in proceeds from the sale of assets.
Net cash used in financing activities was $13.1 million for the first half of 2026, which primarily reflects net repayments on our Credit Facility and other existing financing arrangements as well as $2.7 million in share purchases under our repurchase program. Net cash used in financing activities was $21.8 million for the first half of 2025.
We primarily manage our liquidity utilizing cash on hand and availability under our Credit Facility and other existing financing arrangements.
We expect future working capital requirements for our operations will generally fluctuate directionally with revenues, and we expect net capital expenditures in 2026 to be $65 million to $80 million, which includes $35 million to $45 million in the expansion of our rental fleet and $20 million to $25 million for the manufacturing expansion project. Our planned capital expenditures for 2026 were reduced in the second quarter of 2026, primarily reflecting changes in the timing of manufacturing expansion expenditures which will not impact our anticipated mid-year 2027 completion date. We also expect to use a portion of our existing liquidity to pursue inorganic growth opportunities and return value to our shareholders through share repurchases. We expect cash on hand and cash generated by operations, as well as the projected availability under our Credit Facility and other existing financing arrangements, to be adequate to fund our current operations during the next 12 months.
Our capitalization is as follows:

(In thousands)	June 30, 2026	December 31, 2025
Credit Facility	$—	$5,300
Other debt	10,566	11,562
Unamortized discount and debt issuance costs	—	—
Total debt	$10,566	$16,862

Stockholders’ equity	371,377	351,156
Total capitalization	$381,943	$368,018

Total debt to capitalization	2.8%	4.6%
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
As of June 30, 2026, we had no outstanding borrowings and $1.9 million in outstanding letters of credit, resulting in $148.1 million of remaining availability under the Credit Facility.
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

As of June 30, 2026, the applicable margin for loans under the Credit Facility was 1.75% for Term SOFR loans and 0.75% for alternate base rate loans, and the applicable commitment fee was 0.25% per annum.
The Credit Facility requires compliance with a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio, each as defined in the Credit Facility. In addition, at our option, we may choose to increase the maximum consolidated leverage ratio for a certain period following a significant acquisition, subject to certain limitations, as defined in the Credit Facility. As of June 30, 2026, we were in compliance with required ratios.
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
Other Financing Arrangements. We maintain finance leases primarily related to transportation equipment. During the first half of 2026, we entered into $1.5 million of new finance lease liabilities in exchange for leased assets.
In addition, at June 30, 2026, we had $3.7 million in outstanding letters of credit (inclusive of the amount outstanding under the Credit Facility as described above), performance bonds, and other guarantees.
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
Interest Rate Risk
We are primarily exposed to interest rate risk through our Credit Facility, which is subject to variable interest rates as determined by the debt agreement. At June 30, 2026, we had no borrowings under our Credit Facility.
Foreign Currency Risk
Our principal foreign operations are currently conducted in the U.K., which contributed approximately 12% of our consolidated revenues for the first half of 2026. We have foreign currency exchange risks associated with these operations, which are conducted principally in British pounds. Historically, we have not used off-balance sheet financial hedging instruments to manage foreign currency risks when we enter into a transaction denominated in a currency other than our local currencies.
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report in accordance with Rules 13a-15 and 15d-15 under the Exchange Act. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026, the end of the period covered by this quarterly report.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    Risk Factors
There have been no material changes during the period ended June 30, 2026 to our “Risk Factors” as discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
a)Not applicable
b)Not applicable
c)The following table details our repurchases of shares of our common stock for the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs ($ in Millions)
April 2026	—	$—	—	$89.0
May 2026	—	$—	—	$89.0
June 2026	223,731	$14.32	—	$89.0
Total	223,731		—
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
There were no shares of common stock repurchased under the repurchase program during the three months ended June 30, 2026. As of June 30, 2026, we had $89.0 million remaining under the program.
In addition, during the three months ended June 30, 2026, we purchased an aggregate of 223,731 shares surrendered in lieu of taxes under vesting of restricted shares. These shares were not acquired pursuant to our securities repurchase program described above. All of the shares purchased are held as treasury stock.
ITEM 3.    Defaults Upon Senior Securities
None.
ITEM 4.    Mine Safety Disclosures
Not applicable.
ITEM 5.    Other Information
Insider Trading Arrangements
During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K, except as follows:
On May 27, 2026, Rose Robeson, a member of the Company’s board of directors, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (a “10b5-1 Plan”). Ms. Robeson’s 10b5-1 Plan provides for the aggregate sale of up to 30,000 shares of the Company’s common stock, commencing on August 27, 2026, and will be effective until May 27, 2027.

ITEM 6.    Exhibits
The exhibits listed are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

†*10.1	Form of Restricted Stock Unit Agreement under the Second Amended and Restated NPK International Inc. 2015 Employee Equity Incentive Plan
†*10.2	Form of Performance Share Unit Agreement under the Second Amended and Restated NPK International Inc. 2015 Employee Equity Incentive Plan
†*10.3	Form of Non-Employee Director Restricted Stock Agreement under the NPK International Inc. Amended and Restated 2014 Non-Employee Directors’ Restricted Stock Plan
†*10.4
Omnibus Amendment to Outstanding Restricted Stock Unit, Performance Share Unit and Performance-Based Cash Agreements under the Second Amended and Restated NPK International Inc. 2015 Employee Equity Incentive Plan

*19.1	Insider Trading Policy
*31.1	Certification of Matthew S. Lanigan pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Gregg S. Piontek pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of Matthew S. Lanigan pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of Gregg S. Piontek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*101.SCH	Inline XBRL Schema Document
*101.CAL	Inline XBRL Calculation Linkbase Document
*101.DEF	Inline XBRL Definition Linkbase Document
*101.LAB	Inline XBRL Label Linkbase Document
*101.PRE	Inline XBRL Presentation Linkbase Document
*104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
†     Management compensation plan or agreement.
*     Filed herewith.
**   Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2026

NPK International Inc.
(Registrant)

By:	/s/ Matthew S. Lanigan
Matthew S. Lanigan President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gregg S. Piontek
Gregg S. Piontek Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)